Form 10-Q
period 1998-06-30
BNP US FUNDING LLC
filed 1998-08-14
CIK 1054659

Form 10-Q
                Securities and Exchange Commission
                      Washington, D.C. 20549
        Quarterly Report pursuant to Section 13 or 15 (d)
              of The Securities Exchange Act of 1934

For the quarterly                     Commission File Number 000-23745
period ended June 30, 1998

                      BNP U.S. FUNDING L.L.C.
                      -----------------------

      (Exact name of registrant as specified in its charter)



             Delaware                               13-3972207
             --------                               ----------
(State or other jurisdiction          (I.R.S. Employer Identification No.)
of incorporation or organization)



               499 Park Avenue, New York, New York
               -----------------------------------
             (Address of principal executive offices)

                              10022
                              -----
                            (Zip Code)

                          (212) 449-9600
                          --------------
       (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes [x]          No [  ]



Common Stock, $10,000 Par Value                     53,011
-------------------------------                     ------

Number of shares outstanding of each of the issuer's classes of common stock on June 30, 1998

                         Form 10-Q Index

Part I                                                           Page
------                                                           ----

Item l.  Financial Statements - BNP U.S. FUNDING L.L.C.:

         Balance Sheet at June 30, 1998 and December 31, 1997       3

         Statement of Income for the quarter ended June 30,
         1998 and six months ended June 30, 1998                    4

         Statement of Comprehensive Income for the quarter
         ended June 30, 1998 and six months ended June 30, 1998     5

         Statement of Changes in Redeemable Common Securities,
         Preferred Securities and Securityholders' Equity for
         the six months ended June 30, 1998                         6

         Statement of Cash Flows for the six months ended
         June 30, 1998                                              7

         Notes to Financial Statements                              8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation                        16

Item 3.  Quantitative and Qualitative Disclosures
         about Market Risk                                         18


Part II
-------

Item l.  Legal Proceedings                                         19

Item 2.  Changes in Securities and Use of the Proceeds             19

Item 3.  Defaults Upon Senior Securities                           19

Item 4.  Submission of Matters to a Vote of Security Holders       19

Item 5.  Other Information                                         19

Item 6.  Exhibits and Current Reports on Form 8-K                  19

Part I
Item 1.
                     BNP U.S. FUNDING L.L.C.

                          BALANCE SHEET
              (in thousands, except per share data)

                                                     June 30,       December 31,
                                                      1998               1997
                                                  -------------     ------------
                                                    (unaudited)       (audited)
ASSETS:

      Cash and cash equivalents                    $    33,559    $    33,762

      Investment securities (Notes 3 and 4)
      Available-for-sale, at fair value                998,772        997,748

      Receivable arising from payment
      for securities, pursuant to
      the application of SFAS 125 (Note 3)             723,208        996,260

      Prepaid asset                                          3           --

      Accrued interest receivable                        5,557          5,144
                                                   -----------    -----------

      TOTAL ASSETS                                 $ 1,761,099    $ 2,032,914
                                                   ===========    ===========

      LIABILITIES:

      Obligation arising from the receipt
      of securities, pursuant to the
      application of SFAS 125 (Note 3)             $   726,955    $   998,610

      Due to affiliates                                   --               12

      Accrued expenses                                      (3)            34
                                                   -----------    -----------

      TOTAL LIABILITIES                                726,955        998,656
                                                   -----------    -----------

      Redeemable common securities, par value
      and redeemable value $10,000 per security;
      150,000 securities authorized, 53,011
      securities issued and outstanding (Note 5)       530,110        530,110

      Preferred securities, liquidation preference
      $10,000 per security; 150,000 securities
      authorized, 50,000 securities issued and
      outstanding                                      500,000        500,000

      Additional paid in capital                             6              6

      Accumulated other comprehensive income              (673)          --

      Retained earnings                                  4,701          4,142
                                                   -----------    -----------
      TOTAL REDEEMABLE COMMON SECURITIES,
      PREFERRED SECURITIES AND
      SECURITYHOLDERS' EQUITY                        1,034,144      1,034,258
                                                   -----------    -----------

      TOTAL LIABILITIES AND TOTAL REDEEMABLE
      COMMON SECURITIES, PREFERRED SECURITIES
      AND SECURITYHOLDERS' EQUITY                  $ 1,761,099    $ 2,032,914
                                                   ===========    ===========


      The accompanying Notes to Financial Statements are an integral part of these Statements.

                     BNP U.S. FUNDING L.L.C.

                       STATEMENT OF INCOME
              (in thousands, except per share data)

                                            Six-month period  Three-month period
                                             ended June 30,     ended June 30,
                                                 1998               1998
                                            ----------------  ------------------
                                              (unaudited)        (unaudited)

INTEREST INCOME:

Collateralized Mortgage Obligations:
    Floating-rate REMICs                        $  7,625         $  3,828
    Fixed-rate REMICs                              1,517              761
Mortgage Backed Securities
    Agency ARMs                                    4,997            2,171
    Agency Hybrid ARMs                             6,277            3,231
Treasury Notes                                     4,139            2,045
Interest on Deposits                                 813              434
                                                  ------           ------
Total                                             25,368           12,470
                                                  ------           ------
NONINTEREST EXPENSE:
Fees and expenses                                    117               65
NET INCOME APPLICABLE TO PREFERRED AND
REDEEMABLE COMMON SECURITIES                    $ 25,251         $ 12,405
                                                --------         --------
NET INCOME PER REDEEMABLE COMMON
SECURITY                                        $ 476.34         $ 234.00
                                                ========         ========

The accompanying Notes to Financial Statements are an integral part of these Statements.

                     BNP U.S. FUNDING L.L.C.

                STATEMENT OF COMPREHENSIVE INCOME

                          (in thousands)



                                      Six-month period     Three-month period
                                     ended June 30, 1998   ended June 30, 1998
                                     -------------------   -------------------
                                         (unaudited)           (unaudited)

NET INCOME                                   $ 25,251          $ 12,405

OTHER COMPREHENSIVE INCOME:
  Net change in unrealized gain
    (loss) in fair value of
    securities available-
    for-sale treated as
    collateral (Note 3)                        1,397              1,994
  Net change in unrealized loss
    in fair value of obligation
    arising from the receipt of
    securities pursuant to the
    application of SFAS 125 (Note 3)          (1,397)            (1,994)
  Net change in unrealized gain
    (loss) in fair value of securities
    available-for-sale not treated as
    collateral (Note 3)                         (673)              (502)
                                            --------           --------
OTHER COMPREHENSIVE INCOME                      (673)              (502)
                                            --------           --------

COMPREHENSIVE INCOME                        $ 24,578           $ 11,903
                                            ========           ========


The accompanying Notes to Financial Statements are an integral part of these Statements.

                     BNP U.S. FUNDING L.L.C.

      STATEMENT OF CHANGES IN REDEEMABLE COMMON SECURITIES,
         PREFERRED SECURITIES AND SECURITYHOLDERS' EQUITY

                            (in thousands)

                                                                                                                        TOTAL
                                                                                                                      REDEEMABLE
                                                                                                                        COMMON
                                                                                                                       SECURITIES
                                                                                 ACCUMULATED                           PREFERRED
                                  REDEEMABLE                     ADDITIONAL        OTHER                            SECURITIES AND
                                    COMMON        PREFERRED       PAID IN      COMPREHENSIVE      RETAINED         SECURITYHOLDERS'
                                  SECURITIES     SECURITIES       CAPITAL          INCOME         EARNINGS              EQUITY
                                  ----------     ----------       -------          ------         --------              ------

Balance at December 31, 1997
(audited)                          $530,110       $500,000         $6             $ --            $4,142            $1,034,258

Net income                              --             --           --               --            25,251                25,251

Other comprehensive income              --             --           --             (673)               --                  (673)

Dividends Paid - Preferred
Securities                                                                                       (19,345)               (19,345)

Dividends Paid - Common
Securities                                                                                        (5,347)                (5,347)

Balance at June 30, 1998           --------       --------          --           ------           ------             ----------
(unaudited)                        $530,110       $500,000          $6            $(673)          $4,701             $1,034,144
                                   ========       ========          ==           ======           ======             ==========

The accompanying Notes to Financial Statements are an integral part of these Statements.

                      BNP U.S. FUNDING L.L.C.

                      STATEMENT OF CASH FLOWS

                          (in thousands)

                                                     Six-month period
                                                     ended June 30, 1998
                                                     -------------------
                                                        (unaudited)
OPERATING ACTIVITIES:

Net income                                                $25,251

Adjustments to reconcile net income to
cash provided from operating activities:
  Premium amortization                                      7,158
  Net change in interest receivable                           937
  Net change in accrued expenses                              (37)
  Net change in due to affiliates                             (12)
                                                           ------
  Net change in prepaid asset                                  (3)
                                                           ------

Net cash provided from operating activities                33,297
                                                           ------

INVESTING ACTIVITIES:

Purchase of investment securities:
  Floating-rate REMICs                                   (118,423)
  Fixed-rate REMICs                                        (5,420)
  Agency ARMs                                             (40,874)
  Agency Hybrid ARMs                                     (128,511)
  Premium paid                                             (2,700)
  Interest receivable                                      (1,352)
Decrease in receivable arising from
payment for securities,
pursuant to the application of SFAS 125 (Note 3)          273,052
Proceeds from principal payments of
securities available-for-sale,
not treated as collateral                                  23,124
Proceeds from principal payments of
securities available-for-sale,
treated as collateral                                     265,348
                                                          -------

Net cash provided (used) by investing activities          264,244
                                                          -------

FINANCING ACTIVITIES:

Cash dividends - Preferred Securities                     (19,345)
Cash dividends - Common Securities                         (5,347)
Decrease in obligation arising
from receipt of securities,
pursuant to the application of SFAS 125 (Note 3)         (273,052)
                                                          -------
Net cash provided (used) by financing activities         (297,744)
                                                          --------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                  (203)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             33,762
                                                          -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $33,559
                                                          =======


The accompanying Notes to Financial Statements are an integral part of these Statements.

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

      BNP U.S. Funding L.L.C. (the "Company") is a Delaware limited liability company formed on October 14, 1997 for the purpose of acquiring and holding certain types of eligible securities that will generate net income for distribution to the holders of its Series A Preferred Securities and its redeemable Common Securities. The Company is a wholly owned subsidiary of the New York Branch (the "Branch") of Banque Nationale de Paris (the "Bank" or "BNP"). BNP is a French corporation that conducts retail banking activities in France and corporate and private banking and other financial activities both in France and throughout the world.

      The Company was initially capitalized on October 14, 1997 with the issuance to the Branch of one share of the Company's redeemable common securities, $10,000 par value (the "Common Securities"). On December 5, 1997 (inception), the Company commenced operations concurrent with the issuance of 50,000 noncumulative preferred securities, Series A, liquidation preference $10,000 per security, (the "Series A Preferred Securities") to qualified institutional buyers, and the issuance of 53,010 Common Securities to the Branch. These issuances raised in the aggregate $1,030,115,873 of net capital (including $5,873 of additional paid in capital). This entire amount was used to acquire from the Branch a portfolio of debt securities (including accrued interest) at their fair values (the "Initial Portfolio").

      The accounting and financial reporting policies of the Company conform to U.S. generally accepted accounting principles and current industry practices. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and revenues during the reporting periods. Actual results could differ from those estimates.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENT SECURITIES:

      Investments in debt securities, both collateral and noncollateral (see Note 3), are classified as available for sale and are carried at fair value. Unrealized gains and losses on these securities are reported as a component of other comprehensive income.

      Interest on securities is included in interest income and is recognized using the interest method. Premiums and discounts are amortized using the effective interest method and are recognized in interest income.

COMPREHENSIVE INCOME:

      Statement of Financial Accounting Standards No. 130. "Reporting Comprehensive Income," requires the Company to report items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately in Total Redeemable Common Securities, Preferred Securities and Securityholders' Equity. Comprehensive income includes net income, as reported, as well as the change in unrealized gains and losses on available-for-sale securities and in the obligation arising from the receipt of securities, pursuant to the application of SFAS 125.

CASH AND CASH EQUIVALENTS:

      Cash and cash equivalents include cash and short-term deposits with original maturities of three months or less.

DIVIDENDS:

      Dividends on the Series A Preferred Securities, when, as and if declared by the Company's Board of Directors, are payable, out of the Company's net income, determined without regard to capital gains or losses, semi-annually in arrears on a non-cumulative basis on the fifth day of June and December of each year, commencing June 5, 1998, at a rate per annum of 7.738% of the liquidation preference through and including December 5, 2007. Thereafter, dividends, when, and if declared by the Company's Board of Directors, will be payable quarterly in arrears on the third Wednesday of March, June, September, and December of each year and will be calculated on a weekly basis in each quarter at a rate per annum of the liquidation preference equal to 2.8% per annum above one-week LIBOR for the week concerned as determined on the related LIBOR Determination Date.

      Holders of Common Securities are entitled to receive dividends when, as and if declared by the Company's Board of Directors out of the Company's net income not required to be applied to fund dividends with respect to the Series A Preferred Securities.

      To date, the Company has declared and paid dividends as follows:

Security                     Amount          Date Paid
--------                     ------          ---------

Series A Preferred
Securities                $19,345,000        June  5, 1998

Common Securities         $ 5,347,365        June 22, 1998

      If the Bank's financial condition were to deteriorate with the consequence that a Shift Event (as defined below) were to occur, substantially all of the Common Securities would be redeemed automatically without prior redemption of the Series A Preferred Securities and dividends payable on each Series A Preferred Security could be substantially reduced or completely eliminated. In addition, if the Bank's Tier 1 risk-based capital ratio were to decline below the minimum percentage required by French banking regulations (currently 4%), the Company would pay a special dividend consisting of all of the Company's net assets (other than assets having a total market value of approximately $40 million) to the Bank as holder of the Common Securities.

      A "Shift Event" would be deemed to have occurred if (i) the Bank's total risk-based capital ratio or Tier 1 risk-based capital ratio were to decline below the minimum percentages required by French banking regulations, (ii) the Bank were to become subject to certain specified receivership proceedings or
(iii) the French Banking Commission (Commission bancaire), in its sole discretion, were to notify the Bank and the Company that it has determined that the Bank's financial condition was deteriorating such that either of the foregoing clauses (i) or
(ii) would apply in the near term. French banking regulations currently require French banks to maintain a minimum total risk-based capital ratio of at least 8.0% and a minimum Tier 1 risk-based capital ratio of at least 4.0%.

      The Company may not pay dividends or make other distributions on the Common Securities or the Series A Preferred Securities if, after giving effect to the distributions, the Company's liabilities would exceed the fair value of its assets. Additionally, as long as any Series A Preferred Securities are outstanding, except during a Shift Period (i.e., following the occurrence of a Shift Event causing a shift in dividend preference and before the termination thereof), the amount of dividends on the Common Securities in any fiscal year may not exceed the amount by which the net income of the Company for such fiscal year exceeds the stated dividends on the Series A Preferred Securities scheduled to be paid during such fiscal year irrespective of whether dividends on the Series A Preferred Securities are in fact declared and paid. Additionally, other than during a Shift Period, no dividends may be declared, paid or set apart for payment on the Common Securities (a) with respect to any period of time included in any Dividend Period unless full dividends have been or contemporaneously are declared and paid, or declared and a sum sufficient for the payment thereof is set apart for such payment on the Series A Preferred Securities for the then-current Dividend Period and (b) the Company may not declare, pay or set apart funds for any dividends or other distributions with respect to any Common Securities unless and until (x) full dividends on the Series A Preferred Securities for the two most recent preceding Dividend Periods are declared and paid, or declared and a sum sufficient for payment has been paid over to the dividend disbursing agent for payment of such dividends and (y) the Company has declared a cash dividend on the Series A Preferred Securities at the annual dividend rate for the then-current Dividend Period, and sufficient funds have been paid over to the dividend disbursing agent for payment of such cash dividends for such then-current Dividend Period.

NET INCOME PER REDEEMABLE COMMON SECURITY:

      Net income per redeemable common security is calculated by dividing net income semiannually in arrears after preferred dividends by the weighted average number of Common Securities outstanding.

INCOME TAXES:

      The Company expects to be treated as a partnership for U.S. Federal income tax purposes. As such, a partnership is not a taxable entity, the Company will not be subject to U.S. federal, state and local income tax on its income. Instead, each securityholder is required to take into account its allocable share of items of income, gain, loss and deduction of the partnership in computing its U.S. Federal tax liability. Accordingly, the Company has made no provision for income taxes in the accompanying statement of income.

NOTE 3--RECEIVABLE ARISING FROM PAYMENT FOR SECURITIES, PURSUANT
TO THE APPLICATION OF SFAS 125, AND OBLIGATION ARISING FROM THE
RECEIPT OF SECURITIES, PURSUANT TO THE APPLICATION OF SFAS 125

      Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125") governs the accounting for the transfer of financial assets. Under SFAS 125, transfers of financial assets that do not meet certain sale accounting requirements must be accounted for as a secured borrowing transaction with a pledge of collateral.

      Due to the potential consequences of a Shift Event (as described above), the Company's purchase of the Initial Portfolio from the Branch did not meet certain SFAS 125 sale accounting requirements. Therefore, the purchase of the Initial Portfolio has been accounted for as a secured borrowing transaction with a pledge of collateral. In accounting for this transaction as a secured borrowing transaction in accordance with SFAS 125, the Company recorded a receivable in an amount equal to the remaining amount paid to the Branch to acquire the Initial Portfolio. In this case, however, having delivered the securities in the Initial Portfolio to the Company, neither the Branch nor

BNP has any further obligation to the Company to repay any part of the purchase price for the Initial Portfolio or otherwise to repurchase or redeem any securities in the Initial Portfolio. Other provisions of SFAS 125 govern the accounting for financial assets treated as collateral that an entity has the right to sell or repledge. In accordance with such provisions, the Company has recognized the securities in the Initial Portfolio and recorded a related obligation. In this case, the Company has in fact no obligation to return any such securities to the Branch or to BNP, except to the extent that the consequences of a Shift Event (as described above) might affect securities still held by the Company at the time.

      As securities within the Initial Portfolio mature or prepay, the Company recognizes the cash proceeds as a reduction in a receivable arising from payment for securities. Concurrent with the receipt of such cash proceeds, the Company derecognizes such securities and reduces the obligation. Accordingly, the receivable amounted to $723,207,884 at June 30, 1998.

      The obligation arising from the receipt of securities is stated at the fair value of the related securities. Changes in the value of the obligation due to corresponding changes in the fair value of the related securities are reported as an element of other comprehensive income.

NOTE 4--INVESTMENT SECURITIES:

      The amortized cost and estimated fair value of available-for-sale securities were as follows ($ in 000's) based on management's prepayment assumptions:

                                            Gross      Gross
                              Amortized   Unrealized Unrealized     Fair
June 30, 1998                    Cost       Gains      Losses      Value
-------------                    ----       -----      ------      -----


Collateralized Mortgage
Obligations:
  Floating-rate REMICs       $297,476   $    236     $  1,454    $296,258
  Fixed-rate REMICs            52,266        257                   52,523
Mortgage Backed Securities
  Agency ARMs                 226,796      3,274        2,574     227,496
  Agency Hybrid ARMs          272,983        913          916     272,980
U.S. Treasury Notes           146,177      3,338           --     149,515
                             --------   --------     --------    --------
  Total                      $995,698   $  8,018     $  4,944    $998,772
                             ========   ========     ========    ========

                                          Gross       Gross
                            Amortized   Unrealized  Unrealized   Fair
December 31, 1997              Cost       Gains       Losses     Value
-----------------              ----       -----       ------     -----


Collateralized Mortgage
Obligations:
  Floating-rate REMICs       $263,209   $    118   $    585   $262,742
  Fixed-rate REMIC             46,837       --          607     46,230
Mortgage Backed Securities
  Agency ARMs                 360,343      1,283        909    360,717
  Agency Hybrid ARMs          178,405      2,271        --     180,676
U.S. Treasury Notes           146,604        779        --     147,383
                             --------   --------   --------   --------
  Total                      $995,398   $  4,451   $  2,101   $997,748
                             ========   ========   ========   ========

      The breakdown of the Company's available-for-sale securities by category and expected maturity distribution
  (stated in terms of amortized cost) is summarized below ($ in 000s) based on management's prepayment assumptions:

                            Due in   Due after  Due after
                            1 year   1 through  5 through   Due after
June 30, 1998               or less  5 years    10 years    10 years    Total
-------------               -------  -------    --------    --------    -----

Collateralized Mortgage
Obligations:
  Floating-rate REMICs     $ 31,791   $265,685   $   --     $   --     $297,476
  Fixed-rate REMICs            --        5,429       --       46,837     52,266
Mortgage Backed
Securities:
  Agency ARMs                  --      159,039     67,757       --      226,796
  Agency Hybrid ARMs           --       21,862    251,121       --      272,983
U.S. Treasury Notes            --         --      146,177       --      146,177
                           --------   --------   --------   --------   --------
  Total                    $ 31,791   $452,015   $465,055   $ 46,837   $995,698
                           ========   ========   ========   ========   ========


                            Due in   Due after  Due after
                            1 year   1 through  5 through   Due after
December 31, 1997           or less  5 years    10 years    10 years    Total
-----------------           -------  -------    --------    --------    -----
Collateralized Mortgage
Obligations:
  Floating-rate REMICs     $  1,470   $261,739   $   --     $   --     $263,209
  Fixed-rate REMIC             --         --         --       46,837     46,837
Mortgage Backed
Securities:
  Agency ARMs                  --         --      360,343       --      360,343
  Agency Hybrid ARMs           --         --      178,405       --      178,405
U.S. Treasury Notes            --         --      146,604       --      146,604
                           --------   --------   --------   --------   --------
  Total                    $  1,470   $261,739   $685,352   $ 46,837   $995,398
                           ========   ========   ========   ========   ========

      Actual maturities may differ from maturities shown above due to prepayments.

      The breakdown of the Company's available-for-sale securities by category and yield is summarized below:


                            Due in   Due after  Due after
                            1 year   1 through  5 through   Due after
June 30, 1998               or less  5 years    10 years    10 years   Total
-------------               -------  -------    --------    --------   -----

Collateralized Mortgage
Obligations:
  Floating-rate REMICs       6.27%     5.86%        --%        --%      5.87%
  Fixed-rate REMICs            --      6.49         --       6.48       6.48
Mortgage Backed Securities:
  Agency ARMs                  --      2.46       5.88         --       3.27
  Agency Hybrid ARMs           --        --       5.81         --       5.81
U.S. Treasury Notes            --        --       5.65         --       5.65
                             ----      ----       ----       ----       ----
  Total                      6.27%     4.07%      5.76%      6.48%      5.03%
                             ====      ====       ====       ====       ====



                            Due in   Due after  Due after
                            1 year   1 through  5 through   Due after
December 31, 1997           or less   5 years   10 years    10 years   Total
-----------------           -------  ---------  ---------   ---------  -----

Collateralized Mortgage
Obligations:
  Floating-rate REMICs       6.22%     6.34%        --%       --%     6.34%
  Fixed-rate REMIC             --        --         --      6.92      6.92
Mortgage Backed Securities:
  Agency ARMs                  --        --       5.62        --      5.62
  Agency Hybrid ARMs           --        --       5.66        --      5.66
U.S. Treasury Notes            --        --       5.86        --      5.86
                             ----      ----       ----      ----      ----
  Total                      6.22%     6.34%      5.68%     6.92%     5.92%
                             ====      ====       ====      ====      ====


      There were no sales of available-for-sale securities from December 5, 1997 (inception) to June 30, 1998.

NOTE 5--REDEEMABLE COMMON SECURITIES:

General

      The Company is authorized to issue up to 150,000 Common Securities; as of June 30, 1998 and December 31, 1997, the Company had outstanding 53,011 Common Securities, all of which were held by the Branch. The Bank has agreed with the Company in the Contingent Support Agreement that, so long as any Series A Preferred Securities are outstanding, it will maintain direct or indirect ownership of 100% of the outstanding Common Securities.

Dividends

      Holders of Common Securities are entitled to receive dividends when, as and if declared by the Company's Board of Directors out of the Company's net income not required to be applied to fund dividends with respect to the Series A Preferred Securities; provided that so long as any Series A Preferred Securities are outstanding, no dividends or other distributions (including redemptions and purchases) may be made with respect to the Common Securities unless full dividends on all Series A Preferred Securities have been paid for the current and the two immediately preceding Dividend Periods (except during a Shift Period if the Bank does not distribute dividends on its common stock).

Redemption Requirements

      If the Bank's financial condition were to deteriorate with the consequence that a Shift Event were to occur, substantially all the Common Securities would be redeemed automatically without prior redemption of any Series A Preferred Securities.

Voting Rights

      Subject to the rights, if any, of the holders of Series A Preferred Securities (in particular the right to remove and replace any Independent Director and to elect an additional director, in certain circumstances), all voting rights are vested in the Common Securities. The Holders of Common Securities are entitled to one vote per security.

Rights Upon Liquidation

      In the event of the dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, after there shall have been paid or set aside for the holders of all Series A Preferred Securities the full preferential amounts to which such holders are entitled, the holders of Common Securities will be entitled to share equally and ratably in any assets remaining after the payment of all debts and liabilities. Upon a liquidation of the Company during a Shift Period, the Common Securities will have a preference over the Series A Preferred Securities to the extent, if any, that the liabilities of the Bank (including any debt instruments, such as titres participatifs and prets participatifs) have not been paid in full.

NOTE 6--RELATED PARTY TRANSACTIONS:

      The Company entered into a Services Agreement with the Branch on December 5, 1997 pursuant to which the Branch manages the securities portfolio of the Company and performs other administrative functions for a fee of $50,000 per annum. Expenses incurred under such Agreement were $25,000 as of June 30, 1998. While the amount of the fee payable under the Agreement is somewhat less than the fee which would be payable in an arm's length transaction with a third party, Management does not believe that the difference is material.

      French American Banking Corporation (FABC), an affiliate of BNP, serves as the dividend paying agent, registrar, and transfer agent with respect to the Series A Preferred Securities. The Company paid FABC an upfront fee of $4,000 and will pay a fee of $4,000 per annum for these services.

      The Company maintains a credit balance account with the Branch for clearing certain transactions.

      All of the Company's officers and employees and all but one of the members of the Company's Board of Directors are officers and employees of the Branch or BNP.

NOTE 7--FAIR VALUE OF FINANCIAL INSTRUMENTS:

      The fair values of securities at June 30, 1998 and December 31, 1997 were obtained from independent market sources and are summarized in Note 4. The carrying value of cash and cash equivalents, accrued interest receivable, accrued expenses, and due to affiliates approximates fair value. The carrying values of investment securities, as shown in Note 4, and the obligation arising from the receipt of securities, pursuant to the application of SFAS 125, approximates their fair value. The fair value of the receivable arising from payment for securities, pursuant to the application of SFAS 125, approximates the aggregate carrying value of the investment securities treated as collateral including accrued interest, which at June 30, 1998 and December 31, 1997 was $726,954,485 and $998,610,000 respectively

Item 2.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

      The following discussion pertains to the six-month period ended June 30, 1998 (the "six-month period") and the three-month period ended June 30, 1998 (the "three-month period").

      General
      -------

      The Company was formed on October 14, 1997 and commenced operations on December 5, 1997 by the sale to qualified institutional buyers of 50,000 noncumulative preferred securities, Series A, liquidation preference $10,000 per security, (the "Series A Preferred Securities") and the sale to the New York Branch of Banque National de Paris (the "Branch") of 53,011 Common Securities, $10,000 par value per share (the "Common Securities"). Together, such sales raised net capital of $1,030,115,873, which the Company used to purchase a portfolio of securities (the "Portfolio") from the branch.

      The Company's sole business is to acquire, hold and manage debt instruments largely consisting of mortgage obligations, which generate net income for distribution to securityholders. The Company's sole source of income is interest generated by the securities in the Portfolio.

      Results of Operations
      ---------------------

      During the six-month period and the three-month period the Company had revenues of $25,368,306 and $12,470,940, respectively. This amount consisted entirely of interest income. Interest on the securities in the Portfolio for the six and three-month periods amounted to $24,555,531 and $12,037,956, respectively, representing an aggregate average yield of 5.03% and 4.98%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows:

                              SIX-MONTH PERIOD        THREE-MONTH PERIOD
                              ----------------        ------------------

Floating-rate REMICs         $7,625,110    5.87%     $3,830,068     5.66%

Fixed-rate REMICs            $1,517,280    6.48%       $761,177     6.50%

Agency ARMs                  $4,997,192    3.27%     $2,170,758     2.79%

Agency Hybrid ARMs           $6,276,502    5.81%     $2,045,333     5.60%

      The average book value of the Portfolio during the six and three-month periods was $975,064,704 and $983,572,172, respectively. This reflects the following prepayments and reinvestments:

PREPAYMENTS                  SIX-MONTH PERIOD     THREE-MONTH PERIOD
-----------                  ----------------     ------------------

Floating-Rate REMICs            $83,680,285          $48,962,901

Agency ARMs                    $158,400,697          $78,389,000

Agency Hybrid ARMs              $46,390,618          $29,471,639

REINVESTMENTS                SIX-MONTH PERIOD     THREE-MONTH PERIOD
-------------                ----------------     ------------------

Floating-Rate REMICs           $118,589,682          $74,752,510

Fixed-Rate REMICs                $5,420,457           $5,420,457

Agency ARMs                     $40,874,409          $11,407,199

Agency Hybrid ARMs             $128,512,591          $42,306,320

      The Company also recorded interest income from the short-term investment for the six and three-month periods of $812,775 and $433,484, respectively. This amount is attributable to (i) interest payments on securities in the Portfolio and (ii) prepayments of principal pending their reinvestment.

      The decrease in the aggregate yield on the securities in the Portfolio to 5.03% for the six-month period ended June 30, 1998 from 5.92% for the period from December 31, 1997 was due primarily to prevailing market conditions resulting in a lower interest rate environment in the United States.

      During the period from January 1, 1998 to June 30, 1998, approximately 85% of the Portfolio consisted of collateralized mortgage obligations (Floating-rate REMICs and Fixed-rate REMICs) and mortgage backed securities (Agency ARMs and Agency Hybrid
ARMs) and approximately 15% consisted of Treasuries. Floating rate securities accounted for approximately 94.19% of the portfolio of collateralized mortgage obligations and mortgage backed securities. The decline in market interest rates caused an acceleration of prepayments of principal of collateralized mortgage obligations and mortgage backed securities as mortgage holders refinanced to lower rate obligations.

      The aggregate market value of the securities in the Portfolio as of June 30, 1998 was higher than the book value by approximately 0.308%, due to a net decrease in interest rates.
Because management intends to hold such securities until maturity, the unrealized net gain of approximately $3,073,887 was not recognized in reporting net income.

      Operating expenses for the six and three-month periods totaled $116,815 and $65,266, respectively. Operating expenses consisted of accrued audit fees and an accrued portion of the fees of Citibank as Trustee and of the Branch under the Services Agreement.

      The Company's net income during the six and three-month periods was $25,251,491 and $12,405,673, respectively. As of June
30, 1998, the Company had declared and paid dividends as follows:

Security                     Amount          Date Paid
                             ------          ---------

Series A Preferred
Securities               $19,345,000       June 5, 1998

Common Securities        $ 5,347,365       June 22, 1998

These amounts were paid from the Company's retained earnings, consisting of net income generated during the period from December 5, 1997 to May 31, 1998.

Interest Rate Risk

      The Company's income consists primarily of interest on collateralized mortgage obligations, mortgage backed securities and Treasuries. Currently, the Company does not use any derivative products to manage its interest rate risk. If there is a decline in market interest rates, as occurred in the first six months of 1998, the Company may experience a reduction in interest income on its collateralized mortgage obligations and its mortgage backed securities and a corresponding decrease in funds available to be distributed to its securityholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on ARM mortgage loans are based and from prepayment of mortgage loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding securities. There can be no assurance that an interest rate environment in which there is a significant decline in interest rates over an extended period of time would not adversely affect the Company's ability to pay dividends on the Series A Preferred Securities.

      SFAS 125 Receivable and Obligation

      Under SFAS 125, transfers of financial assets that do not meet certain sale accounting requirements must be accounted for as a secured borrowing transaction with a pledge of collateral. Due to the potential consequences of a Shift Event, the Company's purchase of the Initial Portfolio from the Branch did not meet certain SFAS 125 sale accounting requirements. Accordingly, the Company recorded at December 5, 1997 a receivable for the consideration paid to the Branch for the Initial Portfolio treated as collateral. Since the Company has the right to sell and pledge the securities in the Initial Portfolio treated as collateral, in application of SFAS 125 the Company recognized the securities in the Initial Portfolio as assets and recorded at December 5, 1997 a related obligation to return them to the Branch. As a legal and economic matter, however, there is no such receivable or obligation since (a) neither the Bank nor the Branch has any obligation to repay any part of the purchase price for the Initial Portfolio or to repurchase or redeem any of the securities included therein, and (b) the Company has no obligation to return any of such securities to the Bank or the Branch (except in the limited circumstances and to the extent that the occurrence of a Shift Event under the Charter would require the transfer of any assets held by the Company at the time). As the securities in the Initial Portfolio are paid, the receivable will be deemed to be realized and the obligation will be reduced, each by an amount corresponding to the amount of the payments. At June 30, 1998 and December 31, 1997, respectively, the receivable arising from payment for securities amounted to $723,207,884 and $996,259,635, and the obligation arising from the receipt of securities amounted to $726,954,485 and $998,609,635. (The slight difference between the amounts of the receivable and the obligation result from a requirement to mark the obligation to market in parallel with the related securities.) The decrease in the amount of such receivable and such obligation between the two dates reflects the prepayment of securities in the Initial Portfolio and the purchase by the Company of securities from third parties with the proceeds therefrom. The Company recognized the cash proceeds of such prepayments as a reduction in the receivable and concurrently reduced the associated obligation. Such decreases in the receivable and the obligation did not affect the Company's results of operations or cash flow. Such transactions are accounted for as a purchase under SFAS 125.

      Liquidity and Capital Resources

      The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments. The Company's sole liquidity needs are to acquire reinvestment securities as original securities repay or prepay and to pay dividends on the Series A Preferred Securities. The acquisition of reinvestment securities is funded with the proceeds of principal repayments or prepayments on original securities, and the payments of dividends on the Series A Preferred Securities will be funded by revenues from the securities in the Portfolio. Given the limited scope of its purpose (acquiring and holding Eligible Securities to fund the payment of dividends on the Series A Preferred Securities and the Common Securities), the Company does not anticipate that it will have any other material expenditures requiring liquidity. Furthermore, the Company is prohibited from incurring indebtedness. Accordingly, the Company believes that its liquidity and capital resources will be sufficient to meet its liquidity requirements in the short and long term.

Item 3.


Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Part II
-------

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities and Use of the Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Current Reports on Form 8-K

           A)  Exhibits:

           11) Computation of net income per share
           12) (a) Computation of ratio of earnings to fixed charges
               (b) Computation of ratio of earnings to fixed charges and preferred security dividends

           B)  Reports on Form 8-K: NONE

                            Signature

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                    BNP U.S. FUNDING L.L.C.
                                    -----------------------
                                    Registrant


Date:  August 14, 1998              By /s/ Eric Deudon
                                       --------------------------
                                           Eric Deudon
                                           President and Director


Date:  August 14, 1998              By /s/ Lisa Hermann
                                       ---------------------
                                           Lisa Hermann
                                           Treasurer

                            Exhibit 11

                     BNP U.S. FUNDING L.L.C.
                     -----------------------
               Computation of net income per share
              (in thousands, except per share data)

                                           Six-month
                                          period ended
                                          June 30, 1998
                                          -------------

Net Income                                 $25,251
Less:  Preferred Securities
       Dividends                            19,345

Net Income Applicable to Common Securities  $5,906
                                            ======
Securities:

Weighted Average Number of Common
Securities Outstanding                     53,011

Net Income per Common Security            $111.42
                                          =======

                          Exhibit 12(a)

                     BNP U.S. FUNDING L.L.C.
                     -----------------------
        Computation of ratio of earnings to fixed charges
                  (in thousands, except ratios)

                                         Six-month
                                        period ended
                                        June 30, 1998
                                        -------------

Net Income                                $25,251

Fixed Charges

  Audit Fees                                   29

  Administrative Fees                          25
                                            -----

Total Fixed Charges                            54
                                            -----

Earnings before fixed charges              25,197

Fixed charges, as above                        54
                                            -----

Ratio of earnings to fixed charges         466.61
                                           ======

                          Exhibit 12(b)

                     BNP U.S. FUNDING L.L.C.
                     -----------------------
          Computation of ratio earnings to fixed charges
                and preferred securities dividends
                  (in thousands, except ratios)

                                           Six-month
                                          period ended
                                          June 30, 1998
                                          -------------

     Net Income                              $25,251

     Fixed Charges

        Audit Fees                                29
        Administrative Fees                       25
                                             -------

     Total Fixed Charges                          54
                                             -------

     Earnings before fixed charges            25,197

     Fixed charges, as above                      54

     Preferred securities dividends           19,345

     Fixed charges including
     preferred securities dividends           19,399
                                             =======

     Ratio of earnings to fixed
     charges and preferred
     securities dividend requirement            1.30
                                             =======