Form 10-Q/A
period 1998-06-30
BNP US FUNDING LLC
filed 1998-09-03
CIK 1054659

Form 10-Q/A


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
                                                   ===========    ===========

      LIABILITIES:

      Obligation arising from the receipt
      of securities, pursuant to the
      application of SFAS 125 (Note 3)             $   726,955    $   998,610

      Due to affiliates                                   --               12


      Accrued expenses                                    --               34
                                                   -----------    -----------


      TOTAL LIABILITIES                                726,955        998,656
                                                   -----------    -----------

      Redeemable common securities, par value
      and redeemable value $10,000 per security;
      150,000 securities authorized, 53,011
      securities issued and outstanding (Note 5)       530,110        530,110

      Preferred securities, liquidation preference
      $10,000 per security; 150,000 securities
      authorized, 50,000 securities issued and
      outstanding                                      500,000        500,000

      Additional paid in capital                             6              6

      Accumulated other comprehensive income              (673)          --

      Retained earnings                                  4,701          4,142
                                                   -----------    -----------
      TOTAL REDEEMABLE COMMON SECURITIES,
      PREFERRED SECURITIES AND
      SECURITYHOLDERS' EQUITY                        1,034,144      1,034,258
                                                   -----------    -----------

      TOTAL LIABILITIES AND TOTAL REDEEMABLE
      COMMON SECURITIES, PREFERRED SECURITIES
      AND SECURITYHOLDERS' EQUITY                  $ 1,761,099    $ 2,032,914
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

                      BNP U.S. FUNDING L.L.C.

                      STATEMENT OF CASH FLOWS

                          (in thousands)

                                                     Six-month period
                                                     ended June 30, 1998
                                                     -------------------
                                                        (unaudited)
OPERATING ACTIVITIES:

Net income                                                $25,251

Adjustments to reconcile net income to
cash provided from operating activities:
  Premium amortization                                      7,158
  Net change in interest receivable                           937

  Net change in accrued expenses                              (34)

  Net change in due to affiliates                             (12)
                                                           ------
  Net change in prepaid asset                                  (3)
                                                           ------

Net cash provided from operating activities                33,297
                                                           ------

INVESTING ACTIVITIES:

Purchase of investment securities:
  Floating-rate REMICs                                   (118,423)
  Fixed-rate REMICs                                        (5,420)
  Agency ARMs                                             (40,874)
  Agency Hybrid ARMs                                     (128,511)
  Premium paid                                             (2,700)
  Interest receivable                                      (1,352)
Decrease in receivable arising from
payment for securities,
pursuant to the application of SFAS 125 (Note 3)          273,052
Proceeds from principal payments of
securities available-for-sale,
not treated as collateral                                  23,124
Proceeds from principal payments of
securities available-for-sale,
treated as collateral                                     265,348
                                                          -------

Net cash provided (used) by investing activities          264,244
                                                          -------

FINANCING ACTIVITIES:

Cash dividends - Preferred Securities                     (19,345)
Cash dividends - Common Securities                         (5,347)
Decrease in obligation arising
from receipt of securities,
pursuant to the application of SFAS 125 (Note 3)         (273,052)
                                                          -------
Net cash provided (used) by financing activities         (297,744)
                                                          --------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                  (203)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             33,762
                                                          -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $33,559
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

                              SIX-MONTH PERIOD        THREE-MONTH PERIOD
                              ----------------        ------------------

Floating-rate REMICs         $7,625,110    5.87%     $3,830,068     5.66%

Fixed-rate REMICs            $1,517,280    6.48%       $761,177     6.50%

Agency ARMs                  $4,997,192    3.27%     $2,170,758     2.79%


Agency Hybrid ARMs           $6,276,502    5.81%     $3,230,116     5.50%

U.S. Treasuries              $4,139,443    5.65%     $2,045,333     5.60%


      The average book value of the Portfolio during the six and three-month periods was $975,064,704 and $983,572,172, respectively. This reflects the following prepayments and reinvestments:

PREPAYMENTS                  SIX-MONTH PERIOD     THREE-MONTH PERIOD
-----------                  ----------------     ------------------

Floating-Rate REMICs            $83,680,285          $48,962,901

Agency ARMs                    $158,400,697          $78,389,000

Agency Hybrid ARMs              $46,390,618          $29,471,639

REINVESTMENTS                SIX-MONTH PERIOD     THREE-MONTH PERIOD
-------------                ----------------     ------------------

Floating-Rate REMICs           $118,589,682          $74,752,510

Fixed-Rate REMICs                $5,420,457           $5,420,457

Agency ARMs                     $40,874,409          $11,407,199

Agency Hybrid ARMs             $128,512,591          $42,306,320

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