Form 10-Q
period 1998-09-30
BNP US FUNDING LLC
filed 1998-11-13
CIK 1054659

Securities and Exchange Commission
                      Washington, D.C. 20549
                            Form 10-Q
           Quarterly Report under Section 13 or 15 (d)
              Of The Securities Exchange Act of 1934
For the Quarter                               Commission File
Ended: September 30, 1998                     Number: 000-23745

                     BNP U.S. FUNDING L.L.C.

      (Exact name of registrant as specified in its charter)



          Delaware                               13-3972207
          --------                               ----------
 State or other jurisdiction of                I.R.S. Employer
 Incorporation or organization                 Identification
 No.


  499 Park Avenue, New York, New York               10022
  -----------------------------------               -----
  (Address of principal executive offices)        (Zip Code)



      Registrant's telephone number, including area code (212) 449-9600.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes [ x ]           No [   ]



      Common Stock, $10,000 Par Value                    53,011
      -------------------------------                    ------

      Number of shares outstanding of each of the issuer's classes of common stock on September 30, 1998

                          Form 10-Q Index



Part I                                                        Page



Item 1.   Financial Statements - BNP U.S. FUNDING L.L.C.:

          Balance Sheet at September 30, 1998 and
          December 31, 1997                                    3

          Statement of Income for the quarter ended
          September 30, 1998 and nine-months ended
          September 30, 1998                                   4

          Statement of Comprehensive Income for the
          quarter ended September 30, 1998
          and nine-months ended September 30, 1998             5

          Statement of Changes in Securityholders'
          Equity for the nine-months ended
          September 30, 1998                                   6

          Statement of Cash Flows for the nine-
          months ended September 30, 1998                      7

          Notes to Financial Statements                        8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operation        16

Item 3.   Quantitative and Qualitative Disclosures
          about Market Risk                                   18


Part II

Item 1.   Legal Proceedings                                   20

Item 2.   Changes in Securities and Use of the
          Proceeds                                            20

Item 3    Defaults Upon Senior Securities                     20

Item 4.   Submission of Matters to a Vote of
          Security Holders                                    20

Item 5    Other Information                                   20

Item 6    Exhibits and Current Reports on Form 8-K            20

Part I
Item 1.
                      BNP U.S. FUNDING L.L.C.
                           BALANCE SHEET
               (in thousands, except per share data)


                                                       September     December
                                                           30,          31,
                                                          1998         1997
                                                       ----------   ----------
                                                       (unaudited)   (audited)
ASSETS:

Cash and cash equivalent                               $   67,687   $   33,762

Investment securities (Notes 3 and 4)
Available-for-sale, at fair value                         990,684      997,748

Receivable arising from payment for securities,
pursuant to the application of SFAS 125 (Note 3)          610,710      996,260

Accounts Receivable                                           200         --

Accrued interest receivable                                 7,709        5,144
                                                       ----------   ----------

TOTAL ASSETS                                           $1,676,990   $2,032,914
                                                       ==========   ==========

LIABILITIES:

Obligation arising from the receipt of securities,
pursuant to the application of SFAS 125 (Note 3)       $  625,793   $  998,610

Due to affiliates                                            --             12

Accrued expenses                                               18           34
                                                       ----------   ----------

TOTAL LIABILITIES                                         725,811      998,656
                                                       ----------   ----------

Redeemable common securities, par value and
redeemable value $10,000 per security; 150,000
 securities authorized,
53,011 securities issued and outstanding (Note 5)         530,110      530,110

Preferred securities, liquidation preference
$10,000 per security; 150,000 securities authorized,
50,000 securities issued and outstanding                  500,000      500,000

Additional paid in capital                                      6            6

Accumulated other comprehensive income                      1,990         --

Retained earnings                                          19,073        4,142
                                                       ----------   ----------

TOTAL REDEEMABLE COMMON SECURITIES,
PREFERRED SECURITIES AND
SECURITYHOLDERS' EQUITY                                 1,051,179    1,034,258
                                                       ----------   ----------

TOTAL LIABILITIES AND TOTAL REDEEMABLE
COMMON SECURITIES, PREFERRED SECURITIES
AND SECURITYHOLDERS' EQUITY                            $1,676,990   $2,032,914
                                                       ==========   ==========



The accompanying Notes to Financial Statements are an integral part of these Statements.

                      BNP U.S. FUNDING L.L.C.
                        STATEMENT OF INCOME
               (in thousands, except per share data)


                                             Nine-month      Three-Month
                                            period ended     period ended
                                            September 30,    September 30,
                                                 1998            1998
                                             (unaudited)      (unaudited)

INTEREST INCOME:

Collateralized Mortgage Obligations:
      Floating-rate REMICs                     $11,721          $ 4,096
      Fixed-rate REMIC                           2,439              922
Mortgage Backed Securities:
      Agency ARMs                                7,837            2,839
      Agency Hybrid ARMs                         9,989            3,713
Treasury Notes                                   6,321            2,181
Interest on Deposits                             1,489              676
                                               -------          -------
Total                                           39,796           14,427
                                               -------          -------

NONINTEREST EXPENSE:
Fees and expenses                                  173               56
                                               -------          -------

NET INCOME APPLICABLE TO PREFERRED
AND REDEEMABLE COMMON SECURITIES
                                               $39,623          $14,371

NET INCOME PER REDEEMABLE COMMON
SECURITY                                       $747.45          $271.10
                                               =======          =======



The accompanying Notes to Financial Statements are an integral part of these Statements.

                      BNP U.S. FUNDING L.L.C.

                 STATEMENT OF COMPREHENSIVE INCOME

                          (in thousands)


                                                Nine-month     Three-month
                                               period ended    period ended
                                               September 30,   September 30,
                                                   1998            1998
                                                (unaudited)     (unaudited)
                                               -------------   -------------

NET INCOME                                        $ 39,623      $ 14,371
OTHER COMPREHENSIVE INCOME:
   Net change in unrealized gain (loss)
     in fair value of securities available-
     for-sale treated as collateral (Note 3)        12,732        11,336
   Net change in unrealized loss in fair
     value of obligation arising from the
     receipt of securities pursuant to the
     application of SFAS 125 (Note 3)              (12,732)      (11,336)
   Net change in unrealized gain (loss) in
     fair value of securities available-for-
     sale not treated as collateral (Note 3)         1,990         2,662
                                                  --------      --------
      OTHER COMPREHENSIVE INCOME                     1,990         2,662
                                                  --------      --------

    COMPREHENSIVE INCOME                          $ 41,613      $ 17,033
                                                  ========      ========



The accompanying Notes to Financial Statements are an integral part of these Statements.


                                         BNP U.S. FUNDING L.L.C.

                  STATEMENT OF CHANGES IN REDEEMABLE COMMON SECURITIES, PREFERRED SECURITIES
                                       AND SECURITYHOLDERS' EQUITY

                                             (in thousands)

                                                                                                         TOTAL
                                                                                                       REDEEMABLE
                                                                                                        COMMON
                                                                                                       SECURITIES
                                                                              ACCUMU-                  PREFERRED
                                                                              LATED                    SECURITIES
                                                                              OTHER                       AND
                                     REDEEMABLE                 ADDITIONAL    COMPRE-                  SECURITY-
                                       COMMON      PREFERRED     PAID IN      HENSIVE      RETAINED     HOLDERS'
                                     SECURITIES    SECURITIES    CAPITAL      INCOME       EARNINGS      EQUITY
                                     ----------    ----------   ----------   ----------   ----------   ----------

Balance at December 31, 1997
(audited)                            $  530,110    $  500,000   $        6   $     --     $    4,142   $1,034,258

Net income                                 --            --           --           --         39,623       39,623

Other comprehensive income                 --            --           --          1,990         --          1,990

Dividends Paid - Preferred
Securities                                 --            --           --           --        (19,345)     (19,345)

Dividends Paid - Common
Securities                                 --            --           --           --         (5,347)      (5,347)
                                     ----------    ----------   ----------   ----------   ----------   ----------
Balance at September 30, 1998        $  530,110    $  500,000   $        6   $    1,990   $   19,073   $1,051,179
                                     ==========    ==========   ==========   ==========   ==========   ==========
(unaudited)

The accompanying Notes to Financial Statements are an integral part of these Statements.

                     BNP U.S. FUNDING L.L.C.

                     STATEMENT OF CASH FLOWS

                          (in thousands)



                                                             Nine-month period
                                                            ended September 30,
                                                                   1998
                                                                (unaudited)

OPERATING ACTIVITIES:

Net income                                                      $  39,623
Adjustments to reconcile net income to
cash provided from operating activities:
   Premium amortization                                             8,117
   Net change in interest receivable                                 (806)
   Net change in accrued expenses                                     (16)
   Net change in accounts receivable                                 (200)
   Net change in due to affiliates                                    (12)
                                                                 --------

Net cash provided from operating activities                        46,706
                                                                 --------

INVESTING ACTIVITIES:

Purchase of investment securities:
   Floating-rate REMICs                                          (124,838)
   Fixed Rate REMIC                                               (78,641)



   Agency ARMs                                                    (40,874)
   Agency Hybrid ARMs                                            (169,716)

   Premium paid                                                    (2,869)
   Interest receivable                                             (1,759)
Decrease in receivable arising from payment
for securities, pursuant to the application
of SFAS #125 (Note 3)                                             385,550
Proceeds from principal payments of securities
available-for-sale, not treated as collateral                      55,536
Proceeds from principal payments of securities
available-for-sale, treated as collateral                         375,072
                                                                 --------

Net cash provided (used) by investing activities                  397,461
                                                                 --------

FINANCING ACTIVITIES:

Cash dividends - Preferred Securities                             (19,345)
Cash Dividends - Common Securities                                 (5,347)
Decrease in obligation arising from receipt
of securities, pursuant to the application of
SFAS #125 (Note 3)                                               (385,550)
                                                                 --------
Net cash provided (used) by financing
activities                                                       (410,242)
                                                                 --------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS
                                                                   33,925
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     33,762
                                                                 --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           67,687
                                                                 --------


The accompanying Notes to Financial Statements are an integral part of these Statements.

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

BNP U.S. Funding L.L.C. (the "Company") is a Delaware limited liability company formed on October 14, 1997 for the purpose of acquiring and holding Eligible Securities (as defined in Item 1, herein) that will generate net income for distribution to the holders of its Series A Preferred Securities and its redeemable Common Securities. The Company is a wholly owned subsidiary of the New York Branch (the "Branch") of Banque Nationale de Paris (the "Bank" or "BNP"). BNP is a French corporation that conducts retail banking activities in France and corporate and private banking and other financial activities both in France and throughout the world.

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

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENT SECURITIES:

Investments in debt securities, both collateral (Note 3) and noncollateral, are classified as available for sale and are carried at fair value. Unrealized gains and losses on these securities are reported as a component of other comprehensive income.

Interest on securities is included in interest income and is recognized using the interest method. Premiums and discounts are amortized using the effective interest method and are recognized in interest income.

COMPREHENSIVE INCOME:

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires the Company to report items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately in Total Redeemable Common Securities, Preferred Securities and Securityholders' Equity. Comprehensive income includes net income, as reported, as well as the change in unrealized gains and losses on available-for-sale securities and in the obligation arising from the receipt of securities, pursuant to the application of SFAS 125.

CASH AND CASH EQUIVALENTS:

Cash and cash equivalents include cash and short-term deposits with original maturities of three months or less.

DIVIDENDS:

Dividends on the Series A Preferred Securities, when, and if declared by the Company's Board of Directors, are payable, out of the Company's net income, determined without regard to capital gains or losses, semi-annually in arrears on a non-cumulative basis on the fifth day of June and December of each year, commencing June 5, 1998, at a rate per annum of 7.738% of the liquidation preference through and including December 5, 2007. Thereafter, dividends, when, and if declared by the Company's Board of Directors, will be payable quarterly in arrears on the third Wednesday of March, June, September, and December of each year and will be calculated on a weekly basis in each quarter at a rate per annum of the liquidation preference equal to 2.8% per annum above one-week LIBOR for the week concerned as determined on the related LIBOR Determination Date.

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

NET INCOME PER REDEEMABLE COMMON SECURITY:

Net income per redeemable common security is calculated by dividing net income after preferred dividends by the weighted average number of Common Securities outstanding.

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

Due to the potential consequences of a Shift Event (as described above), the Company's purchase of the Initial Portfolio from the Branch did not meet certain SFAS 125 sale accounting requirements. Therefore, the purchase of the Initial Portfolio has been accounted for as a secured borrowing transaction with a pledge of collateral. In accounting for this transaction as a secured borrowing transaction in accordance with SFAS 125, the Company has recorded a receivable in an amount equal to the remaining amount paid to the Branch to acquire the Initial Portfolio. In this case, however, having delivered the securities in the Initial Portfolio to the Company, neither the Branch nor BNP has any further obligation to the Company to repay any part of the purchase price for the Initial Portfolio or otherwise to repurchase or redeem any securities in the Initial Portfolio.

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

As securities within the Initial Portfolio mature or prepay, the Company will recognize the cash proceeds as a reduction in a receivable arising from payment for securities. Concurrent with the receipt of such cash proceeds, the Company will derecognize such securities and reduce the obligation. In accounting for this transaction as a secured borrowing transaction in accordance with SFAS 125, the Company has recorded a receivable of $610,710,283 at September 30, 1998, which is equal to the remaining amount paid by Branch to acquire the Initial Portfolio.

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

NOTE 4--INVESTMENT SECURITIES:

The amortized cost and estimated fair value of available-for-sale securities were as follows ($ in 000's) based on management's prepayment assumptions:



                                          Gross       Gross
                             Amortized  Unrealized  Unrealized     Fair
September 30, 1998             Cost       Gains       Losses      Value
------------------           ---------  ----------  ----------  --------

Collateralized Mortgage
Obligations:
 Floating-rate REMICs         $250,951   $    136   $    484    $250,603
 Fixed-rate REMICs             119,820        902        217     120,505
Mortgage Backed Securities:
 Agency ARMs                   215,118      1,213        787     215,544
 Agency Hybrid ARMs            241,694      2,220          6     243,908

U.S. Treasury Notes            146,029     14,095         --     160,124
                              --------   --------   --------    --------
 Total                        $973,612   $ 18,566   $  1,494    $990,684
                              ========   ========   ========    ========

                                          Gross       Gross
                             Amortized  Unrealized  Unrealized     Fair
December 31, 1997              Cost       Gains       Losses      Value
-----------------            ---------  ----------  ----------  --------

Collateralized Mortgage
Obligations:
 Floating-rate REMICs         $263,209   $    118   $    585    $262,742
 Fixed-rate REMIC               46,837       --          607      46,230
Mortgage Backed Securities:
 Agency ARMs                   360,343      1,283        909     360,717
 Agency Hybrid ARMs            178,405      2,271         --     180,676
U.S. Treasury Notes            146,604        779         --     147,383
                              --------   --------   --------    --------
 Total                        $995,398   $  4,451   $  2,101    $997,748
                              ========   ========   ========    ========


The breakdown of the Company's available-for-sale securities by category and expected maturity distribution (stated in terms of amortized cost) is summarized below ($ in 000's) based on management's prepayment assumptions:

                           Due in    Due after  Due after
                           1 year    1 through  5 through  Due after
September 30, 1998         or less    5 years    10 years   10 years   Total
------------------         -------   ---------  ---------  ---------  --------

Collateralized Mortgage
Obligations:
 Floating-rate REMICs     $     --   $140,128   $ 94,782   $ 16,041   $250,951
 Fixed-rate REMICs              --     72,981         --     46,839    119,820
Mortgage Backed
Securities:
 Agency ARMs                55,634    133,611     25,873         --    215,118
 Agency Hybrid ARMs             --    200,114     31,172     10,408    241,694

U.S. Treasury Notes             --         --    146,029         --    146,029
                                     --------   --------   --------   --------
 Total                    $ 55,634   $546,834   $297,856   $ 73,288   $973,612
                          ========   ========   ========   ========   ========



                           Due in    Due after  Due after
                           1 year    1 through  5 through  Due after
December 31, 1997          or less    5 years    10 years   10 years   Total
-----------------          -------   ---------  ---------  ---------  --------

Collateralized Mortgage
Obligations:
 Floating-rate REMICs     $  1,470   $261,739   $     --   $     --   $263,209
 Fixed-rate REMIC               --         --         --     46,837     46,837
Mortgage Backed
Securities:
 Agency ARMs                    --         --    360,343         --    360,343
 Agency Hybrid ARMs             --         --    178,405         --    178,405
U.S. Treasury Notes             --         --    146,604         --    146,604
                                     --------   --------   --------   --------
 Total                    $  1,470   $261,739   $685,352   $ 46,837   $995,398
                          ========   ========   ========   ========   ========




Actual maturities may differ from maturities shown above due to prepayments.

The breakdown of the Company's available-for-sale securities by category and yield is summarized below:



                            Due in     Due after  Due after
                            1 year     1 through  5 through  Due after
September 30, 1998          or less     5 years    10 years   10 years   Total
                            -------    ---------  ---------  ---------  -------
Collateralized Mortgage
Obligations:
 Floating-rate REMICs           --%      5.71%      6.70%      5.96%     5.89%
 Fixed-rate REMICs              --       6.04         --       6.49      5.66
Mortgage Backed
Securities:
 Agency ARMs                  2.11       5.14       6.43         --      3.69
 Agency Hybrid ARMs             --       5.65       5.11       5.34      5.68
U.S. Treasury Notes             --         --       5.76         --      5.76
                            -------     ------     ------     ------    ------
 Total                        2.11%      5.54%      6.12%      6.29%     5.17%
                            =======     ======     ======     ======    ======



                            Due in     Due after  Due after
                            1 year     1 through  5 through  Due after
December 31, 1997           or less     5 years    10 years   10 years   Total
-----------------           -------    ---------  ---------  ---------  -------

Collateralized Mortgage
Obligations:
 Floating-rate REMICs         6.22%      6.34%        --%        --%     6.34%
 Fixed-rate REMIC               --         --         --       6.92      6.92
Mortgage Backed
Securities:
 Agency ARMs                    --         --       5.62         --      5.62
 Agency Hybrid ARMs             --         --       5.66         --      5.66
U.S. Treasury Notes             --         --       5.86         --      5.86
                             ------     ------     ------     ------    ------
 Total                        6.22%      6.34%      5.68%      6.92%     5.92%
                             ======     ======     ======     ======    ======


There were no sales of available-for-sale securities from December 5, 1997 (inception) to September 30, 1998.

NOTE 5--REDEEMABLE COMMON SECURITIES:

General
The Company is authorized to issue up to 150,000 Common Securities; as of September 30, 1998 and December 31, 1997, the Company had outstanding 53,011 Common Securities, all of which were held by the Branch. The Bank has agreed with the Company in the Contingent Support Agreement that, so long as any Series A Preferred Securities are outstanding, it will maintain direct or indirect ownership of 100% of the outstanding Common Securities.

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

NOTE 6--RELATED PARTY TRANSACTIONS:

The Company entered into a Services Agreement with the Branch on December 5, 1997 pursuant to which the Branch manages the securities portfolio of the Company and performs other administrative functions for a fee of $50,000 per annum. Expenses incurred under such Agreement were $37,500 as of September 30, 1998. While the amount of the fee payable under the Agreement is somewhat less than the fee which would be payable in an arm's length transaction with a third party, Management does not believe that the difference is material.

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

NOTE 7--FAIR VALUE OF FINANCIAL INSTRUMENTS:

The fair values of securities at September 30,1998 and December 31, 1997 were obtained from independent market sources and are summarized in Note 4. The carrying value of cash and cash equivalents, accounts receivable, accrued interest receivable, accrued expenses, and due to affiliates approximates fair value. The carrying values of investment securities, as shown in Note 4, and the obligation arising from the receipt of securities, pursuant to the application of SFAS 125, approximates their fair value. The fair value of the receivable arising from payment for securities, pursuant to the application of SFAS 125, approximates the aggregate carrying value of the investment securities treated as collateral including accrued interest, which at September 30, 1998 and December 31, 1997 was $625,793,016 and $998,609,635
respectively.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     The following discussion pertains to the nine-month period ended September 30, 1998 (the "nine-month period") and the three month period ended September 30, 1998 (the "three-month period").

     General
     -------


     The Company was formed on October 14, 1997 and commenced operations on December 5, 1997 by a sale to qualified institutional buyers offering of 50,000 noncumulative preferred securities, Series A, liquidation preference $10,000 per security, (the "Series A Preferred Securities") and the sale to New York Branch of Banque National de Paris (the Branch) of 53,011 Common Securities, $10,000 par value per share (the common securities ). Together, such sale raised net capital of $1,030,115,873, which the Company used to purchase a portfolio of securities (the portfolio) from the Branch.

     The Company's sole business is to acquire, hold and manage debt instruments largely consisting of mortgage obligations, which generate net income for distribution to stockholders. The Company's sole source of income is interest generated by the securities in the Portfolio.

      Results of Operations

          During the nine-month period ended September 30, 1998 and for the three month-period ended September 30, 1998, the Company had revenues of $39,795,265 and $14,426,958, respectively. This amount consisted entirely of interest income. Interest on the securities in the Portfolio for the nine and three month period amounted to $38,306,498 and $13,750,966, respectively. This represents an aggregate average yield for the nine and three month period of 5.17% and 5.61%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows:

                    NINE MONTH PERIOD        THREE MONTH PERIOD
                    -----------------        ------------------

Floating-rate
REMICs              $11,720,747, 5.89%       $4,095,636, 6.05%

Fixed-rate REMIC     $2,439,024, 5.66%         $921,743, 5.71%

Agency ARMs          $7,836,601, 3.69%       $2,839,408, 4.57%

Agency Hybrid ARMs   $9,989,452, 5.68%       $3,712,949, 6.21%

Treasuries           $6,320,672, 5.76%       $2,181,228, 5.79%

The average book value of the Portfolio during the nine and three month period was $987,105,704 and 975,028,840, respectively. This reflects the following prepayments and reinvestments:

PREPAYMENTS         NINE MONTH PERIOD        THREE MONTH PERIOD
                    -----------------        ------------------

Floating-Rate
REMICs                 $133,416,478              $48,962,901

Agency ARMs            $224,888,947              $78,389,000

Agency Hybrid ARMs      $72,302,718              $29,471,639



REINVESTMENTS       NINE MONTH PERIOD        THREE MONTH PERIOD
                    -----------------        ------------------

Floating-rate
REMICs                 $124,837,899               $6,248,217

Fixed Rate REMICS       $78,641,348              $73,220,891

Agency ARMs             $40,874,409              $0

Agency Hybrid ARMs     $169,717,612              $41,205,021

The Company also recorded interest income from the short-term investment for the nine and three month period of $1,488,767 and $675,991, respectively. This amount is attributable to (i) interest payments on securities in the Portfolio and (ii) such prepayments of principal pending their reinvestment.

      The decrease in the aggregate yield on the securities in the Portfolio to 5.17% for the nine-month period ended September 30, 1998 from 5.92% for the period from December 31, 1997 was due primarily to prevailing market conditions resulting in a lower interest rate environment in the United States.

          During the period January 1, 1998 to September 30, 1998, approximately 85% of the Portfolio consisted of collateralized mortgage obligations (Floating-rate REMICs and Fixed-rate REMIC) and mortgage backed securities (Agency ARMs and Agency Hybrid ARMs) and approximately 15% consisted of Treasuries Notes. Floating rate securities accounted for approximately 72.69% of the portfolio of collateralized mortgage obligations and mortgage backed securities. The decline in market interest rates caused an acceleration of prepayments of principal of collateralized mortgage obligations and mortgage backed securities as mortgage holders refinanced to lower rate obligations.

          The aggregate market value of the securities in the Portfolio as of September 30, 1998 was higher than the book value by approximately 1.75%, due to a net decrease in interest rates. Because management intends to hold such securities until maturity, the unrealized net gain of approximately $17,074,597 was not recognized in reporting income.

          Operating expenses for the nine month and three month period totaled $ 172,451 and $55,636, respectively. Operating expenses consisted of accrued audit fees and an accrued portion of the fees of Citibank as Trustee and of the Branch under the Services Agreement.

          The Company's net income during the nine month and three-month period was $39,622,814 and $14,371,322, respectively.
As of September 30, 1998, the Company has declared and paid dividends as follows:

Security                            Amount           Date Paid
                                    ------           ---------

Series A Preferred Securities    $19,345,000       June  5, 1998

Common Securities                $ 5,347,365       June 22, 1998

These amounts were paid from the Company's retained earnings generated from the period December 5, 1997 to May 31, 1998.

Interest Rate Risk

      The Company's income consists primarily of interest payments on collateralized mortgage obligations, mortgage backed securities and Treasuries Notes. Currently, the Company does not use any derivative products to manage its interest rate risk. If there is a decline in market interest rates, as occurred in the first nine months of 1998, the Company may experience a reduction in interest income on its collateralized mortgage obligations and its mortgage backed securities and a corresponding decrease in funds available to be distributed to its securityholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on ARM mortgage loans are based and from prepayment of mortgage loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding securities. There can be no assurance that an interest rate environment in which there is a significant decline in interest rates over an extended period of time would not adversely affect the Company's ability to pay dividends on the Series A Preferred Shares.


SFAS Receivable and Obligation
------------------------------

      Under SFAS 125, transfers of financial assets that do not meet certain sale accounting requirements must be accounted for as a secured borrowing transaction with a pledge of collateral. Due to the potential consequences of a Shift Event, the Company's purchase of the Initial Portfolio from the Branch did not meet certain SFAS 125 sale accounting requirements. Accordingly, the Company recorded at December 5, 1997 a receivable for the consideration paid to the Branch for the Initial Portfolio treated as collateral. Since the Company has the right to sell and pledge the securities in the Initial Portfolio treated as collateral, in application of SFAS 125 the Company recognized the securities in the Initial Portfolio as assets and recorded at December 5, 1997 a related obligation to return them to the Branch. As a legal and economic matter, however, there is no such receivable or obligation since (a) neither the Bank nor the Branch has any obligation to repay any part of the purchase price for the Initial Portfolio or to repurchase or redeem any of the securities included therein, and (b) the Company has no obligation to return any of such securities to the Bank or the Branch (except in the limited circumstances and to the extent that the occurrence of a Shift Event under the Charter would require the transfer of any assets held by the Company at the time). As the securities in the Initial Portfolio are paid, the receivable will be deemed to be realized and the obligation will be reduced, each by an amount corresponding to the amount of the payments. At September 30, 1998 and December 31, 1998, respectively, the receivable arising from payment for securities amounted to $610,710,283 and $996,259,635 and the obligation arising from the receipt of securities amounted to $625,793,016 and $998,609,635. (The difference between the amounts of the receivable and the obligation result from a requirement to mark the obligation to market in parallel with the related securities). The decrease in the amount of such receivable and such obligation between two dates reflects the prepayment of securities in the Initial Portfolio and the purchase by the Company of securities from third parties with the proceeds therefrom. The Company recognized the proceeds from such proceeds of such prepayments as a reduction in the receivable and concurrently reduced the associated obligation. Such decreases in the receivable and the obligation did affect the Company's results of operations or cash flow. Such transactions are accounted for as a purchase under SFAS 125.


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


Item 3

Quantitative and Qualitative Disclosure about Market Risk

Not Applicable

Part II
-------

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities and Use of the Proceeds

None

Item 3     Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5     Other Information

None

Item 6     Exhibits and Current Reports on Form 8-K

           A)   Exhibits:


                11)   Computation of net income per share
                12)   (a) Computation of ratio of earnings to
                      fixed charges
                      (b) Computation of ratio of earnings to
                      fixed charges and preferred security
                      dividend requirements


           B)   Reports on Form 8-K:     NONE

                            Signature


       Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                BNP U.S. FUNDING L.L.C.
                                -----------------------

                                         Registrant



Date:    November 13, 1998               By  /s/ Eric Deudon
                                                 -----------


                                         Eric Deudon
                                         President and Director




Date:    November 13, 1998               By  /s/ Lisa Hermann
                                                 ------------


                                         Lisa Hermann
                                         Treasurer

              Exhibit 11
              BNP U.S. FUNDING L.L.C.
              -----------------------
              Computation of net income per share
              (in thousands, except per share data)


                                        Nine-month period ended
                                        September 30, 1998


Net Income                                     $ 39,623
Less: Preferred Securities Dividend
Requirement                                      19,345


Net Income Applicable to Common Securities    $  20,278
                                               ========


Securities:

Weighted Average Number of Common
Securities Outstanding                           53,011


Net Income per Common Security                  $382.52
                                               ========

        Exhibit 12 (a)
        BNP U.S. FUNDING L.L.C.
        -----------------------
        Computation of ratio of earnings to fixed charges
        (in thousands, except ratios)


                                        Nine-month period ended
                                        September 30,1998
                                        -----------------------


    Net income                                   $39,623

    Fixed Charges

           Audit Fees                                 37
           Administrative Fees                        37
                                                 -------


    Total Fixed Charges                               74
                                                 -------

    Earnings before fixed charges                 39,549


    Fixed charges, as above                           74
                                                 -------


    Ratio of earnings to fixed charges            746.05
                                                 =======

              Exhibit 12 (b)
              BNP U.S. FUNDING L.L.C.
              -----------------------
              Computation of ratio of earnings to
              fixed charges and preferred securities
              dividend requirements (in thousands,
              except ratios)


                                         Nine-month period ended
                                         September 30,1998
                                         -----------------------


    Net income                                  $39,623

    Fixed Charges

           Audit Fees                                37
           Administrative Fees                       37


    Total Fixed Charges                              74
                                                -------

    Earnings before fixed charges                39,549
                                                -------


    Fixed charges, as above                          74

    Preferred securities dividend
    requirements                                 19,345

    Fixed charges including preferred
    securities dividends                         19,419
                                                =======




    Ratio of earnings to fixed
    charges and preferred securities
    dividend requirement                           2.03
                                                =======