Form 10-K
period 1998-12-31
BNP US FUNDING LLC
filed 1999-04-01
CIK 1054659

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1998


                        Commission file number: 000-23745
                        ---------------------------------

                             BNP U.S. Funding L.L.C.
                             -----------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                    13-3972207
                  --------                                    ----------
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                     Identification No.)

      499 Park Avenue, New York, N.Y.                            10022
      -------------------------------                            -----
  (Address of principal executive offices)                    (Zip Code)

               Registrant's telephone number, including area code:
                                 (212) 415-9400
                                 --------------

        Securities registered pursuant to Section 12(b) of the Act: None

                                                    Name of Each Exchange on
   Title of Each Class to be Registered                 which Registered
   ------------------------------------             ------------------------
                   None                                       None

          Securities registered pursuant to Section 12(g) of the Act:

                  Noncumulative Preferred Securities, Series A
       (Liquidation Preference US$10,000 per Series A Preferred Security)
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  /X/   No  /_/

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Number of Shares of Common Stock outstanding on December 31, 1998: 53,011

     All outstanding shares of Common Stock were held by Banque Nationale de Paris, the Registrant's parent Company, at December 31, 1998.

     Document incorporated by reference              Part of Form 10-K
             in this Form 10-K                       which incorporated
   ------------------------------------              ------------------
                 None                                        --

                                 Form 10-K Index
                                                                          PAGE
                                                                          ----

PART I.......................................................................1
   Item 1:      Business.....................................................1
   Item 2:      Properties...................................................9
   Item 3:      Legal Proceedings............................................9
   Item 4:      Submission of Matters to a Vote
                of Security Holders..........................................9

PART II.....................................................................10
   Item 5:      Market for Registrant's Common Equity and
                Related Securityholder Matters..............................10
   Item 6:      Selected Financial Data.....................................10
   Item 7:      Management's Discussion and Analysis of
                Financial Condition and Results of Operations...............11
   Item 7A:     Quantitative and Qualitative Disclosure About
                Market Risk.................................................16
   Item 8:      Financial Statements and Supplementary Data.................19
   Item 9:      Changes In and Disagreements With Accountants on
                Accounting and Financial Disclosure.........................36

PART III....................................................................36
   Item 10:     Directors and Executive Officers of the Company.............36
   Item 11:     Executive Compensation......................................37
   Item 12:     Security Ownership of Certain Beneficial
                Owners and Management.......................................37
   Item 13:     Certain Relationships And Related Transactions..............37

PART IV.....................................................................37
   Item 14:     Exhibits, Financial Statement Schedules and
                Reports on Form 8-K.........................................37

ITEM 1:   BUSINESS

General

     BNP U.S. Funding L.L.C. (the "Company" or the "Registrant") is a Delaware limited liability company formed on October 14, 1997 for the purpose of acquiring and holding certain types of eligible securities that generate net income for distribution to the holders of its Series A Preferred Securities (as defined below) and its redeemable Common Securities (as defined below). The Company has no subsidiaries. The Company is a wholly owned subsidiary of the New York Branch (the "Branch") of Banque Nationale de Paris, a societe anonyme or limited liability corporation organized under the laws of the Republic of France (the "Bank" or "BNP"). The Company was continued pursuant to the Amended and Restated Limited Liability Company Agreement of the Company (the "Company's Charter" or the "Charter") entered into on December 5, 1997 by the New York Branch of BNP (the "Branch"), as holder of all of the redeemable common limited liability company interests of the Company, $10,000 par value (the "Common Securities"), and the holders of the preferred limited liability company interests of the Company, including the Noncumulative Preferred Securities, Series A, liquidation preference $10,000 per security, (the "Series A Preferred Securities") as they may exist and be outstanding from time to time.

     The Company was initially capitalized on October 14, 1997 with the issuance to the Branch of one share of the Company's Common Securities. On December 5, 1997 (inception), the Company commenced operations concurrent with the issuance of 50,000 Series A Preferred Securities to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, and the issuance of 53,010 Common Securities to the Branch. These issuances raised in the aggregate $1,030,115,873 of net capital (including $5,873 of additional paid in capital). This entire amount was used to acquire a portfolio of debt securities (the "Initial Portfolio") at their fair values from the Branch.

     The Company entered into a services agreement (the "Services Agreement") with the Branch on December 5, 1997 pursuant to which the Branch maintains the securities portfolio of the Company (the "Portfolio") and performs other administrative functions. All of the Company's officers and employees are officers or employees of the Branch or the Bank. The securities in the Portfolio are held by Citibank N.A., acting as trustee (the "Trustee") under the trust agreement between the Company and Citibank N.A. dated December 1, 1997 (the "Trust Agreement").

General Description of Portfolio

     Types of Eligible Securities

     Pursuant to its Charter and resolutions adopted by its Board of Directors, the Company may invest only in specified types of securities ("Eligible Securities"). Eligible Securities currently consist of (i) mortgage pass-through securities issued or guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC") that represent fractional undivided interests in pools of the relevant mortgage loans ("Agency Securities"); (ii) REMIC securities that are issued or guaranteed by GNMA, FHLMC or FNMA and that represent beneficial ownership interests in trusts established by GNMA, FHLMC or FNMA, the assets of which consist directly or indirectly of Agency Securities or other, previously issued REMIC securities of this type ("REMIC Agency Securities"); (iii) REMIC securities that are issued by an unrelated private company and secured directly or indirectly by Agency Securities and rated AAA by Standard & Poor's as to creditworthiness, that represent beneficial ownership interests in a trust established by such private company, the assets of which consist directly or indirectly of Agency Securities, REMIC Agency Securities, or other previously issued REMIC securities of this type ("Agency Collateralized Securities"); (iv) unsecured, current pay, direct debt obligations of FNMA and FHLMC ("Agency Debentures"); (v) U.S. Treasury securities with a maturity of up to ten years ("Treasuries"); and (vi) specified short-term investments not subject to U.S. withholding tax ("Short-Term Instruments" and, collectively with the securities included in (i)-(v) above, the "Eligible Securities"). Categories
(i) through (iii) above are referred to herein as "Mortgage-Backed Securities".

     The types of Agency Securities in the Portfolio are (i) securities backed only by mortgages with adjustable rates that reset annually at a given rate plus a net margin ("Agency ARMs") or (ii) securities backed by mortgages with a fixed rate for a specified period of time, after which they reset annually at a given rate plus a net margin ("Agency Hybrid ARMs"). REMIC Agency Securities include GNMA REMIC Securities, FHLMC REMIC Securities and FNMA REMIC Securities. The trusts set up in connection with REMIC Agency Securities and Agency Collateralized Securities may have elected to be treated as real estate mortgage investment conduits ("REMICs") for federal income tax purposes.

     Set forth below is a description, as of December 31, 1998 of the Portfolio. As of December 31, 1998, the Eligible Securities included in the Portfolio had an aggregate book value of $945,722,453 and an estimated fair value of $962,027,350. As of such date, calculated by aggregate book value, 20.78% of the securities in the Portfolio were floating rate REMIC securities ("Floating-rate REMICs"), 10.57% were fixed rate REMIC securities ("Fixed-rate REMICs"), 18.15% were Agency ARMs, 22.39% were Agency Hybrid ARMs, 12.69% were Agency Debentures and 15.42% were Treasuries.

     The following table sets forth certain information with respect to each type of security included in the Portfolio:

                                                     Portfolio

                                              As of December 31, 1998

                                                                                  Percentage of
                                                             Aggregate            Portfolio by          Number of
                  Type of Security                       Book Value ($000)     Aggregate Book Value     Securities
----------------------------------------------------   --------------------   ----------------------   ------------
Floating-rate REMICs..............................             $196,589               20.78%                 23
Fixed-rate REMICs ................................              100,057               10.57                   3
Agency ARMs.......................................              171,454               18.15                  28
Agency Hybrid ARMs................................              211,759               22.39                  19
Agency Debentures.................................              119,981               12.69                   3
Treasuries........................................              145,882               15.42                   2
                                                                -------              ------                  --
TOTAL.............................................             $945,722              100.00%                 78
                                                               ========              ======                  ==

Description of Types of Securities

     Floating-rate REMICs

     Floating-rate REMICs are backed by Agency Securities where a particular portion of the cash flows are directed to the Floating-rate REMICs. FNMA, FHLMC, and GNMA all guarantee the full and timely payment of principal and interest on the pools of mortgages, which flow through to the REMICs. These REMICs are floating-rate securities whose interest rate reset monthly at the then-current rate of one-month LIBOR plus a margin. The interest ratio is subject to a lifetime cap and floor. The interest cap, floor, and margin all vary by security.

                                               FLOATING-RATE REMICS

                                              As of December 31, 1998

                                                                              Book Value             Maturity
Series                                                                          ($000)                 Date
------                                                                       ------------           ----------
FANNIE MAE 1993-210 FB..............................................            $33,721            10-25-2022
FHLMC-GNMA 38 F.....................................................              5,238             8-25-2023
FANNIE MAE 1997-28 FA...............................................             10,879             5-25-2027
FANNIE MAE 1996-51 FA...............................................              7,650             3-18-2025
FANNIE MAE 1990-121 F...............................................             14,036            10-25-2020
FREDDIE MAC 1382 LC.................................................                312            11-15-2018
FANNIE MAE 1992-141 FA..............................................              5,450             8-25-2007
FREDDIE MAC 1256 CA.................................................              3,261             1-15-2022
Morgan Stanley Mortgage
    Trust 41 Class 1(1).............................................              5,365             2-20-2022
FANNIE MAE 1993-155 FG..............................................              2,362             6-25-2023
FREDDIE MAC 1040 H..................................................             16,416             2-15-2021
FANNIE MAE 1997-37 F................................................              7,474             6-18-2027
FANNIE MAE 1997-52 F................................................              7,497             2-20-2024
FANNIE MAE 1997-42 F................................................              5,667            12-18-2025
FANNIE MAE 1997-44 F................................................              1,419             7-18-2027
FANNIE MAE 1997-67 FB...............................................                221            10-18-2012
FANNIE MAE 1935 FA..................................................             14,431             2-15-2026
FANNIE MAE 2020 FB..................................................             10,255             9-15-2023
FANNIE MAE 2054 FA..................................................             15,259             9-15-2026
FANNIE MAE 1721 M...................................................             19,246             5-15-2024
FANNIE MAE 2034 FB..................................................              5,340             9-15-2026
FANNIE MAE X-188B TA................................................              2,915            10-25-2013
FANNIE MAE G92 60 F.................................................              4,875            10-25-2022
                                                                               --------
Total...............................................................           $196,589
                                                                               ========

-------------------------
(1) Morgan Stanley Mortgage Trust 41 was established as of December 1, 1991 by Morgan Stanley Capital I Inc.

     Fixed-rate REMICs

     Fixed-rate REMICs are backed by Agency Securities where a particular portion of the cash flows is directed to the Fixed-rate REMICs. FNMA, GNMA and FHLMC all guarantee the full and timely payment of principal and interest on the pools of mortgages, which flow through to the Fixed-rate REMICs.

                                                 FIXED-RATE REMICS

                                              As of December 31, 1998

                                                                                           Book Value     Maturity
Series                                                                                       ($000)         Date
------                                                                                    ------------   ----------
FANNIE MAE 1997-56 PE..........................................................             $ 46,831     6-18-2026
FANNIE MAE 1993-80A............................................................               47,244     5-25-2023
FANNIE MAE 1396A...............................................................                5,982     4-15-2019
                                                                                            --------
Total..........................................................................             $100,057
                                                                                            ========

     Agency ARMs

     The Agency ARMs in the Adjustable Rate Mortgage ("ARM") pools consist of securities having the timely payment of principal and interest generally guaranteed by GNMA, FNMA and FHLMC. The securities consist of pools of adjustable rate mortgages, whose interest rate reset annually at a rate equal to the then-current rate of the One-Year Constant Maturity Treasury Index (as defined below) plus a net margin. The interest ratio for each ARM pool is subject to a periodic cap and a lifetime cap, which vary by agency and pool.

     The One-Year Constant Maturity Treasury Index ("CMT") is the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year as published by the Federal Reserve Board in Statistical Release H. 15(519) or any similar publication or, if not so published, as reported by any Federal Reserve Bank or by any U.S. Government department or agency. The Three-Year Constant Maturity Treasury Index is the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of three years as published in a similar manner as The One-Year Constant Maturity Treasury Index.

                                                    AGENCY ARMs

                                              As of December 31, 1998

                                                                                 Book Value        Maturity
    Pool No. (1)                                                                   ($000)            Date
    ------------                                                                ------------      ----------
FN 394850..............................................................            $  4,249         7-1-2027
FN 397901..............................................................               4,497         8-1-2027
FH 846384..............................................................               5,216        12-1-2026
FN 374711..............................................................               2,424         7-1-2027
FN 374773..............................................................                 770         3-1-2027
FH 410544..............................................................               1,563         9-1-2027
FH 610727..............................................................               1,787         5-1-2027
G2 080094..............................................................              35,265        7-20-2027
G2 8506................................................................              13,619        9-20-2024
G2 8001................................................................               3,565       10-20-2026
FN 313242..............................................................               2,014        11-1-2026
FN 367349..............................................................               1,782        12-1-2026
FN 313311..............................................................               2,344        12-1-2026
FN 363057..............................................................               2,914         2-1-2027
FN 313190..............................................................               3,574         9-1-2026
FN 363070..............................................................               1,384         3-1-2027
FN 313377..............................................................               7,802         2-1-2027
FN 370479..............................................................               2,222         3-1-2027
FN 378243..............................................................                 917         7-1-2027
FN 313432..............................................................               3,578         2-1-2027
FN 370478..............................................................               1,139         2-1-2027
FN 396355..............................................................               2,190         8-1-2027
FN 374774..............................................................                 338         3-1-2027
FN 391247..............................................................               9,558         4-1-2027
FN 419444 .............................................................               3,302         2-1-2028
FH  786213.............................................................              19,664        12-1-2027
G 28506................................................................              24,299        12-1-2027
G 280001...............................................................               8,478         5-1-2027
                                                                                   --------
     Total.............................................................            $171,454
                                                                                   ========

--------------
(1)   "FN"=  FNMA; "G"=  GNMA; and  "FH"=  FHLMC.

     Agency Hybrid ARMs

     The Agency Hybrid ARMs consist of securities having the timely payment of principal and interest guaranteed by FNMA and FHLMC. The securities consist of mortgages that have a fixed interest rate for a specified period of time, after which the interest rate reset annually at a rate equal to the then-current rate of the One-Year Constant Maturity Treasury Index (as defined above) plus a security net margin, except that pools underlying the Fannie Mae 422268 have a coupon that resets every three years at a rate equal to the then-current rate of the Three-Year Constant Maturity Treasury Index (as defined above) plus a security net margin. The interest rate of each ARM pool is subject to a periodic cap and a lifetime cap which vary by pool.

                                                AGENCY HYBRID ARMs

                                              As of December 31, 1998

                                                                      Book Value                 Maturity
  Pool No. (1)                                                         ($ 000)                     Date
  ------------                                                       ------------              -----------
FN 345856.................................................             $ 11,218                  8-1-2036
FN 374138.................................................               14,573                  3-1-2027
FN 361370.................................................               28,726                  7-1-2026
FN 397136.................................................                9,740                  6-1-2027
FN 361372.................................................               36,503                  7-1-2026
FN 312824.................................................                5,372                  6-1-2025
FN 362968.................................................                3,924                  1-1-2026
FN 374917.................................................                6,327                  4-1-2027
FN 403006.................................................                7,970                 11-1-2007
FN 404484.................................................                9,403                 11-1-2027
FN 422276.................................................               23,743                 12-1-2027
FN 422268.................................................                4,048                 12-1-2024
FN 422265.................................................                8,260                  1-1-2026
FN 415286.................................................                8,233                  2-1-2028
FN 342054.................................................                4,251                  4-1-2036
FN 409850.................................................                4,923                  3-1-2028
FN 417833.................................................               11,423                  3-1-2028
FN 40330..................................................                7,858                  8-1-2000
FN 786414.................................................                5,264                  7-1-2028
                                                                       --------
    Total.................................................             $211,759
                                                                       ========

-------------------------
(1) "FN"=  FNMA.

     Agency Debentures

     Pursuant to a Board of Directors resolution of November 4, 1998, the Company may invest in Agency Debentures. The Agency Debentures consist of conventional debt securities issued periodically directly by either FNMA or FHLMC. Such Agency Debentures are not secured by any collateral and represent general unsecured obligations of FNMA or FHLMC. The Company is permitted to purchase only unsubordinated debentures which pay interest on a current basis. On November 25, 1998, the Company purchased Agency Debentures with an aggregate principal amount of $120,000,000. Two of the Agency Debentures (with an aggregate principal amount of $100,000,000) are denominated in Japanese Yen. The Agency Debentures purchased by the Company bear interest at a fixed rate and are not redeemable by the issuer prior to maturity.

                                AGENCY DEBENTURES

                             As of December 31, 1998

     Security                                                   Book Value
   Description                                                    ($ 000)
  -------------                                                ------------
FNMA 380583.................................................     $ 19,981
FNMA 31359MCYT..............................................       58,000
FNMA 31359MDR1..............................................       42,000
                                                                 --------
     Total..................................................     $119,981
                                                                 ========

                                   TREASURIES

                             As of December 31, 1998

    Security                                  Book Value          Maturity
   Description                                 ($ 000)              Date
  -------------                               ----------        -----------
Tnote 6.625 05-15-07.......................    $ 73,338          5-15-2007
Tnote 6.5 10-15-06.........................      72,544         10-15-2006
                                               --------
     Total.................................    $145,882
                                               ========

ITEM 2:   PROPERTIES

     The Company does not own or lease any property. It uses the facilities of the Branch located at 499 Park Avenue, New York, New York 10022.

ITEM 3:   LEGAL PROCEEDINGS

     None.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITYHOLDER
          MATTERS

Market Information

     There is no established public trading market for the Company's Common Securities, all of which are held by the Branch. The Bank has agreed with the Company that, so long as any Series A Preferred Securities are outstanding, it will maintain direct or indirect ownership of 100% of the outstanding Common Securities.

Dividends

     Holders of Common Securities are entitled to receive dividends when, as and if declared by the Company's Board of Directors out of net gains from the disposition of securities in the Portfolio and net income not required to be applied to fund dividends with respect to the Series A Preferred Securities.

     As of December 31, 1998, the Company had declared and paid $14,134,492 in dividends on the Common Securities.

ITEM 6:   SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for the year ended December 31, 1998 and the period from December 5, 1997 (inception) through December 31, 1997.

(in thousands, except share and yield data)

                                                                                                   Period from
                                                                            Year Ended           December 5, 1997
                                                                        December 31, 1998         (inception) to
                                                                                                December 31, 1997
                                                                       -------------------     -------------------
Income Statement:
Interest income                                                             $   53,703                $    4,188
Net income                                                                      53,432                     4,142
Average number of redeemable Common Securities outstanding                      53,011                    53,011
Net income per redeemable Common Security                                       278.10                     78.14

Balance Sheet:
Investment Securities at fair value                                            962,027                   997,748
Total Assets                                                                 1,574,170                 2,032,914
Series A Preferred Securities outstanding                                      500,000                   500,000
Total Redeemable Common Securities, Preferred Securities, and
   Securityholders' Equity                                                  $1,044,151                $1,034,258

Other Data:
Comprehensive Income                                                            62,717                     4,142
Dividends paid on Series A Preferred Securities                             $   38,690                $        0
Dividends paid on redeemable Common Securities                              $   14,134                $        0
Number of Series A Preferred Securities outstanding                             50,000                    50,000
Number of redeemable Common Securities outstanding                              53,011                    53,011
Average yield on investment securities                                            5.15%                     5.92%

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion pertains to the year ended December 31, 1998 and the period from December 5, 1997 (inception) through December 31, 1997 (the "1997 Period").

General

     The Company was formed on October 14, 1997 and commenced operations on December 5, 1997 by the sale to qualified institutional buyers of 50,000 Series A Preferred Securities and the sale to the Branch of BNP of 53,011 Common Securities. Together, such sales raised net capital of $1,030,115,873, which the Company used to purchase the Initial Portfolio from the Branch.

     The Company's sole business is to acquire, hold and manage debt instruments, largely consisting of mortgage obligations, in the Portfolio, which generate net income for distribution to securityholders. The Company's sole source of income is interest generated by the securities in the Portfolio.

Results of Operations

     The Company had revenues of $53,703,474 for 1998 and $4,188,125 for the 1997 Period. These amounts consisted entirely of interest income. Interest on the securities in the Portfolio for 1998 and the 1997 Period amounted to $51,226,580 and $4,162,524, respectively, representing an aggregate yield of 5.15% and 5.92%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows:

                                                        1998                                   1997 Period
                                            ------------------------                  ---------------------------
Floating-rate REMICs..................      $  14,874,016       5.70%                 $   1,175,000         6.34%
Fixed-rate REMICs.....................      $   4,104,877       4.41%                 $     225,000         6.92%
Agency ARMs...........................      $  10,245,224       5.63%                 $   1,443,000         5.62%
Agency Hybrid ARMs....................      $  12,958,164       6.48%                 $     708,000         5.66%
Agency Debentures.....................      $     553,473       2.75%                 $          --          --%
Treasuries............................      $   8,490,824       5.80%                 $     612,000         5.86%

     The average book value of the Portfolio during 1998 and the 1997 Period was $989,170,343 and $1,010,016,312, respectively. This reflects the following prepayments and reinvestments:

PREPAYMENTS                                             1998                                   1997 Period
------------------------                         ---------------                              --------------
Floating-rate REMICs..................             $188,840,328                                $ 6,986,866
Fixed-rate REMICs.....................             $ 19,823,014                                $        --
Agency ARMs...........................             $266,494,555                                $18,597,468
Agency Hybrid ARMs....................             $101,443,581                                $ 3,389,795
Agency Debentures.....................             $     18,425                                $        --

REINVESTMENTS                                           1998                                   1997 Period
---------------------------                       --------------                              --------------
Floating-rate REMICs..................             $124,837,899                                $        --
Fixed-rate REMICs.....................             $ 78,641,348                                $        --
Agency ARMs...........................             $ 40,874,409                                $        --
Agency Hybrid ARMs....................             $169,715,612                                $        --
Agency Debentures.....................             $120,000,000                                $        --

     The Company also recorded interest income from the short-term investment for 1998 and the 1997 Period of $2,477,193 and $25,601, respectively. These amounts are attributable to (i) interest payments on securities in the Portfolio and (ii) prepayments of principal pending their reinvestment.

     The decrease in the aggregate yield on the securities in the Portfolio to 5.15% for 1998 from 5.92% for the 1997 Period was due primarily to prevailing market conditions resulting in a lower interest rate environment in the United States. The CMT index (as defined in Item 1), on which yields on the Agency ARMs and Agency Hybrid ARMs are based, stood at 4.53% at December 31, 1998 as compared to 5.51% at December 31, 1997. The average for the year was 5.05% with a low of 3.86% on October 16, 1998.

     At December 31, 1998, approximately 71.89% of the Portfolio consisted of collateralized mortgage obligations (Floating-rate REMICs and Fixed-rate REMICs) and Mortgage-Backed Securities (Agency ARMs and Agency Hybrid ARMs), approximately 15.43% consisted of Treasuries and approximately 12.68% consisted of Agency Debentures. Floating rate securities accounted for approximately 85.28% of the portfolio of collateralized mortgage obligations and Mortgage-Backed Securities. In addition, the Agency Debentures are hedged so that the fixed rate payments received are converted into prevailing floating rates. The decline in market interest rates resulted in significant prepayments of principal throughout 1998 of collateralized mortgage obligations and Mortgage-Backed Securities as mortgage holders refinanced to lower rate obligations.

     The aggregate market value of the securities in the Portfolio as of December 31, 1998 was higher than the book value by approximately 1.72%, due to a decrease in interest rates. These securities are classified as available for sale and unrealized net gain is recorded in Accumulated Other Comprehensive Income.

     Operating expenses for 1998 and the 1997 Period totaled $271,589 and $45,877 respectively. Operating expenses consisted largely of audit fees, fees of Citibank as Trustee and fees paid to the Branch under the Services Agreement.

     The Company's net income in 1998 was $53,432,185 and for the 1997 Period it was $4,142,248. As of December 31, 1998, the Company had declared and paid dividends as follows:

       Security                       Amount                    Date Paid
------------------------            -----------             -----------------
Series A Preferred Securities       $19,345,000             June 5, 1998
                                    $19,345,000             December 5, 1998

Common Securities                    $5,347,365             June 22, 1998
                                     $8,787,127             December 15, 1998

     These amounts were paid from the Company's retained earnings generated from net income for the period from December 5, 1997 to November 30, 1998.

SFAS 125 Receivable and Obligation

     Under Statement of Financial Accounting Standard (SFAS) 125, transfers of financial assets that do not meet certain sale accounting requirements must be accounted for as a secured borrowing transaction with a pledge of collateral. Due to the potential consequences of a Shift Event, the Company's purchase of the Initial Portfolio (as defined in Item 1 herein) from the Branch did not meet certain SFAS 125 sale accounting requirements. Accordingly, the Company recorded at December 5, 1997 a receivable for the consideration paid to the Branch for the Initial Portfolio treated as collateral. Since the Company has the right to sell and pledge the securities in the Initial Portfolio treated as collateral, in applying SFAS 125 the Company recognized the securities in the Initial Portfolio as assets and recorded at December 5, 1997 a related obligation to return them to the Branch. As a legal and economic matter, however, there is no such receivable or obligation since (a) neither the Bank nor the Branch has any obligation to repay any part of the purchase price for the Initial Portfolio or to repurchase or redeem any of the securities included therein, and (b) the Company has no obligation to return any of such securities to the Bank or the Branch (except in the limited circumstances and to the extent that the occurrence of a Shift Event (Defined herein Item 8, Note 2) under the Charter would require the transfer of any assets held by the Company at the time). As the securities in the Initial Portfolio are paid, the receivable will be deemed to be realized and the obligation will be reduced, each by an amount corresponding to the amount of the payments received. At December 31, 1998 and December 31,1997, respectively, the receivable arising from payment for securities amounted to $521,643,688 and $996,259,635 and the obligation arising from the receipt of securities amounted to $529,905,305 and $998,609,635. (The difference between the amounts of the receivable and the obligation result from a requirement to mark the obligation to market in parallel with the related securities). The decrease in the amount of such receivable and such obligation between the two dates reflects the prepayment of securities in the Initial Portfolio. The Company recognized the cash proceeds of such prepayments as a reduction in the receivable and concurrently reduced the associated obligation. Such decreases in the receivable and the obligation did not affect the Company's results of operations or cash flow. Such transactions are accounted for as a purchase under SFAS 125.

Year 2000 Issue

     The Year 2000 issue is the result of computer programs that were designed using coding that defined the applicable year with two digits rather than four. Such coding may prevent many of these programs from distinguishing the year 2000 from 1900. This "Year 2000 Issue" may affect computer systems that include, but are not limited to, those imbedded in business data processing systems, management and planning systems and communications systems. Systems that do not properly recognize dates on or after January 1, 2000 could generate erroneous data or fail. The Company uses the Branch's hardware and software for all of its operations. Failure to be Year 2000 compliant could result in major disruptions of the operations of the Branch and thus the Company.

     The Branch has implemented a comprehensive Year 2000 response program to modify or replace the affected systems within its own operations and to assist third parties who maintain material relationships with the Branch with their Year 2000 initiatives. In May 1997, the Branch established a committee to: assess the Year 2000 impact; develop an action plan; develop a Year 2000 contingency plan; and monitor the Branch's progress toward its Year 2000 compliance. The Branch's action plan addresses compliance of information technology and non-information technology systems as well as customer preparedness. Since May 1997, the planning, assessment, renovation, and level 1 system testing phases have been completed. The application testing phase is substantially completed and full completion is expected by June 30, 1999. The Branch is closely monitoring the Year 2000 compliance of its significant vendors, facility operators, custodial banks, fiduciary agents and customers to determine the extent to which the Branch is vulnerable to failure by those third parties to remediate their own year 2000 issues. The Branch has contacted all significant external vendors in an effort to confirm their readiness for the Year 2000 and is in the process of testing their Year 2000 compliance.

     The Branch has and will continue to utilize internal resources for this project. No external resources are expected to be used. To date, the amounts incurred and expensed related to the assessment of, and efforts in connection with, the Year 2000 Issue and the development of a remediation plan are approximately $890,000. This amount was funded through operating cash flows and expensed as incurred. It is estimated that the total cost of remediation incurred by the Branch will be $1,267,500. The Company itself has not incurred any expenses in the preparation of the Year 2000 Issue.

     The Branch presently believes that the activities that it is undertaking in the Year 2000 project should satisfactorily resolve Year 2000 compliance exposures within its own systems. The Branch has completed the reprogramming and replacement phases of the project. No Information Technology projects have been deferred to after the Year 2000. However, if such modifications and conversions are not operationally effective on a timely basis, the Year 2000 issue could have a material adverse impact on the operations of the Branch and thus on the Company. Furthermore, there can be no assurance that the systems of other companies on which the Branch's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Branch systems, would not have a material adverse effect on the Branch or hence on the Company.

     The Branch has developed well-defined business continuity plans in an effort to mitigate unforeseen risks. The Branch believes that these action plans significantly reduce the risk of a Year 2000 Issue that is serious enough to cause a business disruption. With regard to Year 2000 compliance of other external entities, the Branch is monitoring developments closely.

Liquidity and Capital Resources

     The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments. The Company's sole liquidity needs are to acquire reinvestment securities as original securities repay or prepay and to pay dividends on the Series A Preferred Securities. The acquisition of reinvestment securities is funded with the proceeds of principal repayments or prepayments on original securities, and the payments of dividends on the Series A Preferred Securities are funded through interest income from the securities in the Portfolio. Given the limited scope of its activites (acquiring and holding Eligible Securities to fund the payment of dividends on the Series A Preferred Securities and the Common Securities), and the fact that the Company is prohibited from incurring indebtedness, the Company believes that its liquidity and capital resources will be sufficient to meet its liquidity requirements in the short and long term.

Recent Development Regarding the Bank

     On March 9, 1999, BNP announced that it intended to launch exchange offers for 100% of the outstanding voting shares of Societe Generale and Paribas. The exchange offers are expected to commence shortly, following receipt of necessary French regulatory approval. BNP may (but is not required to) withdraw each exchange offer if less than 50.01% of the Societe Generale and Paribas voting shares, respectively, are tendered. The exchange offers are not interdependent.

     If successful, the exchange offers will create a French banking group with a European dimension and a strong domestic base. SBP is the temporary name that will be used to refer to the combined Societe Generale, BNP and Paribas group. SBP will conduct its retail banking through several brands with a balanced business mix. It will be a group of distinct brands and activities, sharing common support functions and investments, and following the same principles of strict management practices, service quality and risk control:

     The industrial plan on which the SBP project is based has four key drivers:

     1. Multi-channel, multi-brand strategy in France, through the combination of the three separate branch networks of Societe Generale, Credit du Nord and BNP, and their respective multiple regional and local brand names.

     2. Rationalization of support functions in France, and combination of Societe Generale's and BNP's networks abroad.

     3. Re-allocation of the excess capital of the group, including Paribas' unrealized gains on investments.

     4. Sharing of the best management practices in terms of risk management, service quality, cost controls and capital allocation throughout
        SBP.

     The main business units will include retail banking, specialized financial services, private banking and asset management, and corporate and investment banking. Real estate activities and investment portfolios will also be run as profit centres.

     While no assurances can be given as to the actual short-term or long-term effect of the SBP project on BNP's risk-based capital ratios, management does not currently expect the project to have a material adverse effect on such ratios.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Sensitivity

     The Company's principal market risk exposure is to changes in interest rates. This exposure arises from its investments in collateralized mortgage obligations, Mortgage-Backed Securities, Agency Debentures, Treasuries and certain derivative instruments used by the Company to modify interest rate exposures.

     The outstanding principal amount and estimated fair value as of December 31, 1998, by each category of investment is set forth in Footnote 4 of the financial statements contained in Item 8 herein.

Interest Rate Risk

     The Company's income consists primarily of interest payments on collateralized mortgage obligations, Mortgage-Backed Securities, Agency Debentures and Treasuries. Currently, the Company uses derivative products to manage a portion of its interest rate risk. Due to a decline in market interest rates, as occurred throughout 1998, the Company experienced a reduction in interest income on its collateralized mortgage obligations and its Mortgage-Backed Securities and a corresponding decrease in funds available to be distributed to its securityholders. The reduction in interest income resulted from downward adjustments of the indices upon which the interest rates on ARM mortgage loans are based and from prepayment of mortgage loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding securities. There can be no assurance that an interest rate environment in which there is a significant decline in interest rates over an extended period of time would not adversely affect the Company's ability to pay dividends on the Series A Preferred Securities.

     The Company is a party to three interest rate swaps with BNP. In all of these swaps the Company pays a fixed coupon and receives floating rate payments on the notional balances (in thousands) as set out below:

Notional        Fair Value At
Balance       December 31,1998        Value Date         Maturity Date      Fixed Rate         Receive Rate
----------    ----------------     -----------------    --------------      ----------     ----------------------
$42,000             1,524          November 25, 1998    March 26, 2008      JPY 1.75      US Three-Month LIBOR
                                                                                          plus Six Basis Points

$58,000             (109)          November 25, 1998    October 9, 2007     JPY 2.125     US Three-Month LIBOR
                                                                                          plus Six Basis Points

$20,000             (171)          November 25, 1998    August 25, 2008     US 6.15       US One-Month LIBOR
                                                                                          plus Five Basis Points

     The Company regularly reviews its hedging requirements. In the future, the Company expects to enter into additional swaps, unwind part or all of the initial and any future swaps in order to rebalance the fixed and floating mix of interest obligations (including those arising as a result of previous interest rate swaps entered into) and the fixed and floating mix of interest payments.

     The Company's interest rate management strategy will continue to be rebalanced with any purchase of new investments. There can be no assurance, however, that the Company's interest rate risk management strategies will be effective in this regard.

     The breakdown of the Company's available-for-sale securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below ($ in thousands) based on management's prepayment assumptions:

                               Due after       Due after       Due after     Due after     Due after    2004 and
At December 31, 1998              1999           2000             2001          2002          2003      Thereafter      Total
----------------------------- --------------  ---------------  ------------ -------------  ----------   ----------    ----------
Fixes Rate Instruments:

Fixed-rate REMICs............         5,982          47,244                                             $  46,831      $ 100,057
  Agency Debentures .........                                                                             119,981        119,981
  Treasuries ................                                                                             145,882        145,882
Total Fixed Rate Instruments   $      5,982    $     47,244                                             $ 312,694      $ 365,920
                               ------------    ------------                                             ---------      ---------

                                Due after       Due after       Due after     Due after      Due after   2004 and
At December 31, 1998               1999           2000             2001          2002           2003     Thereafter     Total
-----------------------------  --------------  --------------  ------------ -------------   ----------  ----------    ----------
Floating Rate Instruments:

Floating-rate REMICs .......... $     22,416   $     45,986    $    72,236  $    51,076     $    4,875                $  196,589
  Agency ARMS .................       31,816         73,580          8,748       24,299         33,281                   171,454
  Agency Hybrid ARMs ..........      117,506         19,479         45,966        4,048         14,573      10,187       211,759
Total Floating Rate Instruments $    171,738   $    261,739    $   126,680  $    79,423         52,729   $  10,187       579,802
                                ------------   ------------    -----------  -----------     ----------   ---------    ----------
TOTAL ......................... $    177,720   $    186,289    $   126,680  $    79,423     $   52,729   $ 322,881    $  945,722
                                ============   ============    ===========  ===========      =========   =========    ==========

Actual maturities may differ from maturities shown above due to prepayments.

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        Report of Independent Accountants

To the Board of Directors and
Stockholders of BNP U.S. Funding L.L.C.

     In our opinion, the accompanying balance sheet and the related statements of income, comprehensive income, changes in redeemable common securities, preferred securities and securityholders' equity and of cash flows present fairly, in all material respects, the financial position of BNP U.S. Funding L.L.C. (the "Company") at December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 and the period from inception (December 5, 1997) through December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
New York, New York
March 26, 1999

/s/ PricewaterhouseCoopers LLP
------------------------------

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                              BNP U.S. FUNDING L.L.C.

                                                   BALANCE SHEET

                                       (in thousands, except per share data)


                                                                    December 31, 1998           December 31,1997
                                                                    -----------------           ------------------
ASSETS:
Cash and cash equivalents..................................            $     84,013              $        33,762
Investment securities (Notes 3 and 4)
   Available-for-sale, at fair value.......................                 962,027                      997,748
Receivable arising from payment for securities,
   pursuant to the application of SFAS 125 (Note 3)........                 521,644                      996,260
Accounts Receivable........................................                     458
Accrued interest receivable................................                   4,784                        5,144
Other Assets...............................................                   1,244                           --
                                                                       ------------              ---------------
TOTAL ASSETS...............................................            $  1,574,170              $     2,032,914
                                                                       ============              ===============
LIABILITIES:

Obligation arising from the receipt of securities,
   pursuant to the application of SFAS 125 (Note 3)........            $    529,905              $       998,610
Due to affiliates..........................................                      --                           12
Accrued expenses...........................................                     114                           34
                                                                       ------------              ---------------
TOTAL LIABILITIES..........................................                 530,019                      998,656
                                                                       ============              ===============
Redeemable Common Securities, par value and redeemable
   value $10,000 per security; 150,000 securities
   authorized, 53,011 securities issued and outstanding                     530,110                      530,110
   (Note 5)................................................
Preferred Securities, liquidation preference $10,000 per
   security; 150,000 securities authorized, 50,000
   securities issued and outstanding.......................                 500,000                      500,000
Additional paid in capital.................................                       6                            6
Accumulated other comprehensive income.....................                   9,285                           --
Retained earnings..........................................                   4,750                        4,142
                                                                       ------------              ---------------

TOTAL REDEEMABLE COMMON SECURITIES, PREFERRED SECURITIES
   AND
   SECURITYHOLDERS' EQUITY.................................               1,044,151                    1,034,258
                                                                       ------------              ---------------

TOTAL LIABILITIES AND TOTAL REDEEMABLE COMMON SECURITIES,
   PREFERRED
   SECURITIES AND SECURITYHOLDERS' EQUITY..................            $  1,574,170              $     2,032,914
                                                                       ============              ===============

The accompanying Notes to Financial Statements are an integral part of these Statements.

                                              BNP U.S. FUNDING L.L.C.

                                                STATEMENT OF INCOME

                                       (in thousands, except per share data)


                                                                                                  Period from
                                                                      Twelve-month             December 5, 1997
                                                                      period ended              (inception) to
                                                                    December 31, 1998          December 31, 1997
                                                                    -----------------          -------------------
INTEREST INCOME:
Collateralized Mortgage Obligations:
Floating-rate REMICs.......................................            $     14,874             $         1,175
Fixed-rate REMICs..........................................                   4,105                         225
Mortgage-Backed Securities:
Agency ARMs................................................                  10,245                       1,443
Agency Hybrid ARMs.........................................                  12,958                         708
Agency Debentures..........................................                     553
Treasuries ................................................                   8,491                         612
Interest on Deposits.......................................                   2,477                          25
                                                                       ------------             ---------------
Total......................................................                  53,703                       4,188
                                                                       ------------             ---------------

NONINTEREST EXPENSE:

Fees and expenses..........................................                     271                          46
                                                                       ------------             ---------------

NET INCOME APPLICABLE TO PREFERRED
   AND REDEEMABLE COMMON SECURITIES........................            $     53,432             $         4,142
                                                                       ------------             ---------------

NET INCOME PER REDEEMABLE COMMON SECURITY..................            $     278.10             $         78.14
                                                                       ============             ===============

The accompanying Notes to Financial Statements are an integral part of these Statements.

                                              BNP U.S. FUNDING L.L.C.

                                         STATEMENT OF COMPREHENSIVE INCOME

                                                  (in thousands)


                                                                                                  Period from
                                                                       Twelve-month             December 5, 1997
                                                                       period ended              (inception) to
                                                                    December 31, 1998           December 31,1997
                                                                   -------------------         ------------------
NET INCOME                                                             $     53,432              $      4,142

OTHER COMPREHENSIVE INCOME:
Net change in unrealized gain (loss) in fair value of
   securities available-for-sale treated as collateral                        5,913                     2,350
   (Note 3)
Net change in unrealized loss in fair value of obligation arising from the receipt of securities pursuant to the
   application of SFAS 125 (Note 3)                                          (5,913)                   (2,350)
Net change in unrealized gain (loss) in fair value of
   securities available-for-sale not treated as collateral                    9,285                        --
   (Note 3)                                                            ------------              ------------
ACCUMULATED OTHER COMPREHENSIVE INCOME                                        9,285                        --

COMPREHENSIVE INCOME                                                   $     62,717              $      4,142
                                                                       ============              ============


The accompanying Notes to Financial Statements are an integral part of these Statements.

                                              BNP U.S. FUNDING L.L.C.

                               STATEMENT OF CHANGES IN REDEEMABLE COMMON SECURITIES,
                                 PREFERRED SECURITIES AND SECURITYHOLDERS' EQUITY

                                                  (in thousands)


                                                                                                             TOTAL REDEEMABLE
                                                                                                            COMMON SECURITIES,
                                                                                ACCUMULATED                PREFERRED SECURITIES
                                   REDEEMABLE                    ADDITIONAL        OTHER                            AND
                                     COMMON       PREFERRED       PAID IN      COMPREHENSIVE   RETAINED       SECURITYHOLDERS'
                                   SECURITIES     SECURITIES      CAPITAL          INCOME       EARNINGS          EQUITY
                                   ----------     ----------     ----------    -------------   ---------   --------------------
Beginning Balance                  $      10      $      --         $ --           $    --      $     --      $        10
Issuance on December 5, 1997
(inception)...................       530,100             --            6                --            --          530,106
Private Placement
on December 5, 1997...........            --        500,000           --                --            --          500,000
Net Share                                 --             --           --                --         4,142            4,142
                                   ---------      ---------         ----
Balance at December 31, 1997..       530,110        500,000            6                --         4,142        1,034,258
                                   ---------      ---------         ----
Net income....................            --             --           --                --        53,432           53,432
Other comprehensive income....            --             --           --             9,285            --            9,285

Dividends Paid --
Preferred Securities..........                                                                   (38,690)         (38,690)
Dividends Paid --
Common Securities.............                                                                   (14,134)         (14,134)
                                   ---------      ---------         ----           -------      --------      ------------
Balance at December 31, 1998..     $ 530,110      $ 500,000         $  6           $ 9,285      $  4,750      $ 1,044,151
                                   =========      =========         ====           =======      ========      ===========

The accompanying Notes to Financial Statements are an integral part of these Statements.

                                              BNP U.S. FUNDING L.L.C.

                                              STATEMENT OF CASH FLOWS

                                                  (in thousands)


                                                                               Twelve-month            Period from
                                                                               period ended         December 5, 1997
                                                                               December 31,          (inception) to
                                                                                   1998             December 31, 1997
                                                                               --------------       -----------------
OPERATING ACTIVITIES:

Net income...............................................................         $   53,432                 4,142

Adjustments to reconcile net income to cash provided from operating activities:
Premium amortization.....................................................              9,992                   262
Net change in interest receivable........................................              2,119                   337
Net change in accrued expenses...........................................                 79                    34
Net change in accounts receivable........................................               (458)
Net change in due to affiliates..........................................                (12)                   12
                                                                                  ----------            ----------

Net cash provided from operating activities..............................             65,152                 4,787
                                                                                  ----------            ----------

INVESTING ACTIVITIES:

Purchase of investment securities:
Floating-rate REMICs.....................................................           (124,838)
Fixed Rate REMICs........................................................            (78,641)
Agency ARMs..............................................................            (40,874)
Agency Hybrid ARMs.......................................................           (169,716)
Agency Debentures........................................................           (120,000)
Premium paid.............................................................             (2,869)
Interest receivable......................................................             (1,759)
Payments for securities treated as collateral............................                               (1,030,115)
Decrease in receivable arising from payment for securities, pursuant
   to the application of SFAS 125 (Note 3)...............................            474,616                33,855
                                                                                                        ----------
Proceeds from principal payments of securities available-for-sale,
   not treated as collateral.............................................            114,239
Proceeds from principal payments of securities available-for-sale,
   treated as collateral.................................................            462,381                28,974
                                                                                  ----------            ----------
Net cash provided (used) by investing activities.........................             37,923            (1,001,141)
                                                                                  ----------            ----------

FINANCING ACTIVITIES:

Proceeds from Preferred Securities issuance..............................                                  500,000
Proceeds from Common Securities issuance ................................                                  530,106
Cash dividends-- Preferred Securities....................................            (38,690)
Cash dividends-- Common Securities.......................................            (14,134)
Net cash provided (used) by financing activities.........................            (52,824)            1,030,106
                                                                                  -----------           ----------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS...........................................................             50,251                33,752
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........................             33,762                    10
                                                                                  ----------            ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................................         $   84,013            $   33,762
                                                                                  ==========            ==========

NONCASH FINANCING AND INVESTING ACTIVITIES:

Decrease in receivable arising from payment for securities, pursuant
  to the application of SFAS 125 (Note 3) ...............................            474,616                33,855
Decrease in obligation arising from receipt of securities, pursuant to
  the application of SFAS 125 (Note 3) ..................................           (474,616)              (33,855)

TOTAL NONCASH FINANCING AND INVESTING ACTIVITIES ........................                 --                    --
                                                                                  ==========            ==========

The accompanying Notes to Financial Statements are an integral part of these Statements.

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION:

     BNP U.S. Funding L.L.C. (the "Company") is a Delaware limited liability company formed on October 14, 1997 for the purpose of acquiring and holding Eligible Securities (as defined in Item 1 herein) that will generate net income for distribution to the holders of its Series A Preferred Securities (as defined below) and its redeemable Common Securities (as defined below). The Company is a wholly owned subsidiary of the New York Branch (the "Branch") of Banque Nationale de Paris (the "Bank" or "BNP"). BNP is a French corporation that conducts retail banking activities in France and corporate and private banking and other financial activities both in France and throughout the world.

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

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Investment Securities

     Investments in debt securities, both collateral and noncollateral (Note 3), are classified as available for sale and are carried at fair value. Unrealized gains and losses on these securities are reported as a component of other comprehensive income.

     Interest on securities is included in interest income and is recognized using the interest method. Premiums and discounts are amortized using the effective interest method and are recognized in interest income.

Comprehensive Income

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

Cash And Cash Equivalents

     Cash and cash equivalents includes cash and short-term deposits with original maturities of three months or less.

Dividends

     Dividends on the Series A Preferred Securities, when, as and if declared by the Company's Board of Directors, are payable out of the Company's net income, determined without regard to capital gains or losses, semi-annually in arrears on a non-cumulative basis on the fifth day of June and December of each year, commencing June 5, 1998, at a rate per annum of 7.738% of the liquidation preference through and including December 5, 2007. Thereafter, dividends, when as, and if declared by the Company's Board of Directors, will be payable quarterly in arrears on the third Wednesday of March, June, September, and December of each year and will be calculated on a weekly basis in each quarter at a rate per annum of the liquidation preference equal to 2.8% per annum above one-week LIBOR for the week concerned as determined on the related LIBOR Determination Date. Holders of Common Securities are entitled to receive dividends when, as and if declared by the Company's Board of Directors out of the Company's net income not required to be applied to fund dividends with respect to the Series A Preferred Securities.

     To date, the Company has declared and paid dividends as follows:

Security                                     Amount               Date Paid
--------------------                     --------------      ------------------

Series A Preferred Securities.........    $ 19,345,000        June 5, 1998
Common Securities.....................    $  5,347,365        June 22, 1998
Series A Preferred Securities.........    $ 19,345,000        December 5, 1998
Common Securities.....................    $  8,787,127        December 15, 1998

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

Net Income Per Redeemable Common Security

     Net income per redeemable common security is calculated by dividing net income after preferred dividends by the weighted average number of Common Securities outstanding.

Income Taxes

     The Company expects to be treated as a partnership for U.S. Federal income tax purposes. As a partnership is not a taxable entity, the Company will not be subject to U.S. federal, state and local income tax on its income. Instead, each securityholder is required to take into account its allocable share of items of income, gain, loss and deduction of the partnership in computing its U.S. Federal tax liability. Accordingly, the Company has made no provision for income taxes in the accompanying statement of income.

Derivatives Used In Asset Management Activities

     As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The swaps are highly correlated to the asset which they hedge, both at inception and throughout the hedge period.

     These swaps are carried at fair value. The accrual of interest receivable or interest payable on these swaps are reported in Interest Income: Agency Debentures. Changes in the market values of these swaps, exclusive of net interest accruals, are reported in Stockholders' Equity: Accumulated other comprehensive income.

Foreign Currency Translation

     Assets denominated in foreign currencies are translated to US dollars using applicable rates of exchange. The entire change in the fair value of foreign currency denominated investment securities classified as available for sale (both the change in the market price of the security as expressed in US Dollars and the change in the exchange rate between the assets denominated in foreign currencies and the functional currency), together with the effects of hedging instruments, is reported in Accumulated Other Comprehensive Income within Stockholders' Equity. Revenues and expenses are translated monthly at amounts which approximate weighted average exchange rates.

Accounting for Derivatives and Hedging Activities

     In June of 1998, the Financial Accounting Standards Board issued SFAS 133 "Accounting for Derivatives and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for all derivative instruments and hedging activities. SFAS 133 requires that an entity measure all hedging activities. SFAS 133 requires that an entity measure all derivatives at fair value and recognize those derivatives as either assets or liabilities on the balance sheet. The change in the derivative's fair value is generally to be recognized in current period earnings. However, if certain conditions are met, a derivative may be specifically designated as a hedge of an exposure to changes in fair value, variability of cash flows, or certain foreign currency exposures. Based on the hedge designation, special hedge accounting rules would allow the derivative's change in value to be recognized either in current period earnings, together with the offsetting change in value of the risk being hedged or to the extent the hedge is effective, in comprehensive income and subsequently reclassified into earnings when the hedge item affects earnings. Depending on the underlying risk management strategy, these accounting changes could affect reported earnings, assets, liabilities, and stockholders' equity. As a result, the Company will have to reconsider their risk management strategies, since the new standard will not reflect the results of many of those strategies in the same manner as current accounting practice. The Company is in the process of evaluating the potential impact of the new accounting standard. SFAS 133 is effective for all fiscal years beginning after June 15, 1999.

NOTE 3--RECEIVABLE ARISING FROM PAYMENT FOR SECURITIES, PURSUANT TO THE APPLICATION OF SFAS 125, AND OBLIGATION ARISING FROM THE RECEIPT OF SECURITIES, PURSUANT TO THE APPLICATION OF SFAS 125:

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

     As securities within the Initial Portfolio mature or prepay, the Company recognizes the cash proceeds as a reduction in a receivable arising from payment for securities. Concurrent with the receipt of such cash proceeds, the Company derecognizes such securities and reduces the associated obligation.

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

NOTE 4--INVESTMENT SECURITIES:

     The amortized cost and estimated fair value of available-for-sale securities were as follows ($ in 000's) based on management's prepayment assumptions:

                                                                                       Gross
                                                                     Gross          Unrealized
December 31, 1998                              Amortized Cost   Unrealized Gains      Losses         Fair Value
-----------------                              --------------   ----------------    -----------     -------------
Collateralized Mortgage Obligations:
   Floating-rate REMICs...................        $  196,589         $      20      $    1,010      $   195,599
   Fixed-rate REMICs......................           100,057                               239           99,818
Mortgage-Backed Securities:
   Agency ARMs............................           171,454                28           3,183          168,299
   Agency Hybrid ARMs.....................           211,759             1,081             176          212,664
Agency Debentures.........................           119,981             9,303                          129,284
Treasuries ...............................           145,882            10,481              --          156,363
                                                  ----------         ---------      ----------      -----------
     Total................................        $  945,722         $  20,913      $    4,608      $   962,027
                                                  ==========         =========      ==========      ===========

                                                                                       Gross
                                                                     Gross          Unrealized
December 31, 1997                              Amortized Cost   Unrealized Gains      Losses            Fair Value
-----------------                              --------------   ----------------    ----------        ------------
Collateralized Mortgage Obligations:
   Floating-rate REMICs...................        $  263,209         $     118        $      585      $   262,742
   Fixed-rate REMIC.......................            46,837                --               607           46,230
Mortgage-Backed Securities:
   Agency ARMs............................           360,343             1,283               909          360,717
   Agency Hybrid ARMs.....................           178,405             2,271                --          180,676
Treasuries ...............................           146,604               779                --          147,383
                                                  ----------         ---------        ----------      -----------
     Total................................        $  995,398         $   4,451        $    2,101      $   997,748
                                                  ==========         =========        ==========      ===========

     The breakdown of the Company's available-for-sale securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below ($ in 000's) based on management's prepayment assumptions:

                                                            Due after 1    Due after 5
                                           Due in 1 year     through 5      through 10     Due after 10
December 31, 1998                             or less          years          years           years          Total
-----------------                         --------------    -----------    -----------   --------------   ------------
Collateralized Mortgage Obligations:
   Floating-rate REMICs...............   $      22,416   $     174,173  $                 $               $   196,589
   Fixed-rate REMICs..................           5,982          47,244         46,831                         100,057
Mortgage-Backed Securities:
   Agency ARMs........................          31,816         139,638                                        171,454
   Agency Hybrid ARMs.................         117,506          84,066                         10,187         211,759
Agency Debentures.....................                                        119,981                         119,981
Treasuries ...........................              --              --        145,882              --         145,882
                                         -------------   -------------  -------------     -----------     -----------
     Total............................   $     177,720   $     445,121  $     312,694     $    10,187     $   945,722
                                         =============   =============  =============     ===========     ===========

                                                            Due after 1    Due after 5
                                           Due in 1 year     through 5      through 10     Due after 10
December 31, 1997                             or less          years          years           years           Total
-----------------                          --------------  -------------  --------------  --------------  --------------
Collateralized Mortgage Obligations:
   Floating-rate REMICs...............     $       1,470   $     261,739  $          --   $          --   $     263,209
   Fixed-rate REMIC...................                --              --             --          46,837          46,837
Mortgage-Backed Securities:
   Agency ARMs........................                --              --        360,343              --         360,343
   Agency Hybrid ARMs.................                --              --        178,405              --         178,405
Treasuries ...........................                --              --        146,604              --         146,604
                                           -------------   -------------  -------------   -------------   -------------
     Total............................     $       1,470   $     261,739  $     685,352   $      46,837   $     995,398
                                           =============   =============  =============   =============   =============

     Actual maturities may differ from maturities shown above due to prepayments.

     The breakdown of the Company's available-for-sale securities by category and yield is summarized below:

                                                            Due after 1    Due after 5
                                           Due in 1 year     through 5      through 10     Due after 10
December 31, 1998                             or less          years          years           years              Total
-----------------                          -------------    -----------    -----------     ------------          -----
Collateralized Mortgage Obligations:
    Floating-rate REMICs..............           5.42%            5.73%              %               %           5.70%
    Fixed-rate REMICs.................           5.77             2.20           6.47                            4.41
Mortgage-Backed Securities:
    Agency ARMs.......................           2.00             6.45                                           5.63
    Agency Hybrid ARMs................           6.37             6.39                           8.68            6.48
Agency Debentures.....................            --              --             2.75            --              2.75
Treasuries ...........................            --              --             5.80            --              5.80
                                           ----------          --------      --------        --------         -------
        Total.........................           5.44%            5.71%          4.73%           8.68%           5.15%
                                           ==========          ========      ========        ========         =======

                                                            Due after 1    Due after 5
                                           Due in 1 year     through 5      through 10     Due after 10
December 31, 1997                             or less          years          years           years           Total
-----------------                          -------------    ------------   -----------    -------------       ------
Collateralized Mortgage Obligations:
    Floating-rate REMICs..............          6.22%            6.34%           --%           --%             6.34%
    Fixed-rate REMIC..................            --               --            --           6.92             6.92
Mortgage-Backed Securities:
    Agency ARMs.......................            --               --           5.62           --              5.62
    Agency Hybrid ARMs................            --               --           5.66           --              5.66
Treasuries ...........................            --               --           5.86           --              5.86
                                           ---------         --------      ---------       ----------       -------
        Total.........................          6.22%            6.34%          5.68%         6.92%            5.92%
                                           =========         ========      =========       =========        =======

     There were no sales of available-for-sale securities from December 5, 1997 (inception) to December 31, 1998.

NOTE 5--REDEEMABLE COMMON SECURITIES:

General

     The Company is authorized to issue up to 150,000 Common Securities; as of December 31, 1998 and December 31, 1997, the Company had outstanding 53,011 Common Securities, all of which were held by the Branch. The Bank has agreed with the Company in the Contingent Support Agreement that, so long as any Series A Preferred Securities are outstanding, it will maintain direct or indirect ownership of 100% of the outstanding Common Securities.

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

NOTE 6--RELATED PARTY TRANSACTIONS:

     The Company entered into a Services Agreement with the Branch on December 5, 1997 pursuant to which the Branch manages the securities portfolio of the Company and performs other administrative functions for a fee of $50,000 per annum. Expenses incurred under such Agreement were $50,000 as of December 31, 1998. While the amount of the fee payable under the Agreement is somewhat less than the fee which would be payable in an arm's length transaction with a third party, Management does not believe that the difference is material.

     French American Banking Corporation (FABC), an affiliate of BNP, serves as the dividend paying agent, registrar, and transfer agent with respect to the Series A Preferred Securities. The Company paid FABC an up-front fee of $4,000 and will pay a fee of $4,000 per annum for these services.

     The Company maintains a credit balance account with the Branch for clearing certain transactions.

     All of the Company's officers and employees and all but one of the members of the Company's Board of Directors are officers and employees of the Branch or BNP.

NOTE 7--FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The fair values of securities at December 31,1998 and December 31, 1997 were obtained from independent market sources and are summarized in Note 4. The carrying values of investment securities, as shown in Note 4, and the obligation arising from the receipt of securities, pursuant to the application of SFAS 125, approximates their fair value. The fair value of the receivable arising from payment for securities, pursuant to the application of SFAS 125, approximates the aggregate carrying value of the investment securities treated as collateral, which at December 31, 1998 and December 31, 1997 was $529,905,305 and $998,609,635 respectively.

     The carrying value of cash and cash equivalents, accounts receivable, accrued interest receivable, accrued expenses, and due to affiliates approximates fair value.

     The fair value of the interest rate swaps described in Note 8 below at December 31, 1998 was $1,243,783.

NOTE 8--DERIVATIVE ACTIVITY:

     In order to modify the interest rate and foreign exchange characteristics of a portion of its assets, the Company engaged in derivative activities by entering into interest rate swaps. The assets to which the swaps relate consist of foreign currency-denominated debt instruments with fixed rate interest payments. The Company entered into interest rate swaps primarily based on LIBOR, in order to convert fixed rate foreign-currency denominated interest payments on such assets into variable rate U.S. dollar payments. At December 31, 1998, the Company had outstanding swap agreements with a notional principal amount of $120,000,000.


                                              BNP U.S. FUNDING L.L.C.

                                    QUARTERLY FINANCIAL INFORMAITON (UNAUDITED)

                                       (in thousands, except per share data)



                                                     First Quarter    Second Quarter   Third Quarter   Fourth Quarter
                                                     -------------    --------------   -------------   --------------
INTEREST INCOME:
Collateralized Mortgage Obligations:
   Floating-rate REMICs...........................    $    3,797       $    3,830       $    4,096      $    3,151
   Fixed-rate REMICs .............................           756              761              922           1,666
Mortgage-Backed Securities:
   Agency ARMs....................................         2,826            2,171            2,839           2,409
   Agency Hybrid ARMs.............................         3,046            3,230            3,713           2,969
Agency Debentures.................................            --               --               --             553
Treasuries .......................................         2,094            2,045            2,181           2,171
Interest on Deposits                                         379              433              676             989
                                                      ----------       ----------       ----------      ----------
                                                          12,898           12,470           14,427          13,908
                                                      ----------       ----------       ----------      ----------
NONINTEREST EXPENSE:
Fees and expenses.................................            52               65               56              98
                                                      ----------       ----------       ----------      ----------
NET INCOME APPLICABLE TO PREFERRED
  AND REDEEMABLE COMMON SECURITIES................    $   12,846       $   12,405       $   14,371      $   13,810
                                                      ==========       ==========       ==========      ==========
NET INCOME PER REDEEMABLE
  COMMON SECURITY.................................    $   242.32       $ (130.92)       $   271.10      $ (104.40)
                                                      ==========       ==========       ==========      ==========

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth information concerning the directors and executive officers of the Company. The directors serve 3-year terms (5 years in the case of the independent director), subject to earlier resignation or removal. The current term of office of each officer and director commenced on December 5, 1997.

         Name and Age                              Position and Offices Held
         ------------                              -------------------------

         Jean-Francois Lepetit (57)                Chairman and Director
         Martine Billeaud (53)                     Director
         Jean-Pierre Beck (55)                     Director
         Donald J. Puglisi (53)                    Independent Director
         Eric Deudon (35)                          President and Director
         Bruno Di Nardo (59)                       Secretary and Director
         Lisa Hermann (38)                         Treasurer

     The following is a summary of the experience of the executive officers and directors of the Company:

     Jean-Francois Lepetit is Chairman of the Bank's Market Risk Committee and is also in charge of the Bank's Asset and Liability Management. In addition, he is also Chairman of the Conseil des Marches Financiers. He was previously Vice Chairman of the Board and Chief Executive Officer of Banque Indosuez. Mr. Lepetit was born in 1942.

     Martine Billeaud is in charge of the Bank's funding activities related to Asset and Liability Management. She was previously responsible for worldwide foreign exchange and interest rate products distribution and French Franc trading. Ms Billeaud was born in 1945.

     Jean-Pierre Beck is an Executive Vice President in charge of Asset and Liability Management and Capital Markets Activities of the Bank's U.S. branches. Prior to this position, he was the General Market Risk Manager of the Bank. He has worked for the Bank since 1964. Mr. Beck was born in 1943 in Mulhouse, France.

     Donald J. Puglisi, the Independent Director, is the MBNA America Business Professor and Professor of Finance at the University of Delaware where he has been on the faculty since 1971. In addition, he is the Managing Director of Puglisi and Associates, a company which provides investment management, accounting and other administrative services to a variety of different companies. Mr. Puglisi holds a Directorship or Trusteeship in the following companies that are registered under either the Exchange Act or the 1940 Act: AJL PEPS Trust, Automatic Common Exchange Security Trust II, DECS Trust, DECS Trust II, Dole Food Automatic Common Exchange Security Trust, Great Lakes Fund, Inc., Huron Investment Fund, Inc., Mandatory Common Exchange Trust, Nextel STRYPES Trust, Select Asset Fund, Series 1, Inc., Select Asset Fund, Series 2, Inc., Snyder STRYPES Trust, and WBK STRYPES Trust.

     Eric Deudon is Senior Vice President in charge of Capital Markets activities of the Branch and is Managing Director, head of trading for BNP Capital Markets, LLC. Since joining the Bank in 1990 in Tokyo, he has run or supervised securities trading and investment portfolios and foreign exchange activities. Mr. Deudon was born in 1963 in Saint Cloud, France.

     Bruno Di Nardo is an attorney in New York and has acted as General Counsel of the Bank and its subsidiary French American Banking Corporation in New York for the past 24 years. He was born in 1939.

     Lisa Hermann is Vice President responsible for securities trading and investment portfolios at the Branch. She joined the Information Systems Department of the Bank in New York in 1990 and in 1993 was appointed to the trading room as a securities trader. Ms. Hermann was born in 1960 in Philadelphia, Pennsylvania.

ITEM 11:  EXECUTIVE COMPENSATION

     The Independent Director Donald J. Puglisi, receives director's fees of $6,000 per year. All of the other members of the Company's Board of Directors and Officers are also Officers or employees of the Branch or the Bank and do not receive compensation from the Company or additional compensation from the Branch or the Bank for services rendered to the Company.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     None.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is hereby made to Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company's various relationships with the Branch, the sole holder of all its outstanding Common Securities.

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     Index To Exhibits

          Exhibit 11:     Computation of net income per share

          Exhibit 12(a):  Computation of ratio of earnings to fixed charges

          Exhibit 12(b): Computation of ratio of earnings to fixed charges and preferred securities dividend

          Exhibit 27:     Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BNP U.S Funding L.L.C.
                                   -------------------------------------------
                                   Registrant


Date: March 31, 1999               By:    /s/   Eric Deudon
                                      ----------------------------------------
                                                Eric Deudon
                                                President and Director


Date: March 31, 1999               By:    /s/   Lisa Hermann
                                      ----------------------------------------
                                                Lisa Hermann
                                                Treasurer