Form 10-Q
period 1999-03-31
BNP US FUNDING LLC
filed 1999-05-14
CIK 1054659

Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report under Section 13 or 15 (d)
                     Of The Securities Exchange Act of 1934


For the Quarter Ended: March 31, 1999          Commission File Number: 000-23745

                             BNP U.S. FUNDING L.L.C.
                             -----------------------
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

     Delaware                                          13-3972207
     --------                                          ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)


                       499 Park Avenue, New York, New York
                       -----------------------------------
                    (Address of principal executive offices)

                                      10022
                                      -----
                                   (Zip Code)

                                 (212) 449-9600.
                                 ---------------
              (Registrant's telephone number, including area code)


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

Number of shares outstanding of each of the issuer's classes of common stock on March 31, 1999

                                 Form 10-Q Index

Part I                                                                     Page

Item 1.   Financial Statements - BNP U.S. FUNDING L.L.C.:

          Balance Sheet at March 31, 1999 and December 31, 1998               3

          Statement of Income for the quarters ended March 31, 1999
          and March 31, 1998                                                  4

          Statement of Comprehensive Income for the quarters ended
          March 31, 1999 and March 31, 1998                                   5

          Statement of Changes in Securityholders' Equity for the
          quarters ended March 31, 1999 and March 31, 1998                    6

          Statement of Cash Flows for the quarters ended March 31,
          1999 and March 31, 1998                                             7

          Notes to Financial Statements                                       8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation                                  6

Item 3.   Quantitative and Qualitative Disclosures about Market Risk         20


Part II

Item 1.   Legal Proceedings                                                  23

Item 2.   Changes in Securities and Use of the Proceeds                      23

Item 3    Defaults Upon Senior Securities                                    23

Item 4.   Submission of Matters to a Vote of Security Holders                23

Item 5    Other Information                                                  23

Item 6    Exhibits and Current Reports on Form 8-K                           23

Part I    Item 1.

                             BNP U.S. FUNDING L.L.C.
                                  BALANCE SHEET
                      (in thousands, except per share data)

                                                                      March 31, 1999             December 31, 1998
                                                                 -------------------------  ---------------------------
                                                                        (unaudited)                  (audited)
ASSETS:
Cash and cash equivalents                                              $    56,589                   $    84,013

Investment securities (Notes 3 and 4)                                    1,020,831                       962,027
Available-for-sale, at fair value

Receivable arising from payment for securities,                            463,821                       521,644
pursuant to the application of SFAS 125 (Note 3)

Accounts Receivable                                                                                          458

Other Assets                                                                                               1,244

Accrued interest receivable                                                  7,549                         4,784
                                                                       -----------                   -----------

TOTAL ASSETS                                                           $ 1,548,790                   $ 1,574,170
                                                                       ===========                   ===========

LIABILITIES:

Obligation arising from the receipt of securities, pursuant to         $   463,733                   $   529,905
the application of SFAS 125 (Note 3)

Account Payable                                                             26,400

Other Liability                                                              9,348

Accrued expenses                                                               119                           114
                                                                       -----------                   -----------

TOTAL LIABILITIES                                                          499,600                       530,019
                                                                       -----------                   -----------

Redeemable common securities, par value and redeemable value
$10,000 per security; 150,000  securities authorized,
53,011 securities issued and outstanding (Note 5)                          530,110                       530,110
Preferred securities, liquidation preference
$10,000 per security; 150,000 securities authorized,
50,000 securities issued and outstanding                                   500,000                       500,000
Additional paid in capital                                                       6                             6
Accumulated other comprehensive income                                         659                         9,285
Retained earnings                                                           18,415                         4,750
                                                                       -----------                   -----------
TOTAL REDEEMABLE COMMON SECURITIES,
PREFERRED SECURITIES AND
SECURITYHOLDERS' EQUITY                                                  1,049,190                     1,044,151
                                                                       -----------                   -----------
TOTAL LIABILITIES AND TOTAL REDEEMABLE COMMON SECURITIES,
PREFERRED SECURITIES AND SECURITYHOLDERS' EQUITY                       $ 1,548,790                   $ 1,574,170
                                                                        ==========                   ===========


The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.
                               STATEMENT OF INCOME

                      (in thousands, except per share data)

                                                                      Three-month period        Three-month period
                                                                     ended March 31, 1999      ended March 31, 1998
                                                                   ------------------------  ------------------------
                                                                         (unaudited)                (audited)
INTEREST INCOME:
Collateralized Mortgage Obligations:
         Floating-rate REMICs                                            $    2,314                     $ 3,797
         Fixed-rate REMICs                                                    1,352                         756
Mortgage Backed Securities:
         Agency ARMs                                                          2,157                       2,826
         Agency Hybrid ARMs                                                   2,560                       3,046
         Agency DUSs                                                            138
Agency Debentures                                                             2,187
Treasury Notes                                                                2,141                       2,094
Interest on Deposits                                                            929                         379
                                                                         ----------                     -------
Total                                                                        13,778                      12,898
                                                                         ----------                     -------
NONINTEREST EXPENSE:
Fees and expenses                                                               113                          52
                                                                         ----------                     -------
NET INCOME APPLICABLE TO PREFERRED AND REDEEMABLE COMMON
SECURITIES                                                               $   13,665                     $12,846
                                                                         ==========                     =======
NET INCOME PER REDEEMABLE COMMON SECURITY                                $  257.78                      $242.32
                                                                         =========                      =======


The  accompanying  Notes to Financial  Statements  are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.

                        STATEMENT OF COMPREHENSIVE INCOME

                                 (in thousands)

                                                                         Three-month period      Three-month period
                                                                        ended March 31, 1999    ended March 31, 1998
                                                                        ---------------------  ----------------------
                                                                             (unaudited)             (audited)
NET INCOME                                                                  $    13,665             $   12,846
OTHER COMPREHENSIVE INCOME:
     Net change in unrealized gain (loss) in fair value of
       securities available-for-sale treated as collateral (Note 3)              (8,349)                   599
      Net change in unrealized  loss  (gain) in fair value
         of obligation arising from the receipt of
         securities pursuant to the application of SFAS 125 (Note 3)              8,349                   (599)
      Net change in unrealized gain (loss) in fair value of
         securities available-for-sale not  treated as
         collateral (Note 3)                                                     (8,628)                  (171)
                                                                            ------------            -----------
      OTHER COMPREHENSIVE INCOME                                                 (8,628)                  (171)
                                                                            ------------            -----------
COMPREHENSIVE INCOME                                                        $     5,037             $   12,675
                                                                            ===========             ==========


The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.

   STATEMENT OF CHANGES IN REDEEMABLE COMMON SECURITIES, PREFERRED SECURITIES
                           AND SECURITYHOLDERS' EQUITY

                                 (in thousands)

                                                                                                                   TOTAL REDEEMABLE
                                                                                                                  COMMON SECURITIES,
                                                                                   ACCUMULATED                         PREFERRED
                                REDEEMABLE                        ADDITIONAL          OTHER                         SECURITIES AND
                                  COMMON          PREFERRED        PAID IN        COMPREHENSIVE      RETAINED      SECURITYHOLDERS'
                                SECURITIES       SECURITIES        CAPITAL           INCOME          EARNINGS           EQUITY
                                ----------       ----------        -------           ------          --------           ------
Net income                             --                --              --                --

Other comprehensive income             --                --              --                --              --                  --

                             ----------------
                              ---------------  ---------------  --------------  -----------------  ------------  ------------------
Balance at December 31, 1997      530,110           500,000               6                --           4,142           1,034,258
                             ----------------  ---------------  --------------  -----------------  ------------  ------------------
(audited)
                             ----------------

Net income                             --                --              --                --          12,846              12,846

Other comprehensive income             --                --              --              (171)             --                (171)

                              ---------------  ---------------  --------------  -----------------  ------------  ------------------
Balance at March  31, 1998        530,110           500,000               6              (171)         16,988           1,046,933
                              ---------------  ---------------  --------------  -----------------  ------------  ------------------

Net income                             --                --              --                            40,586              40,586

Other comprehensive income             --                --              --             9,456                               9,456

Dividends Paid - Preferred                                                                            (38,690)            (38,690)
Securities

Dividends Paid - Common                                                                               (14,134)           ( 14,134)
Securities

                              ---------------  ---------------  --------------  -----------------  ------------  ------------------
Balance at December 31, 1998    $ 530,110       $   500,000       $       6      $      9,285       $   4,750      $    1,044,151
                              ---------------  ---------------  --------------  -----------------  ------------  ------------------

(audited)
                              ---------------  ---------------  --------------  -----------------  ------------  ------------------
Net income                                                                                             13,665              13,665
                              ---------------  ---------------  --------------  -----------------  ------------  ------------------

Other comprehensive income                                                             (8,626)                             (8,626)
                              ---------------  ---------------  --------------  -----------------  ------------  ------------------

                              ---------------  ---------------  --------------  -----------------  ------------  ------------------
Balance at March  31, 1999      $ 530,110       $   500,000       $       6      $        659       $  18,415      $    1,049,190
                              ---------------  ---------------  --------------  -----------------  ------------  ------------------


The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.

                             STATEMENT OF CASH FLOWS

                                 (in thousands)

                                                                                  Three-month period     Three-month period ended
                                                                                 ended March 31, 1999         March 31, 1998
                                                                                ----------------------  ---------------------------
                                                                                     (unaudited)                 (audited)
OPERATING ACTIVITIES:
Net income                                                                            $   13,665              $   12,846

Adjustments to reconcile net income to cash provided from operating activities:
   Premium amortization                                                                    1,371                   3,299
   Net change in interest receivable                                                      (2,064)                 (1,941)
   Net Change in accounts payable                                                         26,400
   Net Change in accounts receivable                                                         458
   Net change in accrued expenses                                                              5                     (10)
   Net change in due to affiliates                                                                                   (12)
                                                                                      ----------              ----------

Net cash provided from operating activities                                               39,835                  14,182
                                                                                      ----------              ----------

INVESTING ACTIVITIES:

Purchase of investment securities:
   Floating-rate REMICs                                                                                          (43,668)
   Agency ARMs                                                                                                   (40,874)
   Agency Hybrid ARMs                                                                                            (72,521)
   Agency Debentures                                                                    (156,400)
   Agency DUSs                                                                           (21,606)
   Premium paid                                                                             (112)                 (2,447)
   Interest receivable                                                                       (86)                   (789)
Proceeds from principal payments of securities available-for-sale,                        54,348                   3,702
      not treated as collateral
Proceeds from principal payments of securities available-for-sale, treated as
      collateral                                                                          56,597                 127,946
                                                                                      ----------              ----------

Net cash provided (used) by investing activities                                          (9,436)                103,405
                                                                                      ----------              ----------

FINANCING ACTIVITIES:
Cash dividends - Preferred Securities                                                          0                       0
Cash dividends - Common Securities                                                             0                       0
                                                                                      ----------              ----------
Net cash provided (used) by financing activities                                         (57,823)                132,056
                                                                                      ----------              ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (27,424)                (14,469)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            84,013                  33,762
                                                                                      ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $   56,589              $   19,293
                                                                                      ==========              ==========

NONCASH FINANCING AND INVESTING ACTIVITIES:

Decrease in receivable arising from payment for securities,                               57,823                 132,056
pursuant to the application of SFAS #125 (Note 3)
Decrease in obligation arising from receipt of securities,
pursuant to the application of SFAS #125 (Note 3)                                        (57,823)               (132,056)

TOTAL NONCASH FINANCING AND INVESTING ACTIVITIES                                      $        0              $        0
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

COMPREHENSIVE INCOME:

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires the Company to report items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately in Total Redeemable Common Securities, Preferred Securities and Securityholders' Equity. Comprehensive income includes net income, as reported, as well as the change in unrealized gains and losses on available-for-sale securities and in the obligation arising from the receipt of securities, pursuant to the application of SFAS 125 (defined below).

CASH AND CASH EQUIVALENTS:

Cash and cash equivalents include cash and short-term deposits with original maturities of three months or less.

DIVIDENDS:

Dividends on the Series A Preferred Securities, when, as and if declared by the Company's Board of Directors, are payable, out of the Company's net income, determined without regard to capital gains or losses, semi-annually in arrears on a non-cumulative basis on the fifth day of June and December of each year, commencing June 5, 1998, at a rate per annum of 7.738% of the liquidation preference through and including December 5, 2007. Thereafter, dividends, when, as and if declared by the Company's Board of Directors, will be payable quarterly in arrears on the third Wednesday of March, June, September, and December of each year and will be calculated on a weekly basis in each quarter at a rate per annum of the liquidation preference equal to 2.8% per annum above one-week LIBOR for the week concerned as determined on the related LIBOR Determination Date.

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

DERIVATIVES USED IN ASSET MANAGEMENT ACTIVITES:

As part of its asset management activities the Company uses interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

The interest rate swaps are carried at fair value. The accrual of interest receivable or interest payable on these interest rate swaps is reported in Interest Income. Changes in the market values of these interest rate swaps, exclusive of net interest accruals, are reported in Securityholders' Equity:
Accumulated other comprehensive income.

Foreign Currency Translation

Assets denominated in foreign currencies are translated to US dollars using applicable rates of exchange. The entire change in the fair value of foreign currency denominated investment securities classified as available for sale (both the change in the market price of the security as expressed in US Dollars and the change in the exchange rate between the assets denominated in foreign currencies and the functional currency), together with the effects of hedging instruments, is reported in Accumulated other comprehensive income within Securityholders' Equity. Revenues and expenses are translated monthly at amounts which approximate weighted average exchange rates.

Accounting for Derivatives and Hedging Activities

In June of 1998, the Financial Accounting Standards Board issued "Accounting for Derivatives and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for all derivative instruments and hedging activities. SFAS 133 requires that an entity measure all hedging activities. SFAS requires that an entity measure all derivatives at fair value and recognize those derivatives as either assets or liabilities on the balance sheet. The change in the derivative's fair value is generally to be recognized in current period earnings. However, if certain conditions are met, a derivative may be specifically designated as a hedge of an exposure to changes in fair value, variability of cash flows, or certain foreign currency exposures. Based on the hedge designation, special hedge accounting rules would allow the derivative's change in value to be recognized either in current period earnings, together with the offsetting change in value of the risk being hedged, or to the extent the hedge is effective, in comprehensive income and subsequently reclassified into earnings when the hedge item affects earnings. Depending on the underlying risk management strategy, these accounting changes could affect reported earnings, assets, liabilities, and securityholders' equity. As a result, the Company will have to reconsider their risk management strategies, since the new standard will not reflect the results of many of those strategies in the same manner as current accounting practice. The Company is in the process of evaluating the potential impact of the new accounting standard. SFAS 133 is effective for all fiscal years beginning after June 15, 1999.

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

As securities within the Initial Portfolio mature or prepay, the Company will recognize the cash proceeds as a reduction in a receivable arising from payment for securities. Concurrent with the receipt of such cash proceeds, the Company will derecognize such securities and reduce the obligation. In accounting for this transaction as a secured borrowing transaction in accordance with SFAS 125, the Company has recorded a receivable of $463,820,507 which is equal to the remaining amount paid by Branch to acquire the Initial Portfolio.

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

NOTE 4--INVESTMENT SECURITIES:

The amortized cost and estimated fair value of available-for-sale securities were as follows ($ in 000's) based on management's prepayment assumptions:

                                                                     Gross           Gross
                                                  Amortized       Unrealized       Unrealized         Fair
March 31, 1999                                       Cost            Gains           Losses           Value
--------------                                       ----            -----           ------           -----
Collateralized Mortgage Obligations:
  Floating-rate REMICs                           $   160,678       $      23         $    464      $   160,237
  Fixed-rate REMICs                                   79,876             114              106           79,884
Mortgage Backed Securities:
  Agency ARMs                                        143,464               8            2,104          141,368
  Agency Hybrid ARMs                                 183,218             970              188          184,000
  Agency DUSs                                         41,531                              219           41,312
Agency Debentures                                    256,400          11,139              158          267,381
U.S. Treasury Notes                                  145,744             905               --          146,649
                                                 -----------       ---------         --------      -----------
  Total                                          $ 1,010,911       $  13,159         $  3,239      $ 1,020,831
                                                 ===========       =========         ========      ===========

                                                                     Gross           Gross
                                                  Amortized       Unrealized       Unrealized         Fair
December 31, 1998                                    Cost            Gains           Losses           Value
-----------------                                    ----            -----           ------           -----
Collateralized Mortgage Obligations:
  Floating-rate REMICs                           $   196,589       $      20         $  1,010      $   195,599
  Fixed-rate REMIC                                   100,057              --              239           99,818
Mortgage Backed Securities:
  Agency ARMs                                        171,454              28            3,183          168,299
  Agency Hybrid ARMs                                 211,759           1,081              176          212,664
Agency Debentures                                    119,981           9,303                           129,284
U.S. Treasury Notes                                  145,882          10,481               --          156,363
                                                 -----------       ---------         --------      -----------
  Total                                          $   945,722       $  20,913         $  4,608      $   962,027
                                                 ===========       =========         ========      ===========


The breakdown of the Company's available-for-sale securities by category and expected weighted average life distribution (stated in terms of amortized cost) is summarized below ($ in 000's) based on management's prepayment assumptions:

                                                              Due after 1     Due after
                                               Due in 1 year    through       5 through      Due after
March 31, 1999                                    or less       5 years       10 years       10 years         Total
--------------                                    -------       -------       --------       --------         -----
Collateralized Mortgage Obligations:
   Floating-rate REMICs                          $  11,924    $    148,754  $              $       --     $   160,678
   Fixed-rate REMICs                                33,051                      46,825                         79,876
Mortgage Backed Securities:
   Agency ARMs                                      19,405         124,059                         --         143,464
   Agency Hybrid ARMs                               99,902          73,707       4,846          4,763         183,218
   Agency DUSs                                                                  41,531                         41,531
Agency Debentures                                                              256,400                        256,400
U.S. Treasury Notes                                     --              --     145,744             --         145,744
                                                 ---------    ------------  ---------      ----------     -----------
   Total                                         $ 164,282    $    346,520  $  495,346     $    4,763     $ 1,010,911
                                                 =========    ============  ==========     ==========     ===========

                                                 Due in 1       Due after 1   Due after
                                                   year           through     5 through      Due after
December 31, 1998                                 or less       5 years       10 years       10 years         Total
-----------------                                 -------       -------       --------       --------         -----
Collateralized Mortgage Obligations:
   Floating-rate REMICs                          $  22,416      $  174,173  $        --      $     --     $   196,589
   Fixed-rate REMIC                                  5,982          47,244       46,831                       100,057
Mortgage Backed Securities:
   Agency ARMs                                      31,816         139,638                         --         171,454
   Agency Hybrid ARMs                              117,506          84,006                     10,187         211,759
   Agency Debenture                                                             119,981                       119,981
U.S. Treasury Notes                                     --              --      145,882            --         145,882
                                                 ---------      ----------  -----------      --------     -----------
   Total                                         $ 177,720      $  445,121  $   312,694      $ 10,187     $   945,722
                                                 =========      ==========  ===========      ========     ===========

Actual maturities may differ from maturities shown above due to prepayments.

The breakdown of the Company's available-for-sale securities by category and yield is summarized below:

                                                Due in 1     Due after 1     Due after
                                                  year         through       5 through      Due after
March 31, 1999                                  Or less        5 years       10 years       10 years           Total
--------------                                  -------        -------       --------       --------           -----
Collateralized Mortgage Obligations:
   Floating-rate REMICs                            4.97%          5.36%            --%            --%          5.32%
   Fixed-rate REMICs                               6.28                          6.53                          6.42
Mortgage Backed Securities:
   Agency ARMs                                     4.20           5.68                            --           5.47
   Agency Hybrid ARMs                              5.17           5.83           6.31           6.46           5.50
   Agency DUSs                                       --             --           6.16             --           6.16
Agency Debenture                                                                 3.64                          3.64
U.S. Treasury Notes                                  --             --           5.92             --           5.92
                                                   ----           ----          -----          -----           ----
   Total                                           5.27%          5.57%          5.10%          6.46%          5.60%
                                                   ====           ====          =====          =====           ====

                                                 Due in 1      Due after 1    Due after
                                                   year         through       5 through      Due after
December 31, 1998                                Or less        5 years       10 years       10 years         Total
-----------------                                -------        -------       --------       --------         -----
Collateralized Mortgage Obligations:
   Floating-rate REMICs                              5.42%         5.73%          --%           --%           5.70%
   Fixed-rate REMIC                                  5.77          2.20         6.47                          4.41
Mortgage Backed Securities:
   Agency ARMs                                       2.00          6.45                         --            5.63
   Agency Hybrid ARMs                                6.37          6.39                       8.68            6.48
Agency Debentures                                                               2.75                          2.75
U.S. Treasury Notes                                    --            --         5.80            --            5.80
                                                     ----          ----         ----          ----            ----
   Total                                             5.44%         5.71%        4.73%         8.60%           5.15%
                                                     ====          ====         ====          ====            ====


There were no sales of available-for-sale securities from December 5, 1997 (inception) to June 30, 1998.

NOTE 5--REDEEMABLE COMMON SECURITIES:

General

The Company is authorized to issue up to 150,000 Common Securities; as of March 31, 1999 and December 31, 1998, the Company had outstanding 53,011 Common Securities, all of which were held by the Branch. The Bank has agreed with the Company in the Contingent Support Agreement that, so long as any Series A Preferred Securities are outstanding, it will maintain direct or indirect ownership of 100% of the outstanding Common Securities.

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

NOTE 6--RELATED PARTY TRANSACTIONS:

The Company entered into a Services Agreement with the Branch on December 5, 1997 pursuant to which the Branch manages the securities portfolio of the Company and performs other administrative functions. Expenses incurred under such Agreement were $62,500 as of March 31, 1999. While the amount of the fee payable under the Agreement is somewhat less than the fee which would be payable in an arm's length transaction with a third party, Management does not believe that the difference is material.

French American Banking Corporation (FABC), an affiliate of BNP, serves as the dividend paying agent, registrar, and transfer agent with respect to the Series A Preferred Securities. The Company paid FABC an upfront fee of $4,000 and pays a fee of $4,000 per annum for these services.

The Company maintains a credit balance account with the Branch for clearing certain transactions.

All of the Company's officers and employees and all but one of the members of the Company's Board of Directors are officers and employees of the Branch or BNP.

NOTE 7--FAIR VALUE OF FINANCIAL INSTRUMENTS:

The fair values of securities at March 31,1999 and December 31, 1998 were obtained from independent market sources and are summarized in Note 4. The carrying values of investment securities, as shown in Note 4, and the obligation arising from the receipt of securities, pursuant to the application of SFAS 125, approximates their fair value. The fair value of the receivable arising from payment for securities, pursuant to the application of SFAS 125, approximates the aggregate carrying value of the investment securities treated as collateral including accrued interest, which at March 31, 1999 and December 31, 1998 was $463,732,875 and $ 529,905,305 respectively.

The carrying value of cash and cash equivalents, accounts receivable, accrued interest receivable, accrued expenses, and accounts payable approximates fair value.

The fair value of the interest rate swaps described in Note 8 below at March 31, 1999 and December 31,1998 was ($9,348,408) and $1,243,783, respectively.

NOTE 8-DERIVATIVE ACTIVITY

In order to modify the interest rate and foreign exchange characteristics of a portion of its assets, the Company engaged in derivative activities by entering into interest rate swaps. The assets to which the swaps relate consist of foreign currency denominated debt instruments and U.S. dollar denominated debt instruments with fixed rate interest payments. The Company entered into swaps primarily based on LIBOR, in order to convert fixed rate foreign currency denominated interest payments on such assets into variable rate U.S. dollar payments.

At March 31, 1999 and December 31, 1998, the Company had outstanding interest rate swap agreements with a notional principal amount of $271,624,816 and $120,000,000, respectively.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion pertains to the three-month period ended March 31, 1999 (the "1999 Period") and the three-month period ended March 31, 1998 (the "1998 Period").

General

The Company was formed on October 14, 1997 and commenced operations on December 5, 1997 by the sale to qualified institutional buyers of 50,000 noncumulative, preferred securities, Series A (the "Series A Preferred Securities") and the sale to New York Branch of Banque Nationale de Paris (the "Branch") of 53,011 common securities, $10,000 par value per share (the "Common Securities"). Together, such sales raised net capital of $1,030,115,873, which the Company used to purchase a portfolio of securities (the "Portfolio") from the Branch.

The Company's sole business is to acquire, hold and manage debt instruments, largely consisting of mortgage obligations, which generate net income for distribution to securityholders. The Company's sole source of income is interest generated by the securities in the Portfolio.

Results of Operations

During the 1999 Period and 1998 Period, the Company had revenues of $13,777,558 and $12,897,366, respectively. This amount consisted entirely of interest income. Interest on the securities in the Portfolio amounted to $12,848,953 and 12,518,074, representing an aggregate average yield of 5.60% and 5.08%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows:

                                                        1999 Period                             1998 Period
                                                        -----------                             -----------
Floating-rate REMICs.....................          $2,313,785     5.32%                     $3,797,043   5.79%
Fixed-rate REMICs........................          $1,351,515     6.42%                       $756,103   6.45%
Agency ARMs..............................          $2,157,244     5.47%                     $2,826,433   3.37%
Agency Hybrid ARMs.......................          $2,560,328     5.50%                     $3,046,386   6.28%
Agency DUSs .............................            $138,296     6.16%
Agency Debentures........................          $2,187,284     3.64%
U.S. Treasury Notes......................          $2,140,501     5.92%                     $2,092,109   5.79%

The average book value of the Portfolio during the 1999 Period and the 1998 Period was $930,959,304 and $984,811,170, respectively. This reflects the following prepayments and reinvestments:

Prepayments                                             1999 Period                       1998 Period
-----------                                             -----------                       -----------
Floating-Rate REMICs.....................                $37,180,031                      $34,717,384
Fix-rate REMICs..........................                $20,241,924
Agency ARMs..............................                $25,640,512                      $80,011,697
Agency Hybrid ARMs.......................                $27,826,665                      $16,918,979
Agency DUSs .............................                    $56,645

Reinvestments                                           1999 Period                      1998 Period
-------------                                           -----------                      -----------
Floating-rate REMICs.....................                                                $43,837,172
Agency ARMs..............................                                                $29,467,210
Agency Hybrid ARMs.......................                                                $86,206,271
Agency DUSs .............................                 $21,605,521
Agency Debentures........................                $156,400,000

The Company also recorded interest income from the short-term investment for the 1999 Period and 1998 Period of $928,605 and $379,290, respectively. These amounts are attributable to (i) interest payments on securities in the Portfolio and (ii) prepayments of principal pending their reinvestment.

The increase in the aggregate yield on the securities in the Portfolio to 5.60% for the 1999 Period from 5.08% for the 1998 Period was due primarily to prevailing market conditions resulting in an increasing interest rate environment in the United States.

As of March 31, 1999, approximately 60.11% of the Portfolio consisted of collateralized mortgage obligations (Floating-rate REMICS and Fixed-rate REMICS) and mortgage-backed securities (Agency ARMs, Agency Hybrid ARMS and Agency
DUSs), approximately 14.40% consisted of U.S. Treasury Notes and approximately 25.49% consisted of Agency Debentures. Floating-rate securities accounted for approximately 48.21% of the portfolio of collateralized mortgage obligations and mortgage-backed securities. In addition, the Agency Debentures and the Agency DUSs are hedged so that the fixed rate payments received are converted into floating rates. This accounted for approximately 29.40% of the portfolio.

The aggregate market value of the securities in the Portfolio as of March 31, 1999 was higher than the book value by approximately .98%, due to a net decrease in interest rates from the time of their original purchase. These securities are classified as available for sale and unrealized net gain is recorded in Accumulated other comprehensive income.

Operating expenses for the 1999 Period and the 1998 Period totaled $ 112,225 and $51,548, respectively. Operating expenses consisted of accrued audit fees and an accrued portion of the fees of Citibank as Trustee and of the Branch under the Services Agreement.

The Company's net income in the 1999 Period was $13,665,333 and for the 1998 Period it was $12,845,817. The Company has neither declared nor paid dividends during 1999.

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

As the securities in the Initial Portfolio are paid, the receivable will be deemed to be realized and the obligation will be reduced, each by an amount corresponding to the amount of the payments received. At March 31, 1999 and December 31, 1998, respectively, the receivable arising from payment for securities amounted to $463,820,507 and $521,643,688 and the obligation arising from the receipt of securities amounted to $463,732,875 and $529,905,305. (The difference between the amounts of the receivable and the obligation result from a requirement to mark the obligation to market in parallel with the related securities). The decrease in the amount of such receivable and such obligation between the two dates reflects the prepayment of securities in the Initial Portfolio. The Company recognized the cash proceeds of such prepayments as a reduction in the receivable and concurrently reduced the associated obligation. Such decreases in the receivable and the obligation did not affect the Company's results of operations or cash flow. Such transactions are accounted for as a purchase under SFAS 125.

Year 2000 Issue

The Year 2000 issue is the result of legacy computer programs that were designed using coding that defined the applicable year with two digits rather than four. Such coding may prevent many of these programs from distinguishing the year 2000 from 1900. This "Year 2000 Issue" may affect computer systems that include, but are not limited to, those imbedded in business data processing systems, management and planning systems and communications systems. Systems that do not properly recognize dates on or after January 1, 2000 could generate erroneous data or fail. The Company uses the Branch's hardware and software for all of its operations. Failure to be Year 2000 compliant could result in major disruptions of the operation of the Branch and thus the Company.

The Branch has implemented a comprehensive Year 2000 response program to modify or replace the affected systems within its own operations and to assist third parties who maintain material relationships with the Branch with their Year 2000 initiatives.

In May of 1997, the Branch established a committee to: assess the Year 2000 impact; develop an action plan; develop a Year 2000 contingency plan; and monitor the Branch's progress toward its Year 2000 compliance. The Branch's action plan addresses compliance of information technology and non-information technology systems as well as customer preparedness. Since May 1997, the planning, assessment, renovation and level 1 system testing phases have been completed. The application testing phase is substantially completed and full completion is expected by June 30, 1999. The Branch is closely monitoring the Year 2000 compliance of its significant vendors, facility operators, custodial banks, fiduciary agents and customers to determine the extent to which the Branch is vulnerable to failure by those third parties and to remediate their own year 2000 issues. The Branch has contacted all significant external vendors in an effort to confirm their readiness for the Year 2000 and is in the process of testing their Year 2000 compliance.

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

The Branch presently believes that the activities that it is undertaking in the Year 2000 project should satisfactorily resolve Year 2000 compliance exposures within its own systems. The Branch has completed the reprogramming and replacement phases of the project. No Information Technology projects have been deferred to after the Year 2000. However, if such modifications and conversions are not operationally effective on a timely basis, the Year 2000 issue could have a material impact on the operations of the Branch, and thus on the Company. Furthermore, there can be no assurance that the systems of other companies on which the Branch's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Branch systems, would not have a material adverse effect on the Branch or hence on the Company.

The Branch has developed well-defined business continuity plans in an effort to mitigate unforeseen risks. The Branch believes that these action plans significantly reduce the risk of a Year 2000 issue that is serious enough to cause a business disruption. With regard to Year 2000 compliance of other external entities, the Branch is monitoring developments closely.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments. The Company's sole liquidity needs are to acquire reinvestment securities as original securities repay or prepay and to pay dividends on the Series A Preferred Securities. The acquisition of reinvestment securities is funded with the proceeds of principal repayments or prepayments on original securities, and the payments of dividends on the Series A Preferred Securities are funded through interest income from the securities in the Portfolio. Given the limited scope of its activities (acquiring and holding eligible securities to fund the payment of dividends on the Series A Preferred Securities and the Common Securities), and the fact that the Company is prohibited from incurring indebtedness, the Company believes that its liquidity and capital resources will be sufficient to meet its liquidity requirements in the short and long term.

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Sensitivity

The Company's principal market risk exposure is to changes in interest rates. This exposure arises from its investments in collateralized mortgage obligations, mortgage-backed securities, agency debentures, U.S. Treasury Notes and certain derivative instruments used by the Company to modify interest rate exposures.

The outstanding principal amount and estimated fair value as of March 31, 1999, by each category of investment is depicted in Footnote 4 of the Financial Statements contained in Item 1 herein.

Interest Rate Risk

The Company's income consists primarily of interest payments on collateralized mortgage obligations, mortgage-backed securities, agency debentures and U.S. Treasury Notes. Currently, the Company uses derivative products to manage a portion of its interest rate risk.

Due to a moderate increase in market interest rates, as occurred throughout 1999 Period, the Company experienced a stabilization in interest income on its collateralized mortgage obligations, and its mortgage-backed securities. The increase in interest income resulted from upward adjustments of the indices upon which the interest rates on floating-rate mortgage loans are based.

The Company is a party to seven interest rate swaps with BNP. In all of these swaps the Company pays a fixed coupon and receives floating rate payments on the notional balances as set out below:

(000 omitted)

  FAIR VALUE AT    NOTIONAL              VALUE               MATURITY           FIXED             RECEIVE
 MARCH 31, 1999    BALANCE               DATE                  DATE             RATE               RATE
 --------------    -------               ----                  ----             ----               ----
33                 $42,000          November 25, 1998      March 26, 2008      JPY 1.75      US Three Month Libor
                                                                                             plus Six Basis Points
(2,211)            $58,000          November 25, 1998      October 9, 2007     JPY 2.125     US Three Month Libor
                                                                                             plus Six Basis Points
(690)              $20,000          November 25, 1998      August 25, 2008     US 6.15       US One Month Libor
                                                                                             plus Five Basis
                                                                                             Points
(37)               $21,625          February 25, 1999      February 25, 2009   US 5.93       US One Month Libor
                                                                                             Plus Three Basis
                                                                                             Points
(2,832)            $50,000          February 12, 1999      March 5, 2007       US 6.68       US One Month Libor
                                                                                             minus Two Basis
                                                                                             Points
(3,230)            $50,000          February 11, 1999      March 14, 2007      US 6.80       US One Month Libor
                                                                                             minus Two Basis
                                                                                             Points
(381)              $30,000          March 30, 1999         October 9, 2007     JPY 1.75      US Three Month Libor
                                                                                             plus Six Basis Points

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

The breakdown of the Company's available-for-sale securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below ($ in 000's) based on management's prepayment assumptions:

                                                 Due        Due        Due        Due after    Due      2004 and
                                                after      after      after        after      after      there
                                                 1999       2000       2001        2002       2003       after       Total
                                                 ----       ----       ----        ----       ----       -----       -----
March 31, 1999
Fixed Rate Instruments....................
Fixed-rate REMICs.........................       33,051                                                 46,825        79,876
Agency DUSs ..............................                                                              41,531        41,531
Agency Debentures.........................                                                             256,400       256,400
U.S. Treasury Notes.......................                                                             145,744       145,744
                                                                                                       -------     ---------
Total Fixed Rate Instruments..............       33,051                                                490,500       523,551
                                                 ------                                                -------     ---------
Floating-rate Instruments.................
Floating-rate REMICs......................       11,925     38,325     59,323     32,065     19,040                  160,678
Agency ARMs...............................       19,405     63,957     46,230      1,060     12,812                  143,464
Agency Hybrid ARMs........................       99,902     40,478     19,970     13,260                 9,608       183,218
                                                -------    -------    -------     ------               -------     ---------
Total Floating Rate Instruments...........      131,232    142,760    125,523     46,385     31,852      9,608       487,360
                                                -------    -------    -------     ------     ------    -------     ---------
Total.....................................      164,283    142,760    125,523     46,385     31,852    500,108     1,010,911
                                                =======    =======    =======     ======     ======    =======     =========

Actual maturities may differ from maturities shown above due to prepayments.

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

                                        BNP U.S. FUNDING L.L.C.
                                        -----------------------
                                                       Registrant


Date:  May 14, 1999                     By  /s/ Eric Deudon
                                                -----------

                                                       Eric Deudon
                                                       President and Director


Date:  May 14, 1999                     By  /s/ Lisa Hermann
                                                ------------

                                                       Lisa Hermann
                                                       Treasurer