Form 10-Q
period 1999-06-30
BNP US FUNDING LLC
filed 1999-08-16
CIK 1054659

Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report under Section 13 or 15 (d)
                     Of The Securities Exchange Act of 1934


For the Quarter Ended: June 30, 1999          Commission File Number: 000-23745
--------------------------------------------------------------------------------

                             BNP U.S. FUNDING L.L.C.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    13-3972207
--------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or organization)


                       499 Park Avenue, New York, New York
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                      10022
--------------------------------------------------------------------------------
                                   (Zip Code)

                                 (212) 449-9600.
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes [ x ]         No [   ]


        Common Stock, $10,000 Par Value              53,011
--------------------------------------------------------------------------------
Number of shares outstanding of each of the issuer's classes of common stock on June 30, 1999

                            Form 10-Q Index

Part I                                                                                                    Page
Item 1.        Financial Statements - BNP U.S. FUNDING L.L.C.:
               Balance Sheet at June 30, 1999 and December 31, 1998                                       3
               Statement of Income for the quarters ended June 30, 1999 and June 30, 1998                 4
               Statement of Income for the Six Months ended June 30, 1999 and June 30, 1998               4
               Statement of Comprehensive Income for the quarters ended June 30, 1999 and June 30, 1998   5
               Statement of Comprehensive Income for the Six months ended June 30, 1999 and June 30,      5
               1998
               Statement of Changes in Securityholders' Equity for the quarters ended June 30, 1999 and   6
               June 30, 1998
               Statement of Cash Flows for the six month period ended June 30, 1999 and June 30, 1998     7
               Notes to Financial Statements                                                              8
Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operation       16
Item 3.        Quantitative and Qualitative Disclosures about Market Risk                                 20

Part II
Item 1.        Legal Proceedings                                                                          23
Item 2.        Changes in Securities and Use of the Proceeds                                              23
Item 3         Defaults Upon Senior Securities                                                            23
Item 4.        Submission of Matters to a Vote of Security Holders                                        23
Item 5         Other Information                                                                          23
Item 6         Exhibits and Current Reports on Form 8-K                                                   23

Part I  Item 1.

                             BNP U.S. FUNDING L.L.C.
                                  BALANCE SHEET

                      (in thousands, except per share data)

                                                                 June 30, 1999             December 31, 1998
                                                            ------------------------  ----------------------------
                                                                  (unaudited)                  (audited)
ASSETS:
Cash and cash equivalents                                         $    39,634                  $    84,013
Investment securities (Notes 3 and 4)
Available-for-sale, at fair value                                     997,499                      962,027
Receivable arising from payment for securities,
pursuant to the application of SFAS 125 (Note 3)                      404,626                      521,644
Accounts Receivable                                                    20,945                          458
Other Assets                                                            3,555                        1,244
Accrued interest receivable                                             6,357                        4,784
                                                                  -----------                  -----------
TOTAL ASSETS                                                      $ 1,472,616                  $ 1,574,170
                                                                  ===========                  ===========
LIABILITIES:
Obligation arising from the receipt of securities,
pursuant to the application of SFAS 125 (Note 3)                  $   401,873                  $   529,905
Accrued Interest Payable                                                  437
Accounts Payable                                                       35,197
Accrued expenses                                                           90                          114
                                                                  -----------                  -----------
TOTAL LIABILITIES                                                     437,597                      530,019
                                                                  -----------                  -----------

Redeemable common securities, par value and redeemable
value $10,000 per security; 150,000  securities
authorized,
53,011 securities issued and outstanding (Note 5)                     530,110                      530,110

Preferred securities, liquidation preference $10,000 per
security; 150,000 securities authorized, 50,000
securities issued and outstanding                                     500,000                      500,000

Additional paid in capital                                                  6                            6

Accumulated other comprehensive income                                    110                        9,285

Retained earnings                                                       4,793                        4,750
                                                                  -----------                  -----------

TOTAL REDEEMABLE COMMON SECURITIES,
PREFERRED SECURITIES AND
SECURITYHOLDERS' EQUITY                                             1,035,019                    1,044,151
                                                                  -----------                  -----------

TOTAL LIABILITIES AND TOTAL REDEEMABLE COMMON SECURITIES,
PREFERRED SECURITIES AND SECURITYHOLDERS' EQUITY                  $ 1,472,616                  $ 1,574,170
                                                                   ==========                  ===========

The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.
                               STATEMENT OF INCOME

                      (in thousands, except per share data)

                                                                   Three-month period ended      Three-month period
                                                                         June 30, 1999          ended June 30, 1998
                                                                   -------------------------  ------------------------
                                                                          (unaudited)               (unaudited)
INTEREST INCOME:
Collateralized Mortgage Obligations:
         Floating-rate REMICs                                            $    1,903                       $3,828
         Fixed-rate REMICs                                                    1,154                          761
Mortgage Backed Securities:
         Agency ARMs                                                          1,875                        2,171
         Agency Hybrid ARMs                                                   2,490                        3,231
         Agency DUSs                                                          1,217
Agency Debentures                                                             2,834
Treasury Notes                                                                2,138                        2,045
Interest on Deposits                                                            699                          434
                                                                         ----------                      -------
Total                                                                        14,310                       12,470
                                                                         ----------                      -------
NONINTEREST EXPENSE:
Realized Loss on Treasury Notes                                                  17

Fees and expenses                                                               117                           65
                                                                         ----------                      -------
Total non-interest expense                                                      134                           65
                                                                         ----------                      -------
NET INCOME APPLICABLE TO PREFERRED AND REDEEMABLE COMMON
SECURITIES                                                               $   14,176                      $12,405
                                                                         ==========                      =======
NET INCOME PER REDEEMABLE COMMON SECURITY                                $  (97.51)                     $(130.92)
                                                                         ==========                     =========

                                                                    Six-month period ended     Six-month period ended
                                                                         June 30, 1999             June 30, 1998
                                                                   -------------------------  ------------------------
                                                                          (unaudited)               (unaudited)
INTEREST INCOME:
Collateralized Mortgage Obligations:
         Floating-rate REMICs                                            $    4,217                       $7,625
         Fixed-rate REMICs                                                    2,505                        1,517
Mortgage Backed Securities:
         Agency ARMs                                                          4,032                        4,997
         Agency Hybrid ARMs                                                   5,051                        6,277
         Agency DUSs                                                          1,355
Agency Debentures                                                             5,021
Treasury Notes                                                                4,278                        4,139
Interest on Deposits                                                          1,628                          813
                                                                         ----------                      -------
Total                                                                        28,087                       25,368
                                                                         ----------                      -------
NONINTEREST EXPENSE:
Realized loss on Treasury Notes                                                  17
Fees and expenses                                                               229                          117
                                                                         ----------                      -------

Total non-interest expense                                                      246                          117
                                                                         ----------                      -------
NET INCOME APPLICABLE TO PREFERRED AND REDEEMABLE COMMON
SECURITIES                                                               $   27,841                      $25,251
                                                                         ==========                      =======
NET INCOME PER REDEEMABLE COMMON SECURITY                                $  160.28                       $111.41
                                                                         =========                       =======

The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.

                        STATEMENT OF COMPREHENSIVE INCOME

                                 (in thousands)

                                                                         Three-month period      Three-month period
                                                                         ended June 30, 1999    ended June 30, 1998
                                                                        ---------------------  ----------------------
                                                                             (unaudited)            (unaudited)
NET INCOME                                                                  $    14,176             $   12,405

OTHER COMPREHENSIVE INCOME:
     Net change in unrealized gain (loss) in fair value of
       securities available-for-sale treated as collateral (Note
       3)                                                                        (2,665)                 1,994
      Net change in unrealized loss (gain) in fair value of
         obligation arising from the receipt of securities
         pursuant to the application of SFAS 125 (Note 3)                         2,665                 (1,994)
      Net change in unrealized gain (loss) in fair value of
         securities available-for-sale not  treated as
         collateral (Note 3)                                                       (547)                  (502)
                                                                            ------------            -----------
      OTHER COMPREHENSIVE INCOME                                                   (547)                  (502)
                                                                            ------------            -----------
COMPREHENSIVE INCOME                                                        $    13,629             $   11,903
                                                                            ===========             ==========

                                                                          Six-month period        Six-month period
                                                                         ended June 30, 1999    ended June 30, 1998
                                                                        ---------------------  ----------------------
                                                                             (unaudited)            (unaudited)
NET INCOME                                                                  $    27,481             $   25,251

OTHER COMPREHENSIVE INCOME:
     Net change in unrealized gain (loss) in fair value of
       securities available-for-sale treated as collateral (Note
       3)                                                                       (11,014)                 1,397
      Net change in unrealized  loss  (gain) in fair value
         of obligation arising from the receipt of
         securities pursuant to the application of SFAS 125
         (Note 3)                                                                11,014                 (1,397)
      Net change in unrealized gain (loss) in fair value of
         securities available-for-sale not  treated as
         collateral (Note 3)                                                     (9,175)                  (673)
                                                                            ------------            -----------
      OTHER COMPREHENSIVE INCOME                                                 (9,175)                  (673)
                                                                            ------------            -----------
COMPREHENSIVE INCOME                                                        $    18,306             $   24,578
                                                                            ===========             ==========

The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.

               STATEMENT OF CHANGES IN REDEEMABLE COMMON SECURITIES,
                PREFERRED SECURITIES AND SECURITYHOLDERS' EQUITY

                                 (in thousands)

                                                                                                                   TOTAL REDEEMABLE
                                                                                                                  COMMON SECURITIES,
                                                                                   ACCUMULATED                         PREFERRED
                                REDEEMABLE                        ADDITIONAL          OTHER                         SECURITIES AND
                                  COMMON          PREFERRED        PAID IN        COMPREHENSIVE      RETAINED      SECURITYHOLDERS'
                                SECURITIES       SECURITIES        CAPITAL           INCOME          EARNINGS           EQUITY
                                ----------       ----------        -------           ------          --------           ------
Balance at December 31,      ----------------  ---------------  --------------  -----------------  ------------  -------------------
1997 (audited)                $   530,110       $   500,000       $       6               ---       $   4,142      $    1,034,258
                             ----------------  ---------------  --------------  -----------------  ------------  -------------------


Net income                             --                --              --                --          25,251              25,251

Other comprehensive income             --                --              --              (673)             --                (673)

Dividends Paid - Preferred             --                --               --              --          (19,345)            (19,345)
Securities

Dividends Paid - Common                --                --               --              --           (5,347)             (5,347)
Securities

Balance at June 30, 1998     ----------------  ---------------  --------------  -----------------  ------------  -------------------
(unaudited)                       530,110           500,000               6              (673)          4,701           1,034,144
                             ----------------  ---------------  --------------  -----------------  ------------  -------------------
Net income                             --                --              --                            28,181              28,181

Other comprehensive income             --                --              --             9,958                               9,958

Dividends Paid - Preferred                                                                            (19,345)            (19,345)
Securities

Dividends Paid - Common                                                                                (8,787)             (8,787)
Securities

Balance at December 31,     ----------------  ---------------  --------------  -----------------  ------------  --------------------
1998  (audited)                   530,110           500,000               6             9,285           4,750           1,044,151
                            ----------------  ---------------  --------------  -----------------  ------------  --------------------
Net income                                                                                               27,841       27,842

Other comprehensive income                                                            (9,175)                         (9,175)

Dividends Paid - Preferred                                                                              (19,345)     (19,345)
Securities

Dividends Paid - Common                                                                                  (8,453)      (8,454)
Securities

Balance at June 30, 1999     ----------------  ---------------  --------------  -----------------  ------------  -------------------
(unaudited)                   $   530,110       $   500,000       $       6      $        110       $   4,793      $    1,035,019
                             ----------------  ---------------  --------------  -----------------  ------------  -------------------

The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.

                             STATEMENT OF CASH FLOWS

                                 (in thousands)

                                                                                       Six-month period      Six-month period
                                                                                     ended June 30, 1999    ended June 30, 1998
                                                                                     --------------------  ---------------------
                                                                                         (unaudited)            (unaudited)
OPERATING ACTIVITIES:
Net income                                                                                 $   27,841            $   25,251

Adjustments to reconcile net income to cash provided from operating activities:
   Premium amortization                                                                         2,465                 7,158
   Net change in interest receivable                                                           (1,573)                  937
   Net Change in accrued interest payable                                                         437
   Net Change in accounts receivable                                                          (20,487)
   Net change in accrued expenses                                                                 (24)                  (37)
   Net change in accounts payable                                                              35,197
   Net change in due to affiliates                                                                  0                   (12)
                                                                                           ----------            -----------
Net cash provided from operating activities                                                    43,856                33,297
                                                                                           ----------            ----------
INVESTING ACTIVITIES:
Purchase of investment securities:
   Floating-rate REMICs                                                                                            (118,423)
   Fix rate REMICs                                                                                                   (5,420)
   Agency ARMs                                                                                                      (40,874)
   Agency Hybrid ARMs                                                                                              (128,511)
   Agency Debentures                                                                         (175,494)
   Agency DUSs                                                                                (87,774)
   Premium paid                                                                                  (112)               (2,700)
   Interest receivable                                                                             93                (1,352)
   Sale of Treasury Note                                                                       20,945
Proceeds from principal payments of securities available-for-sale,
   not treated as collateral                                                                   87,637                23,124
Proceeds from principal payments of securities available-for-sale,
   treated as collateral                                                                       94,268               265,348
                                                                                           ----------            ----------
Net cash provided (used) by investing activities                                              (60,437)               (8,808)
                                                                                           -----------           -----------
FINANCING ACTIVITIES:
Cash dividends - Preferred Securities                                                         (19,345)              (19,345)
Cash dividends - Common Securities                                                             (8,453)               (5,347)
                                                                                           -----------           -----------
Net cash provided (used) by financing activities                                              (27,798)              (24,692)
                                                                                           -----------           -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          (44,379)                 (203)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 84,013                33,762
                                                                                           ----------            ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       39,634                33,559
                                                                                           ==========            ==========
NONCASH FINANCING AND INVESTING ACTIVITIES:
Decrease in receivable arising from payment for securities,
   pursuant to the application of SFAS #125 (Note 3)                                          117,018               273,052
Decrease in obligation arising from receipt of securities,
   pursuant to the application of SFAS #125 (Note 3)                                         (117,018)             (273,052)
                                                                                           -----------           -----------

TOTAL NONCASH FINANCING AND INVESTING ACTIVITIES                                           $        0            $        0
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

The Company was initially capitalized on October 14, 1997 with the issuance to the Branch of one share of the Company's redeemable common securities, $10,000 par value (the "Common Securities"). On December 5, 1997 (inception), the Company commenced operations concurrent with the issuance of 50,000 noncumulative preferred securities, Series A, liquidation preference $10,000 per security, (the "Series A Preferred Securities") to qualified institutional buyers, and the issuance of 53,011 Common Securities to the Branch. These issuances raised in the aggregate $1,030,115,873 of net capital (including $5,873 of additional paid in capital). This entire amount was used to acquire from the Branch a portfolio of debt securities (including accrued interest) at their fair values (the "Initial Portfolio").

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

To date, the Company has declared and paid dividends as follows:

Security                               Amount              Date Paid
--------                               ------              ---------
Series A Preferred Securities       $19,345,000        June 5, 1998
                                    $19,345,000        December 5, 1998
                                    $19,345,000        June 5, 1999
Common Securities                    $5,347,365        June 22, 1998
                                     $8,787,127        December 15, 1998
                                     $8,454,284        June 15, 1999

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

ACCOUNTING for DERIVATIVES and HEDGING ACTIVITIES

In June of 1998, the Financial Accounting Standards Board issued "Accounting for Derivatives and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for all derivative instruments and hedging activities. SFAS 133 requires that an entity measure all hedging activities. SFAS requires that an entity measure all derivatives at fair value and recognize those derivatives as either assets or liabilities on the balance sheet. The change in the derivative's fair value is generally to be recognized in current period earnings. However, if certain conditions are met, a derivative may be specifically designated as a hedge of an exposure to changes in fair value, variability of cash flows, or certain foreign currency exposures. Based on the hedge designation, special hedge accounting rules would allow the derivative's change in value to be recognized either in current period earnings, together with the offsetting change in value of the risk being hedged, or to the extent the hedge is effective, in comprehensive income and subsequently reclassified into earnings when the hedge item affects earnings. Depending on the underlying risk management strategy, these accounting changes could affect reported earnings, assets, liabilities, and securityholders' equity. As a result, the Company will have to reconsider their risk management strategies, since the new standard will not reflect the results of many of those strategies in the same manner as current accounting practice. The Company is in the process of evaluating the potential impact of the new accounting standard. The original effective date for the implementation of SFAS 133 was amended by the issuance of SFAS 137, entitled "Accounting for Derivatives and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133". Thus, SFAS 133 is effective for all fiscal quarters beginning after June 15, 2000.

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

As securities within the Initial Portfolio mature or prepay, the Company will recognize the cash proceeds as a reduction in a receivable arising from payment for securities. Concurrent with the receipt of such cash proceeds, the Company will derecognize such securities and reduce the obligation. In accounting for this transaction as a secured borrowing transaction in accordance with SFAS 125, the Company has recorded a receivable of $404,626,002 which is equal to the remaining amount paid by Branch to acquire the Initial Portfolio.

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

NOTE 4--INVESTMENT SECURITIES:

The amortized cost and estimated fair value of available-for-sale securities were as follows ($ in 000's) based on management's prepayment assumptions:

                                                                     Gross           Gross
                                                  Amortized       Unrealized       Unrealized         Fair
June 30, 1999                                        Cost            Gains           Losses           Value
-------------                                        ----            -----           ------           -----
Collateralized Mortgage Obligations:
  Floating-rate REMICs                           $   137,344       $     114         $    414      $   137,044
  Fixed-rate REMICs                                   70,352              --            1,326           69,026
Mortgage Backed Securities:
  Agency ARMs                                        125,342              85            1,178          124,249
  Agency Hybrid ARMs                                 163,141             340              577          162,904
  Agency DUSs                                        107,100              --            3,622          103,478
Agency Debentures                                    275,494           1,874            1,069          276,299
U.S. Treasury Notes                                  124,905                              406          124,499
                                                 -----------       ---------         --------      -----------
  Total                                           $1,003,678       $   2,413         $  8,592      $   997,499
                                                  ==========       =========         ========      ===========

                                                                     Gross           Gross
                                                  Amortized       Unrealized       Unrealized         Fair
December 31, 1998                                    Cost            Gains           Losses           Value
-----------------                                    ----            -----           ------           -----
Collateralized Mortgage Obligations:
  Floating-rate REMICs                           $   196,589       $      20         $  1,010      $   195,599
  Fixed-rate REMIC                                   100,057              --              239           99,818
Mortgage Backed Securities:
  Agency ARMs                                        171,454              28            3,183          168,299
  Agency Hybrid ARMs                                 211,759           1,081              176          212,664
Agency Debentures                                    119,981           9,303               --          129,284
U.S. Treasury Notes                                  145,882          10,481               --          156,363
                                                 -----------       ---------         --------      -----------
  Total                                          $   945,722       $  20,913         $  4,608      $   962,027
                                                ============       =========         ========      ===========

The breakdown of the Company's available-for-sale securities by category and expected weighted average life distribution (stated in terms of amortized cost) is summarized below ($ in 000's) based on management's prepayment assumptions:

                                                              Due after 1     Due after
                                               Due in 1 year    through       5 through      Due after
June 30, 1999                                     or less       5 years       10 years       10 years         Total
-------------                                     -------       -------       --------       --------         -----
Collateralized Mortgage Obligations:
   Floating-rate REMICs                          $   2,805      $  101,566    $ 32,973     $--             $  137,344
   Fixed-rate REMICs                                                23,527      46,825             --          70,352
Mortgage Backed Securities:
   Agency ARMs                                       7,657         116,632       1,051             --         125,340
   Agency Hybrid ARMs                               90,886          72,257                                    163,143
   Agency DUSs                                          --              --     107,100             --         107,100
Agency Debentures                                       --              --     275,494             --         275,494
U.S. Treasury Notes                                     --              --    124,905              --         124,905
                                                 ---------    ------------  ---------      ----------     -----------
   Total                                         $ 101,348      $  313,982    $588,348     $--            $ 1,003,678
                                                 =========    ============  ==========     ===            ===========

                                                   Due in     Due after 1     Due after
                                                   1 Year       through       5 through      Due after
December 31, 1998                                 or less       5 years       10 years       10 years         Total
-----------------                                 -------       -------       --------       --------         -----
Collateralized Mortgage Obligations:

   Floating-rate REMICs                         $   22,416      $  174,173  $        --      $     --     $   196,589
   Fixed-rate REMIC                                  5,982          47,244       46,831            --         100,057
Mortgage Backed Securities:
   Agency ARMs                                      31,816         139,638           --            --         171,454
   Agency Hybrid ARMs                              117,506          84,066           --        10,187         211,759
   Agency Debenture                                     --              --      119,981            --         119,981
U.S. Treasury Notes                                     --              --      145,882            --         145,882
                                                ----------      ----------  -----------      --------     -----------
   Total                                        $  177,720      $  445,121  $   312,694      $ 10,187      $  945,722
                                                ==========      ==========  ===========    --========     ===========

Actual maturities may differ from maturities shown above due to prepayments.

The breakdown of the Company's available-for-sale securities by category and yield is summarized below:

                                                 Due in      Due after 1     Due after
                                                 1 Year        through       5 through      Due after
June 30, 1999                                    of less       5 years       10 years       10 years         Total
-------------                                    -------       -------       --------       --------         -----
Collateralized Mortgage Obligations:

   Floating-rate REMICs                           6.49%           5.25%          5.81%          --%             5.40%
   Fixed-rate REMICs                                              6.79           6.45                           6.58
Mortgage Backed Securities:
   Agency ARMs                                    5.87            5.90           6.52           --              5.91
   Agency Hybrid ARMs                             6.19            6.22                                          6.20
   Agency DUSs                                     --              --            6.16           --              6.16
Agency Debenture                                                                 3.64           --              3.64
U.S. Treasury Notes                                --              --            5.92           --              5.92
                                                  ----           -------         -----          --              ----
   Total                                          6.17           5.83            5.14%          --%             5.54%
                                                  ====           =======         =====          ===             =====

                                                  Due in      Due after 1     Due after
                                                  1 Year        through       5 through      Due after
December 31, 1998                                 or less       5 years       10 years       10 years         Total
Collateralized Mortgage Obligations:
   Floating-rate REMICs                             5.42%           5.73%           --%          --%             5.70%
   Fixed-rate REMIC                                 5.77            2.20          6.47           --              4.41
Mortgage Backed Securities:
   Agency ARMs                                      2.00            6.45          --             --              5.63
   Agency Hybrid ARMs                               6.37            6.39          --             8.68            6.48
Agency Debentures                                    --             --            2.75           --              2.75
U.S. Treasury Notes                                  --             --            5.80           --              5.80
                                                    ----            -----         -----          -----           ----

   Total                                            5.44%           5.71%         4.73%          8.68%           5.15%
                                                    =====           =====         =====          =====           =====

For the period, December 5, 1997 (inception) to June 30, 1999, the Company sold a $20 million Treasury Note.

NOTE 5--REDEEMABLE COMMON SECURITIES:

General

The Company is authorized to issue up to 150,000 Common Securities; as of June 30, 1999 and December 31, 1998, the Company had outstanding 53,011 Common Securities, all of which were held by the Branch. The Bank has agreed with the Company in the Contingent Support Agreement that, so long as any Series A Preferred Securities are outstanding, it will maintain direct or indirect ownership of 100% of the outstanding Common Securities.

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

NOTE 6--RELATED PARTY TRANSACTIONS:

The Company entered into a Services Agreement with the Branch on December 5, 1997 pursuant to which the Branch manages the securities portfolio of the Company and performs other administrative functions. Expenses incurred under such Agreement were $125,000 as of June 30, 1999. While the amount of the fee payable under the Agreement is somewhat less than the fee which would be payable in an arm's length transaction with a third party, Management does not believe that the difference is material.

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

NOTE 7--FAIR VALUE OF FINANCIAL INSTRUMENTS:

The fair values of securities at June 30,1999 and December 31, 1998 were obtained from independent market sources and are summarized in Note 4. The carrying values of investment securities, as shown in Note 4, and the obligation arising from the receipt of securities, pursuant to the application of SFAS 125, approximates their fair value. The fair value of the receivable arising from payment for securities, pursuant to the application of SFAS 125, approximates the aggregate carrying value of the investment securities treated as collateral including accrued interest, which at June 30, 1999 and December 31, 1998 was $401,873,759 and $529,905,305 respectively.

The carrying value of cash and cash equivalents, accounts receivable, accrued interest receivable, accrued expenses, and accounts payable approximates fair value.

The fair value of the interest rate swaps described in Note 8 below at June 30, 1999 and December 31, 1998 was $3,555,575 and $1,243,783, respectively.

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

At June 30, 1999 and December 31, 1998, the Company had outstanding interest rate swap agreements with a notional principal amount of $363,983,737 and $120,000,000, respectively.

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

Results of Operations

Six Month Period

         The following discussion pertains to the six-month period ended June 30, 1999 (the "1999 Period") and the six-month period ended June 30, 1998 (the "1998 Period").

During the 1999 Period and 1998 Period, the Company had revenues of $28,088,258 and $25,368,306, respectively. This amount consisted entirely of interest income. Interest on the securities in the Portfolio amounted to $26,460,605 and 24,555,531, representing an aggregate average yield of 5.54% and 5.03%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows:

                                                        1999 Period                             1998 Period
                                                        -----------                             -----------
Floating-rate REMICs.....................          $4,217,303     5.40%                     $7,625,110   5.87%
Fixed-rate REMICs........................          $2,505,426     6.58%                     $1,517,280   6.48%
Agency ARMs..............................          $4,032,302     5.91%                     $4,997,192   3.27%
Agency Hybrid ARMs.......................          $5,050,874     6.20%                     $6,276,502   5.81%
Agency DUSs..............................          $1,355,242     6.16%                           --        --
Agency Debentures........................          $5,021,377     3.64%                           --        --
U.S. Treasury Notes......................          $4,278,082     5.92%                     $4,139,443   5.65%

The yield on the Agency Debentures was approximately 5.17% when taking into account the income from the derivative products used to hedge these securities. The yield on the Agency DUSs was approximately 4.88% when taking into account the income from the derivative products used to hedge these securities.

The average book value of the Portfolio during the 1999 Period and the 1998 Period was $849,258,811 and $975,064,704, respectively. This reflects the following prepayments and reinvestments:

Prepayments                                             1999 Period                      1998 Period
-----------                                             -----------                      -----------
Floating-Rate REMICs.....................                $61,737,236                      $83,680,285
Fixed-rate REMICs........................                $29,796,638
Agency ARMs..............................                $42,769,705                     $158,400,697
Agency Hybrid ARMs.......................                $47,429,462                      $46,390,618
Agency DUSs..............................                   $171,959

Reinvestments                                           1999 Period                      1998 Period
-------------                                           -----------                      -----------
Floating-rate REMICs.....................                                               $118,589,682
Fixed-Rate REMICS                                                                         $5,420,457
Agency ARMs..............................                                                $40,874,409
Agency Hybrid ARMs.......................                                               $128,512,591
Agency DUSs..............................                 $87,773,354
Agency Debentures........................                $175,494,240

The Company also recorded interest income from the short-term investment for the 1999 Period and 1998 Period of $1,627,652 and $812,775, respectively. These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio and (ii) prepayments of principal pending their reinvestment.

The increase in the aggregate yield on the securities in the Portfolio to 5.54% for the 1999 Period from 5.03% for the 1998 Period was due primarily to prevailing market conditions resulting in an increasing interest rate environment in the United States.

As of June 30, 1999, approximately 60.12% of the Portfolio consisted of collateralized mortgage obligations (Floating-Rate REMICs and Fixed-Rate REMICs) and mortgage backed securities (Agency ARMs, Agency Hybrid ARMs and Agency
DUSs), approximately 12.44% consisted of U.S. Treasury Notes and approximately 27.44% consisted of Agency Debentures. Floating Rate securities accounted for approximately 42.42% of the Portfolio's collateralized mortgage obligations and mortgage backed securities. In addition, the agency debentures and the Agency DUSs are hedged so that the fixed rate payments received are converted into floating rates. This accounted for approximately 38.12% of the Portfolio.

The aggregate market value of the securities in the Portfolio as of June 30, 1999 was lower than the book value by approximately .61%, due to a net increase in interest rates from the time of their original purchase. These securities are classified as available for sale and unrealized net gain is recorded in accumulated other comprehensive income.

Operating expenses for the 1999 Period and the 1998 Period totaled $229,403 and $116,815, respectively. Operating expenses consisted of audit fees, Trustee fees to Citibank and fees to the Branch under the Services Agreement.

The Company's net income in the 1999 Period was $27,841,461 and for the 1998 Period it was $25,251,491. As of June 30, 1999 the Company has declared and paid dividends as follows:

Security                                Amount             Date Paid
--------                                ------             ---------
Series A Preferred Securities        $19,345,000          June 5, 1999
Common Securities                     $8,454,284         June 15, 1999

The amounts were paid from the Company's retained earnings, produced from earnings generated from the period December 1, 1998 to May 31, 1999.

Three Month Period

The following discussion pertains to the three-month period ended June 30, 1999 (the "1999 Period") and the three-month period ended June 30, 1998 (the "1998 Period").

During the 1999 Period and 1998 Period, the Company had revenues of $ 14,310,700 and $12,470,940, respectively. This amount consisted entirely of interest income. Interest on the securities in the Portfolio amounted to $13,611,653 and 12,037,456, representing an aggregate average yield of 6.41% and 4.98%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows:

                                                        1999 Period                             1998 Period
                                                        -----------                             -----------
Floating-rate REMICs.....................          $1,903,518     5.23%                     $3,830,068   5.66%
Fixed-rate REMICs........................          $1,153,911     6.13%                       $761,177   6.50%
Agency ARMs..............................          $1,875,058     5.76%                     $2,170,758   2.79%
Agency Hybrid ARMs.......................          $2,490,546     5.88%                     $3,230,116   5.50%
Agency DUSs..............................          $1,216,946     6.16%                             --      --
Agency Debentures........................          $2,834,093     3.64%                             --      --
U.S. Treasury Notes......................          $2,137,581     5.92%                     $2,045,333   5.60%

The average book value of the Portfolio during the 1999 Period and the 1998 Period was $890,109,057 and $983,572,172, respectively. This reflects the following prepayments and reinvestments:

Prepayments                                             1999 Period                      1998 Period
-----------                                             -----------                      -----------
Floating-Rate REMICs.....................                $24,557,205                      $48,962,901
Fix-rate REMICs..........................                 $9,554,713
Agency ARMs..............................                $16,467,184                      $78,389,000
Agency Hybrid ARMs.......................                $19,602,797                      $29,471,639
Agency DUSs..............................                   $115,314

Reinvestments                                           1999 Period                      1998 Period
-------------                                           -----------                      -----------
Floating-rate REMICs.....................                          --                    $74,752,510
Fix-Rate REMICS..........................                          --                     $5,420,457
Agency ARMs..............................                          --                    $11,407,199
Agency Hybrid ARMs.......................                          --                    $42,306,320
Agency DUSs..............................                 $66,167,833
Agency Debentures........................                 $19,094,240

The Company also recorded interest income from the short-term investment for the 1999 Period and 1998 Period of $699,47 and $433,484 respectively. These amounts are attributable to (i) interest payments on securities in the Portfolio and
(ii) prepayments of principal pending their reinvestment.

The increase in the aggregate yield on the securities in the Portfolio to 6.41% for the 1999 Period from 5.92% for the 1998 Period was due primarily to prevailing market conditions resulting in an increasing interest rate environment in the United States.

Operating expenses for the 1999 Period and the 1998 Period totaled $117,178 and $65,266, respectively. Operating expenses consisted of audit fees, Trustee fees to Citibank and fees to the Branch under the Services Agreement.

The Company's net income in the 1999 Period was $14,176,128 and for the 1998 Period it was $12,405,673.

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

As the securities in the Initial Portfolio are paid, the receivable will be deemed to be realized and the obligation will be reduced, each by an amount corresponding to the amount of the payments received. At June 30, 1999 and December 31, 1998, respectively, the receivable arising from payment for securities amounted to $404,626,002 and $521,643,688 and the obligation arising from the receipt of securities amounted to $401,873,759 and $529,905,305. (The difference between the amounts of the receivable and the obligation result from a requirement to mark the obligation to market in parallel with the related securities). The decrease in the amount of such receivable and such obligation between the two dates reflects the prepayment of securities in the Initial Portfolio. The Company recognized the cash proceeds of such prepayments as a reduction in the receivable and concurrently reduced the associated obligation. Such decreases in the receivable and the obligation did not affect the Company's results of operations or cash flow. Such transactions are accounted for as a purchase under SFAS 125.

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

In May of 1997, the Branch established a committee to: assess the Year 2000 impact; develop an action plan; develop a Year 2000 contingency plan; and monitor the Branch's progress toward its Year 2000 compliance. The Branch's action plan addresses compliance of information technology and non-information technology systems as well as customer preparedness. Since May 1997, the planning, assessment, renovation and level 1 system testing phases have been completed. The application testing phase is substantially completed. The Branch is closely monitoring the Year 2000 compliance of its significant vendors, facility operators, custodial banks, fiduciary agents and customers to determine the extent to which the Branch is vulnerable to failure by those third parties and to remediate their own year 2000 issues. The Branch has contacted all significant external vendors in an effort to confirm their readiness for the Year 2000 and is in the process of testing their Year 2000 compliance.

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

The outstanding principal amount and estimated fair value as of June 30, 1999, by each category of investment is depicted in Footnote 4 of the Financial Statements contained in Item 1 herein.

Interest Rate Risk

The Company's income consists primarily of interest payments on collateralized mortgage obligations, mortgage-backed securities, agency debentures, and U.S. Treasury Notes. Currently, the Company uses derivative products to manage a portion of its interest rate risk.

Due to a moderate increase in market interest rates, as occurred throughout the first half 1999, the Company experienced a stabilization in interest income on its collateralized mortgage obligations, and its mortgage backed securities. The increase in interest income resulted from upward adjustments of the indices upon which the interest rates on floating rate mortgage loans are based.

The Company is a party to eleven interest rate swaps with BNP. In all of these swaps the Company pays a fixed coupon and receives floating rate payments on the notional balances as set out below:

(000 omitted)

Fair Value at June     Notional
     30, 1999           Balance          Value Date          Maturity Date      Fixed Rate       Receive Rate
     --------           -------          ----------          -------------      ----------       ------------
483                  $42,000        November 25, 1998      March 26, 2008      JPY 1.75      US Three Month Libor
                                                                                             plus Six Basis Points
(1,125)              $58,000        November 25, 1998      October 9, 2007     JPY 2.125     US Three Month Libor
                                                                                             plus Six Basis Points
779                  $19,869        November 25, 1998      August 25, 2008     US 6.15       US One Month Libor
                                                                                             plus Five Basis
                                                                                             Points
802                  $23,246        February 25, 1999      February 25, 2009   US 5.93       US One Month Libor
                                                                                             Plus Four Basis
                                                                                             Points
958                  $50,000        February 12, 1999      March 5, 2007       US 6.68       US One Month Libor
                                                                                             minus Two Basis
                                                                                             Points
595                  $50,000        February 11, 1999      March 14, 2007      US 6.80       US One Month Libor
                                                                                             minus Two Basis
                                                                                             Points
(729)                $30,000        March 30, 1999         October 9, 2007     JPY 2.125     US Three Month Libor
                                                                                             minus Two and half
                                                                                             Basis Points
(642)                26,400         March 31, 1999         October 9, 2007     JPY 2.125     US Three Month Libor
                                                                                             minus One Basis
                                                                                             Points
1,023                26,806         June 25, 1999          June 25, 2009       US 6.09       US One Month Libor
                                                                                             Plus Three and half
                                                                                             Basis Points
1,049                21,547         February 25, 1999      February 25, 2009   US 5.93       US One Month Libor
                                                                                             minus  Three  Basis
                                                                                             Points
363                  16,116         June 30, 1999          June 25, 2009       US 6.39       US One Month Libor
                                                                                             Plus Three and half
                                                                                             Basis Points

The Company regularly reviews its hedging requirements. In the future, the Company expects to enter into additional swaps. The Company may also unwind part or all of the initial and any future swaps in order to rebalance the fixed and floating mix of interest obligations (including those arising as a result of previous interest rate swaps entered into) and the fixed and floating mix of interest payments.

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

The breakdown of the Company's available-for-sale securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below ($ in 000's) based on management's prepayment assumptions:

                                               Due        Due        Due        Due      Due        2004 and
                                               after      after      after      after    after       there
June 30, 1999                                  1999       2000       2001      2002      2003       after        Total
-------------                                  ----       ----       ----      ----      ----       -----        -----
Fixed Rate Instruments....................
Fixed-rate REMICs.........................        23,527                          46,824                            70,351
Agency DUSs...............................                                                            107,100      107,100
Agency Debentures.........................                                                            275,494      275,494
U.S. Treasury Notes.......................                                                            124,904      124,904
                                               ---------  --------   --------   -------  --------     -------      -------
Total Fixed Rate Instruments..............        23,527                          46,824              507,498      577,849
                                                --------  --------   --------     ------ --------     -------      -------

Floating-rate Instruments.................
Floating-rate REMICs......................         2,805    14,762     53,892     17,429   15,483      32,974      137,345
Agency ARMs...............................         7,659    52,119     52,461     12,052                1,051      125,342
Agency Hybrid ARMs........................        90,884     8,304     55,107      4,478    4,369                  163,142
                                                  ------   -------   --------    -------  -------   ---------      -------
Total Floating Rate Instruments...........       101,348    75,185    161,460     33,959   19,852      34,025      425,829
                                                 -------    ------    -------     ------   ------   ---------      -------

Total.....................................       124,875    75,185   161,460      80,783   19,852     541,523    1,003,678
                                                 =======    ======   =======      ======   ======     =======    =========

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

                                              BNP U.S. FUNDING L.L.C.
                                              -----------------------
                                                    Registrant



Date:  August 13, 1999                        By  /s/ Eric Deudon
                                                      -----------
                                                      Eric Deudon
                                                      President and Director

Date:  August 13, 1999                        By  /s/ Lisa Hermann
                                                      ------------
                                                      Lisa Hermann
                                                      Treasurer