Form 10-Q
period 1999-09-30
BNP US FUNDING LLC
filed 1999-11-15
CIK 1054659

Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report under Section 13 or 15 (d)
                     Of The Securities Exchange Act of 1934

For the Quarter Ended: September 30, 1999     Commission File Number: 000-23745

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


                       499 Park Avenue, New York, New York
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                      10022
                                   (Zip Code)
                                 (212) 449-9600.
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes [ x ]         No [   ]




          Common Stock, $10,000                    Par Value 53,011
--------------------------------------------------------------------------------
Number of shares outstanding of each of the issuer's classes of common stock on September 30, 1999

                                 Form 10-Q Index

Part I                                                                                                    Page
Item 1.        Financial Statements - BNP U.S. FUNDING L.L.C.:
               Balance Sheet at September 30, 1999 and December 31, 1998                                  3
               Statement of Income for the quarters ended September 30, 1999 and September 30, 1998       4
               Statement of Income for the Nine Months ended September 30, 1999 and September 30, 1998    4
               Statement of Comprehensive Income for the quarters ended September 30, 1999 and            5
               September 30, 1998
               Statement of Comprehensive Income for the Nine months ended September 30, 1999 and         5
               September 30, 1998
               Statement of Changes in Securityholders' Equity for the quarters ended September 30,       6
               1999 and September 30, 1998
               Statement of Cash Flows for the Nine month period ended September 30, 1999 and September   7
               30, 1998
               Notes to Financial Statements                                                              8
Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operation       15
Item 3.        Quantitative and Qualitative Disclosures about Market Risk                                 21

Part II
Item 1.        Legal Proceedings                                                                          24
Item 2.        Changes in Securities and Use of the Proceeds                                              24
Item 3         Defaults Upon Senior Securities                                                            24
Item 4.        Submission of Matters to a Vote of Security Holders                                        24
Item 5         Other Information                                                                          24
Item 6         Exhibits and Current Reports on Form 8-K                                                   24

Part I  Item 1.

                             BNP U.S. FUNDING L.L.C.
                                  BALANCE SHEET

                      (in thousands, except per share data)

                                                               September 30, 1999          December 31, 1998
                                                            ------------------------  ----------------------------
                                                                  (unaudited)                  (audited)
ASSETS:

Cash and cash equivalents                                         $    26,072                  $    84,013

Investment securities (Notes 3 and 4)                                 986,979                      962,027
Available-for-sale, at fair value

Receivable arising from payment for securities,                       253,258                      521,644
pursuant to the application of SFAS 125 (Note 3)

Accounts Receivable                                                       ---                          458

Accrued interest receivable                                             6,399                        4,784

Other Assets                                                           10,032                        1,244
                                                                       ------                        -----


TOTAL ASSETS                                                      $ 1,282,740                  $ 1,574,170
                                                                  ===========                  ===========


LIABILITIES:

Obligation arising from the receipt of securities,                $   250,552                  $   529,905
pursuant to the application of SFAS 125 (Note 3)

Accrued Interest Payable                                                  ---                          ---

Accounts Payable                                                          ---                          ---

Accrued expenses                                                          113                          114
                                                                  -----------                  -----------

TOTAL LIABILITIES                                                     250,665                      530,019
                                                                  -----------                  -----------


Redeemable common securities, par value and redeemable
value $10,000 per security; 150,000  securities
authorized,
53,011 securities issued and outstanding (Note 5)                     530,110                      530,110
Preferred securities, liquidation preference $10,000 per              500,000                      500,000
security; 150,000 securities authorized, 50,000
securities issued and outstanding
Additional paid in capital                                                  6                            6
Accumulated other comprehensive income                                (16,993)                       9,285
Retained earnings                                                      18,952                        4,750
                                                                  -----------                  -----------
TOTAL REDEEMABLE COMMON SECURITIES,
PREFERRED SECURITIES AND
SECURITYHOLDERS' EQUITY                                             1,032,075                    1,044,151
                                                                  -----------                  -----------
TOTAL LIABILITIES AND TOTAL REDEEMABLE COMMON SECURITIES,
PREFERRED SECURITIES AND SECURITYHOLDERS' EQUITY                  $ 1,282,740                  $ 1,574,170
                                                                   ==========                  ===========

The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.
                               STATEMENT OF INCOME
                      (in thousands, except per share data)


                                                                   Three-month period ended      Three-month period
                                                                      September 30, 1999      ended September 30, 1998
                                                                   -------------------------  ------------------------
                                                                          (unaudited)               (unaudited)
INTEREST INCOME:

Collateralized Mortgage Obligations:
         Floating-rate REMICs                                            $    1,701                     $4,096
         Fixed-rate REMICs                                                    1,043                        922
Mortgage Backed Securities:
         Agency ARMs                                                          1,678                      2,839
         Agency Hybrid ARMs                                                   2,391                      3,713
         Agency DUSs                                                          5,906                       ----
Agency Debentures                                                               912                       ----
Treasury Notes                                                                  179                      2,181
Interest on Deposits                                                            778                        676
                                                                         ----------                 ----------
Total                                                                        14,588                     14,427
                                                                         ----------                 ----------
NONINTEREST EXPENSE:
Realized Loss on Treasury Notes                                                 322                      -----
Fees and expenses                                                               107                         56
                                                                         ----------                 -----------

                                                                                429                         56
                                                                         ----------                 -----------

NET INCOME APPLICABLE TO PREFERRED AND REDEEMABLE COMMON
SECURITIES                                                               $   14,159                      $14,371
                                                                         ==========                      =======
            NET INCOME PER REDEEMABLE COMMON SECURITY                    $  (97.81)                      $271.10
                                                                         ==========                      =======


                                                                    Nine-month period ended   Nine-month period ended
                                                                      September 30, 1999         September 30, 1998
                                                                   -------------------------  ------------------------
                                                                          (unaudited)               (unaudited)
INTEREST INCOME:

Collateralized Mortgage Obligations:

         Floating-rate REMICs                                            $    5,918                      $11,721

         Fixed-rate REMICs                                                    3,548                        2,439

Mortgage Backed Securities:

         Agency ARMs                                                          5,710                        7,837

         Agency Hybrid ARMs                                                   7,442                        9,989

         Agency DUSs                                                          7,261                        -----

Agency Debentures                                                             5,934                        -----

Treasury Notes                                                                4,457                        6,321

Interest on Deposits                                                          2,406                        1,489
                                                                         ----------                      -------

Total                                                                        42,675                       39,796
                                                                         ----------                      -------

NONINTEREST EXPENSE:

Realized loss on Treasury Notes                                                 338                      -------

Fees and expenses                                                               336                          173
                                                                         ----------                      -------

                                                                                674                          173
                                                                         ----------                      -------

NET INCOME APPLICABLE TO PREFERRED AND REDEEMABLE COMMON
SECURITIES                                                               $   42,001                      $39,623
                                                                         ==========                      =======
NET INCOME PER REDEEMABLE COMMON SECURITY                                $  427.38                       $382.52
                                                                         ==========                      =======


The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.

                        STATEMENT OF COMPREHENSIVE INCOME

                                 (in thousands)

                                                                         Three-month period      Three-month period
                                                                         ended September 30,    ended September 30,
                                                                                1999                    1998
                                                                        ---------------------  ----------------------
                                                                             (unaudited)            (unaudited)


NET INCOME                                                                  $    14,159             $   14,371

OTHER COMPREHENSIVE INCOME:

     Net change in unrealized gain (loss) in fair value of
       securities available-for-sale treated as collateral (Note
       3)                                                                            47                 11,336
      Net change in unrealized (gain) loss in fair value of
         obligation arising from the receipt of securities
         pursuant to the application of SFAS 125 (Note 3)                           (47)               (11,336)
      Net change in unrealized gain (loss) in fair value of
         securities available-for-sale not  treated as
         collateral (Note 3)                                                    (17,103)                 2,662
                                                                            ------------            ----------

      OTHER COMPREHENSIVE INCOME                                                (17,103)                 2,662
                                                                            ------------            ----------
COMPREHENSIVE INCOME                                                        $    (2,944)            $   17,033
                                                                            ============            ==========







                                                                          Nine-month period      Nine-month period
                                                                         ended September 30,    ended September 30,
                                                                                1999                    1998
                                                                        ---------------------  ----------------------
                                                                             (unaudited)            (unaudited)


NET INCOME                                                                  $    42,001             $   39,623

OTHER COMPREHENSIVE INCOME:

     Net change in unrealized gain (loss) in fair value of
       securities available-for-sale treated as collateral (Note
       3)                                                                       (10,967)                12,732
      Net change in unrealized (gain) loss in fair value of
         obligation arising from the receipt of securities
         pursuant to the application of SFAS 125 (Note 3)                        10,967                (12,732)
      Net change in unrealized gain (loss) in fair value of
         securities available-for-sale not  treated as
         collateral (Note 3)                                                    (26,278)                 1,990
                                                                            ------------            ----------

      OTHER COMPREHENSIVE INCOME                                                (26,278)                 1,990
                                                                            ------------            ----------
COMPREHENSIVE INCOME                                                        $    15,723             $   41,613
                                                                            ===========             ==========



The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.

               STATEMENT OF CHANGES IN REDEEMABLE COMMON SECURITIES, PREFERRED
                     SECURITIES AND SECURITYHOLDERS' EQUITY

                                 (in thousands)

                                                                                                                   TOTAL REDEEMABLE
                                                                                                                  COMMON SECURITIES,
                                                                                   ACCUMULATED                         PREFERRED
                                REDEEMABLE                        ADDITIONAL          OTHER                         SECURITIES AND
                                  COMMON          PREFERRED        PAID IN        COMPREHENSIVE      RETAINED      SECURITYHOLDERS'
                                SECURITIES       SECURITIES        CAPITAL           INCOME          EARNINGS           EQUITY
                                ----------       ----------        -------           ------          --------           ------

Balance at December 31,      ----------------  ---------------  --------------  -----------------  ------------  -------------------
1997                          $   530,110       $   500,000       $       6               ---       $   4,142      $    1,034,258


(audited)


Net income                             --                --              --                --          39,623              39,623


Other comprehensive income             --                --              --             1,990              --               1,990


Dividends Paid - Preferred             --                --               --              --          (19,345)            (19,345)
Securities

Dividends Paid - Common                --                --               --              --           (5,347)             (5,347)
Securities

Balance at September 30,     ----------------  ---------------  --------------  -----------------  ------------  -------------------
1998                              530,110           500,000               6             1,990          19,073           1,051,179


(unaudited)

Net income                             --                --              --                            13,809              13,809


Other comprehensive income             --                --              --             7,295                               7,299


Dividends Paid - Preferred                                                                            (19,345)            (19,345)
Securities


Dividends Paid - Common                                                                                (8,787)             (8,787)
Securities


`Balance at December 31,     ----------------  ---------------  --------------  -----------------  ------------  -------------------
1998                          $   530,110       $   500,000       $       6      $      9,285       $   4,750      $    1,044,151


(audited)


Net income                                                                                               42,001       42,001


Other comprehensive income                                                           (26,278)                        (26,278)


Dividends Paid - Preferred                                                                              (19,345)     (19,345)
Securities


Dividends Paid - Common                                                                                  (8,454)      (8,454)
Securities


Balance at September 30,     ----------------  ---------------  --------------  -----------------  ------------  -------------------
1999                          $   530,110       $   500,000       $       6      $    (16,993)      $  18,952      $    1,032,075


(unaudited)


The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.

                             STATEMENT OF CASH FLOWS

                                 (in thousands)

                                                                                      Nine-month period      Nine-month period
                                                                                     ended September 30,    ended September 30,
                                                                                             1999                  1998
                                                                                     --------------------  ---------------------
                                                                                         (unaudited)            (unaudited)
OPERATING ACTIVITIES:

Net income                                                                                 $   42,001            $   39,623

Adjustments to reconcile net income to cash provided from operating activities:
   Premium amortization                                                                         3,207                 8,117
   Net change in interest receivable                                                               12                  (806)
   Net Change in accounts receivable                                                              458                  (200)
   Net change in accrued expenses                                                                  (1)                  (16)
   Net change in accounts payable                                                                ----                   ---
   Net change in due to affiliates                                                               ----                   (12)
                                                                                                 ----            -----------

Net cash provided from operating activities                                                     45,677               46,706
                                                                                            ----------              -------

INVESTING ACTIVITIES:
Purchase of investment securities:
   Floating-rate REMICs                                                                                            (124,838)
   Fix rate REMICs                                                                                                  (78,641)
   Agency ARMs                                                                                                      (40,874)
   Agency Hybrid ARMs                                                                                              (169,716)
   Agency Debentures                                                                         (288,874)
   Agency DUSs                                                                               (161,637)
   Premium paid                                                                                  (112)               (2,869)
   Interest receivable                                                                         (1,534)               (1,759)
   Sale of Treasury Note                                                                      145,240
Proceeds from principal payments of securities available-for-sale,                            110,883                55,536
Not treated as collateral
Proceeds from principal payments of securities available-for-sale,
Treated as collateral                                                                         120,215               375,072
                                                                                              -------               -------


Net cash provided (used) by investing activities                                              (75,819)               11,911
                                                                                              -------                ------


FINANCING ACTIVITIES:
Cash dividends - Preferred Securities                                                         (19,345)              (19,345)
                                                                                              -------               -------

Cash dividends - Common Securities                                                             (8,454)               (5,347)
                                                                                              --------              --------
Net cash provided (used) by financing activities                                              (27,799)              (24,692)
                                                                                              -------               -------



NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          (57,941)               33,925
                                                                                              -------                ------


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 84,013                33,762
                                                                                               ------                ------




CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $26,072               $67,687
                                                                                              =======                ======

NONCASH FINANCING AND INVESTING ACTIVITIES:
Decrease in receivable arising from payment for securities,
Pursuant to the application of SFAS #125 (Note 3)                                             268,386               385,550
Decrease in obligation arising from receipt of securities,
Pursuant to the application of SFAS #125 (Note 3)                                            (268,386)              (385,550)
                                                                                              --------               --------

TOTAL NONCASH FINANCING AND INVESTING ACTIVITIES                                             $      0              $      0
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

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENT SECURITIES:

Investments in debt securities, both collateral and noncollateral (Note 3), are classified as available for sale and are carried at fair value. Unrealized gains and losses on these securities are reported as a component of "Other Comprehensive Income".

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

Security                            Amount                        Date Paid
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

ACCOUNTING for DERIVATIVES and HEDGING ACTIVITIES

In June of 1998, the Financial Accounting Standards Board issued "Accounting for Derivatives and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for all derivative instruments and hedging activities. SFAS 133 requires that an entity measure all hedging activities. SFAS requires that an entity measure all derivatives at fair value and recognize those derivatives as either assets or liabilities on the balance sheet. The change in the derivative's fair value is generally to be recognized in current period earnings. However, if certain conditions are met, a derivative may be specifically designated as a hedge of an exposure to changes in fair value, variability of cash flows, or certain foreign currency exposures. Based on the hedge designation, special hedge accounting rules would allow the derivative's change in value to be recognized either in current period earnings, together with the offsetting change in value of the risk being hedged, or to the extent the hedge is effective, in comprehensive income and subsequently reclassified into earnings when the hedge item affects earnings. Depending on the underlying risk management strategy, these accounting changes could affect reported earnings, assets, liabilities, and securityholders' equity. As a result, the Company will have to reconsider their risk management strategies, since the new standard will not reflect the results of many of those strategies in the same manner as current accounting practice. The Company is in the process of evaluating the potential impact of the new accounting standard. The original effective date for the implementation of SFAS 133 has been amended by the issuance of SFAS 137, entitled Accounting for Derivatives and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133. Thus, SFAS 133 is effective for all fiscal quarters beginning after June 15, 2000.

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

As securities within the Initial Portfolio mature or prepay, the Company will recognize the cash proceeds as a reduction in a receivable arising from payment for securities. Concurrent with the receipt of such cash proceeds, the Company will derecognize such securities and reduce the obligation. In accounting for this transaction as a secured borrowing transaction in accordance with SFAS 125, the Company has recorded a receivable of $253,257,561 which is equal to the remaining amount paid by Branch to acquire the Initial Portfolio.

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

NOTE 4--INVESTMENT SECURITIES:

The amortized cost and estimated fair value of available-for-sale securities were as follows ($ in 000's) based on management's prepayment assumptions:


                                                                     Gross           Gross
                                                  Amortized       Unrealized       Unrealized         Fair
September 30, 1999                                   Cost            Gains           Losses           Value
------------------                                   ----            -----           ------           -----

Collateralized Mortgage Obligations:
  Floating-rate REMICs                           $   120,949       $      36         $  1,189      $   119,796
  Fixed-rate REMICs                                   64,522             ---            1,836           62,686
Mortgage Backed Securities:
  Agency ARMs                                        114,118          11,968           13,563          112,523
  Agency Hybrid ARMs                                 146,958             214              687          146,485
  Agency DUSs                                        181,241             ---            5,903          175,338
Agency Debentures                                    388,919           5,993           24,761          370,151
                                                     -------           -----           ------          -------
  Total                                           $1,016,707       $  18,211         $ 47,939      $   986,979
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
                                                ============       =========         ========      ===========


The breakdown of the Company's available-for-sale securities by category and expected weighted average life distribution (stated in terms of amortized cost) is summarized below ($ in 000's) based on management's prepayment assumptions:

                                                              Due after 1     Due after
                                               Due in 1 year    through       5 through      Due after
September 30, 1999                                or less       5 years       10 years       10 years         Total
------------------                                -------       -------       --------       --------         -----


Collateralized Mortgage Obligations:
   Floating-rate REMICs                          $   7,316      $   83,051    $ 30,582        $  ---       $  120,949
   Fixed-rate REMICs                                17,703             ---         ---         46,819          64,522
Mortgage Backed Securities:
   Agency ARMs                                       4,321         105,749       2,931          1,118         114,119
   Agency Hybrid ARMs                               78,427          68,531         ---            ---         146,958
   Agency DUSs                                         ---             ---     181,240            ---         181,240
Agency Debentures                                ---------         -------     388,919        -------         388,919
                                                 ---------         -------     -------        -------         -------
   Total                                         $ 107,767      $  257,331    $603,672     $ 47,937       $ 1,016,707
                                                 =========    ============  ==========     ========       ===========


                                                  Due in      Due after 1     Due after
                                                   Year         through       5 through      Due after
December 31, 1998                                 or less       5 years       10 years       10 years         Total
-----------------                                 -------       -------       --------       --------         -----


Collateralized Mortgage Obligations:
   Floating-rate REMICs                         $   22,416      $  174,173  $        --      $     --     $   196,589
   Fixed-rate REMIC                                  5,982          47,244       46,831            --         100,057
Mortgage Backed Securities:
   Agency ARMs                                      31,816         139,638          ---            --         171,454
   Agency Hybrid ARMs                              117,506          84,066                     10,187         211,759
   Agency Debenture                                    ---             ---      119,981            --         119,981
U.S. Treasury Notes                                     --              --      145,882            --         145,882
                                                ----------      ----------  -----------      --------     -----------
   Total                                        $  177,720      $  445,121  $   312,694    $ 10,187        $  945,722
                                                ==========      ==========  ===========    ========       ===========


Actual maturities may differ from maturities shown above due to prepayments.

The breakdown of the Company's available-for-sale securities by category and yield is summarized below:


                                                 Due in 1    Due after 1     Due after
                                                  Year         through       5 through      Due after
September 30, 1999                               Or less       5 years       10 years       10 years         Total
------------------                               -------       -------       --------       --------         -----

Collateralized Mortgage Obligations:
   Floating-rate REMICs                            5.23%          5.08%          6.41%            --%           5.37%
   Fixed-rate REMICs                               6.03            ---               --         6.47            6.31
 Mortgage Backed Securities:
   Agency ARMs                                     3.74           5.79           5.48            5.65           5.71
   Agency Hybrid ARMs                              5.55           6.10              ---         --              5.80
   Agency DUSs                                     --             --             5.99           --              5.99
Agency Debenture                                   --             --                            --              6.58
                                                  ----           ----              ----        ----               ----
   Total                                           5.37%          5.63%          6.37%           6.45%          5.94%
                                                   =====          =====          =====         =======          =====

                                                   Due in 1   Due after 1     Due after
                                                    Year        through       5 through      Due after
December 31, 1998                                  Or less      5 years       10 years       10 years         Total
-----------------                                  -------      -------       --------       --------         -----


Collateralized Mortgage Obligations:
   Floating-rate REMICs                              5.42%          5.73%           --%          --%             5.70%
   Fixed-rate REMIC                                  5.77           2.20          6.47                           4.41
Mortgage Backed Securities:
   Agency ARMs                                       2.00           6.45                         --              5.63
   Agency Hybrid ARMs                                6.37           6.39                         8.68            6.48
Agency Debentures                                                                 2.75                           2.75
U.S. Treasury Notes                                    --             --          5.80           --              5.80
                                                     -----          -----        -----          -----           ----
   Total                                             5.44%          5.71%         4.73%          8.68%           5.15%
                                                    =====          =====         =====          =====           =====



For the period. December 5, 1997 (inception) to September 30, 1999, the Company sold its entire position of $145 Million Treasury Notes.

NOTE 5--REDEEMABLE COMMON SECURITIES:

General

The Company is authorized to issue up to 150,000 Common Securities; as of September 30, 1999 and December 31, 1998, the Company had outstanding 53,011 Common Securities, all of which were held by the Branch. The Bank has agreed with the Company in the Contingent Support Agreement that, so long as any Series A Preferred Securities are outstanding, it will maintain direct or indirect ownership of 100% of the outstanding Common Securities.

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

NOTE 6--RELATED PARTY TRANSACTIONS:

The Company entered into a Services Agreement with the Branch on December 5, 1997 pursuant to which the Branch manages the securities portfolio of the Company and performs other administrative functions. Expenses incurred under such Agreement were $187,500 as of September 30, 1999. While the amount of the fee payable under the Agreement is somewhat less than the fee which would be payable in an arm's length transaction with a third party, Management does not believe that the difference is material.

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

NOTE 7--FAIR VALUE OF FINANCIAL INSTRUMENTS:

The fair values of securities at September 30,1999 and December 31, 1998 were obtained from independent market sources and are summarized in Note 4. The carrying values of investment securities, as shown in Note 4, and the obligation arising from the receipt of securities, pursuant to the application of SFAS 125, approximates their fair value. The fair value of the receivable arising from payment for securities, pursuant to the application of SFAS 125, approximates the aggregate carrying value of the investment securities treated as collateral including accrued interest, which at September 30, 1999 and December 31, 1998 was $250,552,406 and $529,905,305 respectively.

The carrying value of cash and cash equivalents, accounts receivable, accrued interest receivable, accrued expenses, and accounts payable approximates fair value.

The fair value of the interest rate swaps described in Note 8 below at September 30, 1999 and December 31, 1998 was $10,032,104 and $1,243,783, respectively.

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

At September 30, 1999 and December 31, 1998, the Company had outstanding interest rate swap agreements with a notional principal amount of $437,640,529 and $120,000,000, respectively.

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

Results of Operations

NINE MONTH PERIOD

     The following discussion pertains to the Nine-month period ended September 30, 1999 (the "1999 Period") and the Nine-month period ended September 30, 1998 (the "1998 Period").

During the 1999 Period and 1998 Period, the Company had revenues of $42,675,682 and $39,795,265, respectively. This amount consisted entirely of interest income. Interest on the securities in the Portfolio amounted to $40,269,181 and $38,306,496, representing an aggregate average yield of 5.94% and 5.17%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows:

                                                        1999 Period                             1998 Period
                                                        -----------                             -----------
Floating-rate REMICs.....................          $5,917,527     5.37%                    $11,720,747   5.89%
Fixed-rate REMICs........................          $3,547,839     6.31%                     $2,439,024   5.66%
Agency ARMs..............................          $5,710,089     5.71%                     $7,836,601   3.69%
Agency Hybrid ARMs.......................          $7,442,082     5.80%                     $9,989,452   5.68%
Agency DUSs..............................         $7,260,683      5.99%
Agency Debentures........................          $5,933,659     6.58%
U.S. Treasury Notes......................          $4,457,303     5.72%                     $6,320,672   5.76%

The yield on the Agency Debentures was approximately 6.47% when taking into account the income from the derivative products used to hedge these securities. The yield on the Agency DUSs was approximately 5.47% when taking into account the income from the derivative products used to hedge these securities.

The average book value of the Portfolio during the 1999 Period and the 1998 Period was $998,100,865 and $987,105,704, respectively. This reflects the following prepayments and reinvestments:

Prepayments                                             1999 Period                      1998 Period
-----------                                             -----------                      -----------
Floating-Rate REMICs.....................                $79,168,775                     $133,416,478
Fix-rate REMICs..........................                $35,641,341
Agency ARMs..............................                $52,654,981                     $224,888,947
Agency Hybrid ARMs.......................                $63,268,169                      $72,302,718
Agency DUSs..............................                   $365,619


Reinvestments                                           1999 Period                      1998 Period
-------------                                           -----------                      -----------
Floating-rate REMICs.....................                                               $124,837,899
Fix-Rate REMICS                                                                          $78,641,348
Agency ARMs..............................                                                $40,874,409
Agency Hybrid ARMs.......................                                               $169,717,612
Agency DUSs..............................                $161,636,464
Agency Debentures........................                $288,874,292

The Company also recorded interest income from the short-term investment for the 1999 Period and 1998 Period of $2,406,497 and $1,488,767, respectively. These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio and (ii) prepayments of principal pending their reinvestment.

The increase in the aggregate yield on the securities in the Portfolio to 5.94% for the 1999 Period from 5.17% for the 1998 Period was due primarily to prevailing market conditions resulting in an increasing interest rate environment in the United States.

As of September 30, 1999, approximately 61.75% of the Portfolio consisted of collateralized mortgage obligations (Floating-Rate REMICs and Fixed-Rate REMICs) and mortgage backed securities (Agency ARMs, Agency Hybrid ARMs and Agency
DUSs), and approximately 38.25% consisted of Agency Debentures. Floating Rate securities accounted for approximately 37.57% of the Portfolio's collateralized mortgage obligations and mortgage backed securities. In addition, the agency debentures and the Agency DUSs are hedged so that the fixed rate payments received are converted into floating rates. This accounted for approximately 56.08% of the Portfolio.

The aggregate market value of the securities in the Portfolio as of September 30, 1999 was lower than the book value by approximately 2.92%, due to a net increase in interest rates from the time of their original purchase. These securities are classified as available for sale and unrealized net gain is recorded in Accumulated other comprehensive income.

Operating expenses for the 1999 Period and the 1998 Period totaled $335,502 and $172,451, respectively. Operating expenses consisted of audit fees, Trustee fees to Citibank and fees to the Branch under the Services Agreement.

The Company's net income in the 1999 Period was $42,000,988 and for the 1998 Period it was $39,622,814. As of September 30, 1999 the Company has declared and paid dividends as follows:

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

THREE MONTH PERIOD

         The following discussion pertains to the three-month period ended September 30, 1999 (the "1999 Period") and the three-month period ended September 30, 1998 (the "1998 Period").

During the 1999 period the Company sold its remaining position in U.S. Treasury Notes, with a par value of $120 million and an aggregate book value of $145,220,859 at the time of their sale. These sales were made pursuant to a unanimous resolution of the Board of Directors adopted on June 30, 1999. They resulted in an aggregate loss of $322,192. The Company reinvested the proceeds of such sales in fixed-rate eligible securities (Agency Debentures and Agency
DUSs) having a maturity at least equal to, and a yield higher than, the U.S. Treasury Notes with a derivative product attached, thus converting the investment into a variable rate instrument.

During the 1999 Period and 1998 Period, the Company had revenues of $14,587,421 and $14,426,958, respectively. This amount consisted entirely of interest income. Interest on the securities in the Portfolio amounted to $13,808,576 and $13,750,966, representing an aggregate average yield of 6.02% and 5.61%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows:

                                                        1999 Period                             1998 Period
                                                        -----------                             -----------
Floating-rate REMICs.....................          $1,700,224     5.30%                     $4,095,636   6.05%
Fixed-rate REMICs........................          $1,042,413     6.31%                       $921,743   5.71%
Agency ARMs..............................          $1,677,787     5.96%                     $2,839,408   4.57%
Agency Hybrid ARMs.......................          $2,391,208     6.08%                     $3,712,949   6.21%
Agency DUSs..............................         $5,905,441      5.52%
Agency Debentures........................            $912,282     6.59%
U.S. Treasury Notes......................            $179,221     5.79%                     $2,181,228   5.79%


The average book value of the Portfolio during the 1999 Period and the 1998 Period was $980,774,891 and $975,028,840, respectively. This reflects the following prepayments and reinvestments:

Prepayments                                             1999 Period                      1998 Period
-----------                                             -----------                      -----------
Floating-Rate REMICs.....................                $17,431,538                      $48,962,901
Fix-rate REMICs..........................                 $5,844,716
Agency ARMs..............................                 $9,885,276                      $78,389,000
Agency Hybrid ARMs.......................                $15,838,706                      $29,471,639
Agency DUSs..............................                   $193,660


Reinvestments                                           1999 Period                      1998 Period
-------------                                           -----------                      -----------
Floating-rate REMICs.....................                                                 $6,248,217
Fix-Rate REMICS                                                                          $73,220,891
Agency ARMs..............................
Agency Hybrid ARMs.......................                                                $41,205,021
Agency DUSs..............................                 $73,863,110
Agency Debentures........................                $113,380,052

The Company also recorded interest income from the short-term investment for the 1999 Period and 1998 Period of $778,845 and $675,991 respectively. These amounts are attributable to (i) interest payments on securities in the Portfolio and
(ii) prepayments of principal pending their reinvestment.

The increase in the aggregate yield on the securities in the Portfolio to 6.02% for the 1999 Period from 5.61% for the 1998 Period was due primarily to prevailing market conditions resulting in an increasing interest rate environment in the United States.

Operating expenses for the 1999 Period and the 1998 Period totaled $106,099 and $ 55,636, respectively. Operating expenses consisted of audit fees, Trustee fees to Citibank and fees to the Branch under the Services Agreement.

The Company's net income in the 1999 Period was $14,159,524 and for the 1998 Period it was $14,371,332, with the decrease due primarily to the loss on the sale of the U.S. Treasury Notes.



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

As the securities in the Initial Portfolio are paid, the receivable will be deemed to be realized and the obligation will be reduced, each by an amount corresponding to the amount of the payments received. At September 30, 1999 and December 31, 1998, respectively, the receivable arising from payment for securities amounted to $253,257,561 and $521,643,688 and the obligation arising from the receipt of securities amounted to $250,552,406 and $529,905,305. (The difference between the amounts of the receivable and the obligation result from a requirement to mark the obligation to market in parallel with the related securities). The decrease in the amount of such receivable and such obligation between the two dates reflects the prepayment of securities in the Initial Portfolio. The Company recognized the cash proceeds of such prepayments as a reduction in the receivable and concurrently reduced the associated obligation. Such decreases in the receivable and the obligation did not affect the Company's results of operations or cash flow. Such transactions are accounted for as a purchase under SFAS 125.

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

In May of 1997, the Branch established a committee to: assess the Year 2000 impact; develop an action plan; develop a Year 2000 contingency plan; and monitor the Branch's progress toward its Year 2000 compliance. The Branch's action plan addresses compliance of information technology and non-information technology systems as well as customer preparedness. Since May 1997, the planning, assessment, renovation and level 1 system testing phases have been completed. The application testing phase is completed. The Branch is closely monitoring the Year 2000 compliance of its significant vendors, facility operators, custodial banks, fiduciary agents and customers to determine the extent to which the Branch is vulnerable to failure by those third parties and to remediate their own year 2000 issues. The Branch has contacted all significant external vendors in an effort to confirm their readiness for the Year 2000 and is in the process of testing their Year 2000 compliance.

The Branch has and will continue to utilize internal resources for this project. No external resources are expected to be used. To date, the amounts incurred and expensed related to the assessment of, and efforts in connection with, the Year 2000 Issue and the development of a remediation plan are approximately $1,247,500. This amount was funded through operating cash flows and expensed as incurred. It is estimated that the total cost of remediation incurred by the Branch will be $1,267,500. The Company itself has not incurred any expenses in the preparation of the Year 2000 issue.

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

Recent Developments Involving BNP

     Pursuant to two tender offers conducted recently, BNP has acquired control of Paribas. In the first tender offer which closed on August 6, 1999, BNP acquired 64.99% of Paribas' shares, and in the second tender offer which closed on October 21, 1999, BNP increased its shareholding in Paribas to 96.26%.

     BNP and Paribas are in the process of consolidating their activities. BNP issued a press release on September 20, 1999 summarizing the main aspects of the combined entity's activities, as follows.

     The BNP Paribas group's activities will be organized into six core businesses:

          o    Retail banking in France

          o    Retail banking worldwide

          o    Specialized financial services

          o    Wholesale and merchant banking

          o    Private banking, asset management, and insurance

          o    Paribas Capital (private equity and expansion capital)

     In terms of stock market capitalization, BNP Paribas ranks 4th in the euro zone and 9th in Europe, whereas individually, BNP and Paribas ranked 11th and 12th in the euro zone and 19th and 20th in Europe, respectively.

     The BNP Paribas Group is Europe's third-largest and France's top bank in terms of net income. It is also Europe's number-three bank in terms of shareholders' equity.

     o    Retail Banking in France

     This core business comprises the retail banking activities of BNP and Banque de Bretagne, as well as logistics, marketing, collection, and other support functions provided to those entities.

     The modernization of this core business, serving nearly 6 million individuals and professionals, will be accelerated. It will benefit from the dynamics of the BNP Paribas Group: an expanded product range and enhanced capacity for innovation, and the pooling of certain support functions in conjunction with the "Specialized Financial Services" core business.

     o    Retail Banking Outside France

     This core business comprises BancWest (the fifth-largest bank in California and the second-largest in Hawaii, with 220 branches and 800,000 customers) and BNPI-SFOM (330 branches and 500,000 customers in Africa, the Middle East, and the Indian Ocean region). It has considerable scope for growth via acquisitions in other parts of the world.

     o    Specialized Financial Services

     This core business is made up of the specialized subsidiaries Cetelem, UFB Locabail, BNP Lease, BNP Factor, Arval, UCB, Cortal, and Banque Directe, which operate in the areas of consumer credit, leasing, mortgage financing, factoring, e-brokerage, and direct banking. Most of these companies have a substantial European presence and expertise in cooperating with other institutions in these fast-growing lines of business. Cetelem, with operations in 16 countries, is Europe's leading provider of consumer credit.

     With support from the Group's offices around the world, this core business will pursue an ambitious expansion policy in Europe and selected countries in other regions. It aims to develop a number of transverse relationships with the retail banking businesses in France and abroad in order to boost revenues and cut costs.

     The activities carried out by Specialized Financial Services are complementary with those conducted by the two Retail Banking businesses (France and worldwide). Each of these three core businesses has a large customer base and a variety of distribution channels, and each applies an industrial approach to transaction processing.

     o    Wholesale and Merchant Banking

     This core business comprises the commercial banking, wholesale banking, and capital markets businesses of BNP and Paribas, which will be merged.

     In this area, the BNP Paribas Group is one of Europe's top players, with a major presence in the Paris and London financial markets. It is also a very significant player in Asia. It is a leading institution in a number of lines of business, such as structured finance (5th in Europe and 9th worldwide for syndicated loans), equities (4th worldwide on the primary market for European shares), foreign exchange and debt securities (4th worldwide for Eurobond issues), and commodity financing (2nd worldwide).

     BNP Paribas intends to expand its presence in these lines of business at the European level. Each business line will be given precise targets for use of funds and return on allocated funds. The emphasis will be placed on controlling costs, achieving economies of scale, and further improving risk control while respecting the cultures of each of these business lines.

     o    Private Banking and Asset Management

     This core business brings together the international private banking, asset management, insurance, and securities custody businesses of BNP and Paribas.

     BNP Paribas holds strong positions in these areas. It has a presence in 20 countries in the fields of private banking and asset management. It ranks 4th in France for life insurance. It is Europe's Number 1 and the world's 6th largest institution for securities custody.

     An active expansion policy will be applied in all of these lines of business at the European level, and in many cases, in Asia and the Americas as well.

     This core business will also manage the Group's real estate activities. BNP Paribas is a leading player in France through such well-known brands as Meunier, Klepierre, and Segece.

     o    Paribas Capital

     This core business combines the private equity investment activities of both Paribas Affaires Industrielles and Banexi. It will steadily sell off a significant portion of its shareholding portfolio and concentrate more on raising funds from outside investors. Paribas Capital is actively developing its business of raising investment funds.

     BNP's total and Tier 1 capital ratios at June 30, 1999 were 10.4% and 6.4%. Paribas' total and Tier 1 capital ratios at such date were 10.7% and 8.8%.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Sensitivity

The Company's principal market risk exposure is to changes in interest rates. This exposure arises from its investments in collateralized mortgage obligations, mortgage-backed securities, agency debentures, and certain derivative instruments used by the Company to modify interest rate exposures.

The outstanding principal amount and estimated fair value as of September 30, 1999, by each category of investment is depicted in Footnote 4 of the Financial Statements contained in Item 1 herein.

Interest Rate Risk

The Company's income consists primarily of interest payments on collateralized mortgage obligations, mortgage-backed securities, agency debentures, and U.S. Treasury Notes. Currently, the Company uses derivative products to manage a portion of its interest rate risk.

Due to a moderate increase in market interest rates, as occurred throughout the nine months of 1999, the Company experienced a stabilization in interest income on its collateralized mortgage obligations, and its mortgage backed securities. The increase in interest income resulted from upward adjustments of the indices upon which the interest rates on floating rate mortgage loans are based.



The Company is a party to thirteen interest rate swaps with BNP. In all of these swaps the Company pays a fixed coupon and receives floating rate payments on the notional balances as set out below: (000 omitted)

   Fair Value at       Notional
September 30, 1999      Balance          Value Date          Maturity Date      Fixed Rate       Receive Rate
------------------      -------          ----------          -------------      ----------       ------------
273                  $42,000        November 25, 1998      March 26, 2008      JPY 1.75      US Three Month Libor
                                                                                             plus Six Basis Points

(2,046)              $58,000        November 25, 1998      October 9, 2007     JPY 2.125     US Three Month Libor
                                                                                             plus Six Basis Points

1,006                $19,811        November 25, 1998      August 25, 2008     US 6.15       US One Month Libor
                                                                                             plus Five Basis
                                                                                             Points

1,125                $23,246        May 25, 1999           May 25, 2009        US 6.23       US One Month Libor
                                                                                             Plus One and half
                                                                                             Basis Points

3,725                $50,000        February 12, 1999      March 5, 2007       US 6.68       US One Month Libor
                                                                                             minus Two Basis
                                                                                             Points

3,765                $50,000        February 11, 1999      March 14, 2007      US 6.80       US One Month Libor
                                                                                             minus Two Basis
                                                                                             Points

(926)                $30,000        March 30, 1999         October 9, 2007     JPY 2.125     US Three Month Libor
                                                                                             minus Two and half
                                                                                             Basis Points

(802)                26,400         March 31, 1999         October 9, 2007     JPY 2.125     US Three Month Libor
                                                                                             minus One Basis
                                                                                             Points

1,388                26,749         June 25, 1999          June 25, 2009       US 6.23       US One Month Libor
                                                                                             Plus Three and half
                                                                                             Basis Points

1,317                21,487         February 25, 1999      February 25, 2009   US 5.41       US One Month Libor
                                                                                             minus  Three  Basis
                                                                                             Points

558                  16,083         July 25, 1999          June 25, 2009       US 6.39       US One Month Libor
                                                                                             Plus Three and half
                                                                                             Basis Points

(1,349)              $44,609        September 27, 1999     March  25, 2008     US 6.39       US One Month Libor
                                                                                             plus Five Basis
                                                                                             Points

1,998                $29,253        September 27, 1999     March 25, 2009      US 5.85       US One Month Libor
                                                                                             Plus Four Basis
                                                                                             Points


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

The breakdown of the Company's available-for-sale securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below ($ in 000's) based on management's prepayment assumptions:


                                               Due        Due        Due        Due      Due        2004 and
                                               after      after      after      after    after        there
                                               1999       2000       2001      2002      2003        after        Total
                                               ----       ----       ----      ----      ----        -----        -----
September 30, 1999
------------------
Fixed Rate Instruments....................
Fixed-rate REMICs.........................       17,703                                                46,819      64,522
Agency DUSs...............................                                                            181,241     181,241
Agency Debentures.........................     --------   ---------  ---------  -------- ---------    388,919     388,919
                                               --------   ---------  ---------  -------- ---------    -------     -------
Total Fixed Rate Instruments..............       17,703   ---------  ---------  -------- ----------   616,979     634,682
                                                 ------   ---------  ---------  -------- ----------   -------     -------

Floating-rate Instruments.................
Floating-rate REMICs......................        7,316      8,370     37,146     12,134   25,401     30,582      120,949
Agency ARMs...............................        4,321     42,775     10,636     45,969    6,368      4,049      114,118
Agency Hybrid ARMs........................       78,427      2,361     40,737     25,433 --------   ---------     146,958
                                                 ------      -----     ------     ------ --------   ---------     -------
Total Floating Rate Instruments...........       90,064     53,506     88,519     83,536   31,769      34,631     382,025
                                                 ------     ------     ------     ------   ------      ------     -------

Total.....................................      107,767     53,506     88,519     83,536   31,769     651,610   1,016,707
                                               =======    ======     ======       ======   ======     =======   =========

Actual maturities may differ from maturities shown above due to prepayments.

Part II

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities and Use of the Proceeds

None

Item 3   Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5   Other Information

None

Item 6   Exhibits and Current Reports on Form 8-K

         A)       Exhibits:

                  11)    Computation of net income per common security

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

                                          BNP U.S. FUNDING L.L.C.
                                          -----------------------
                                                Registrant



Date:  November 15, 1999                  By  /s/ Eric Deudon
                                                  -----------
                                                   Eric Deudon
                                                   President and Director
Date:  November 15, 1999                  By  /s/ Lisa Hermann
                                                  ------------
                                                  Lisa Hermann
                                                  Treasurer

                                   Exhibit 11

                             BNP U.S. FUNDING L.L.C.
                       Computation of net income per share
                      (in thousands, except per share data)

                                                                        Nine-month period ended
                                                                          September 30, 1999
                                                                          ------------------
Net Income                                                                       $42,001
Less: Preferred Securities Dividend Requirement..................                 19,345
                                                                                --------

Net Income (Loss) Applicable to Common Securities................              $  22,656
                                                                                ========

Securities:

Weighted Average Number of Common Securities
Outstanding......................................................                 53,011
Net Income (Loss) per Common Security............................               $ 427.38
                                                                                 =======

                                 Exhibit 12 (a)

                             BNP U.S. FUNDING L.L.C.
                Computation of ratio of earnings to fixed charges
                          (in thousands, except ratios)

                                                                       Nine-month period ended
                                                                         September 30, 1999
                                                                         ------------------
Net income.......................................................              $42,001
Fixed Charges
         Trustee Fees............................................                   90
         Audit Fees..............................................                   22.5
         Administrative Fees.....................................                  187.5

Total Fixed Charges..............................................                  300
                                                                               -------
Earnings before fixed charges....................................               42,300
Fixed charges, as above..........................................                  300
Ratio of earnings to fixed charges...............................                141.00
                                                                                 ======

                                 Exhibit 12 (b)

                             BNP U.S. FUNDING L.L.C.
                Computation of ratio of earnings to fixed charges
                 and preferred securities dividend requirements
                          (in thousands, except ratios)



                                                                      Nine-month period ended
                                                                         September 30,1999
                                                                         -----------------
Net income.......................................................              $42,001
Fixed Charges
         Trustee Fees............................................                   90
         Audit Fees..............................................                   22.5
         Administrative Fees.....................................                  187.5
                                                                             -----------

Total Fixed Charges..............................................                  300
Earnings before fixed charges....................................               42,301
                                                                             ---------
Fixed charges, as above..........................................                  300
Preferred securities dividend....................................               19,345
                                                                             ---------
Fixed charges including preferred securities dividends...........              $19,645
                                                                             =========
Ratio of earnings to fixed charges and preferred securities......                 2.15

                                                                             =========