Form 10-K405
period 1999-12-31
BNP US FUNDING LLC
filed 2000-03-31
CIK 1054659

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1999

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

        Securities registered pursuant to Section 12(b) of the Act: None

                                               Name of Each Exchange on
   Title of Each Class to be Registered            which Registered
-----------------------------------------    ----------------------------
                   None                                  None

           Securities registered pursuant to Section 12(g) of the Act:

                  Noncumulative Preferred Securities, Series A
       (Liquidation Preference US$10,000 per Series A Preferred Security)
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Number of Shares of Common Stock outstanding on December 31, 1999: 53,011

         All outstanding shares of Common Stock were held by Banque Nationale de Paris, the Registrant's parent Company, at December 31, 1999

   Document incorporated by reference                Part of Form 10-K
            in this Form 10-K                        which incorporated
   ----------------------------------        ----------------------------------
                  None                                       --

                                 Form 10-K Index
                                                                            PAGE
                                                                            ----

PART I
   Item 1:   Business..........................................................3
   Item 2:   Properties........................................................9
   Item 3:   Legal Proceedings.................................................9
   Item 4:   Submission of Matters to a Vote of Security Holders...............9

PART II
   Item 5:   Market for Registrant's Common Equity and Related
               Securityholder Matters..........................................9
   Item 6:   Selected Financial Data...........................................9
   Item 7:   Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................10
   Item 7A:  Quantitative and Qualitative Disclosure About Market Risk........14
   Item 8:   Financial Statements and Supplementary Data......................17
   Item 9:   Changes In and Disagreements With Accountants on Accounting
               and Financial Disclosure.......................................33

PART III
   Item 10:   Directors and Executive Officers of the Company.................33
   Item 11:   Executive Compensation..........................................34
   Item 12:   Security Ownership of Certain Beneficial Owners and Management..34
   Item 13:   Certain Relationships and Related Transactions..................34

PART IV
   Item 14:   Exhibits, Financial Statement Schedules and Reports on
                Form 8-K......................................................34

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

         The Company was initially capitalized on October 14, 1997 with the issuance to the Branch of one share of the Company's Common Securities. On December 5, 1997 (inception), the Company commenced operations concurrent with the issuance of 50,000 Series A Preferred Securities to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, and the issuance of 53,011 Common Securities to the Branch. These issuances raised in the aggregate $1,030,115,873 of net capital (including $5,873 of additional paid in capital). This entire amount was used to acquire a portfolio of debt securities (the "Initial Portfolio") at their fair values from the Branch.

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

         The types of Agency Securities in the Portfolio are (i) securities backed only by mortgages with adjustable rates that reset annually at a given rate plus a net margin ("Agency ARMs"); (ii) securities backed by mortgages with a fixed rate for a specified period of time, after which they reset annually at a given rate plus a net margin ("Agency Hybrid ARMs"); and (iii) securities backed by fixed rate loans on multifamily properties ("Agency DUSs").

         Set forth below is a description, as of December 31, 1999 of the Portfolio. As of December 31, 1999, the Eligible Securities included in the Portfolio had an aggregate book value of $1,001,622,585 and an estimated fair value of $981,351,754. As of such date, calculated by aggregate book value, 11.12% of the securities in the Portfolio were floating rate REMIC securities ("Floating-rate REMICs"), 6.11% were fixed rate REMIC securities ("Fixed-rate REMICs"), 10.61% were Agency ARMs, 13.69% were Agency Hybrid ARMs, 38.83% were Agency Debentures and 19.64% were Agency DUSs.

         The following table sets forth certain information with respect to each type of security included in the Portfolio:

                                    Portfolio

                             As of December 31, 1999

                                                             Percentage of
                                                             Portfolio by
                                              Aggregate        Aggregate     Number of
             Type of Security             Book Value ($000)   Book Value    Securities
----------------------------------------- -----------------  -------------  ----------
Floating-rate REMICs.....................       $111,364         11.12%           19
Fixed-rate REMICs........................         61,216          6.11             2
Agency ARMs..............................        106,267         10.61            28
Agency Hybrid ARMs.......................        137,097         13.69            19
Agency Debentures........................        388,969         38.83            10
Agency DUSs .............................        196,709         19.64            17
                                                 -------         -----            --

TOTAL....................................     $1,001,622        100.00%           95
                                              ==========       ========          ===

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

                              FLOATING-RATE REMICS

                             As of December 31, 1999

                                                                                    Weighted
                                   Book Value                                     Average Life       Maturity
            Series                   ($000)       Current Coupon     Life Cap       (Years)            Date
---------------------------------  ----------     --------------     --------     ------------     -----------
FANNIE MAE 1993-210 FB...........  $25,522            6.056%             9%          2.36          10-25-2022
FHLMC-GNMA 38 F..................    3,335            6.125              10          3.76           8-25-2023
FANNIE MAE 1997-28 FA............    5,487            4.983              10         10.31           5-25-2027
FANNIE MAE 1996-51 FA............    2,339             6.25               9          3.48           3-18-2025
FANNIE MAE 1990-121 F............    9,153            6.456            11.5          4.57          10-25-2020
FANNIE MAE 1992-141 FA...........    3,649            5.562            10.5          2.88           8-25-2007
FREDDIE MAC 1256 CA..............      969            5.012            10.5          1.22           1-15-2022
Morgan Stanley Mortgage              3,578             4.75              10          4.89
    Trust 41 Class 1(1)..........                                                                   2-20-2022
FANNIE MAE 1993-155 FG...........    1,243            6.156             9.5          2.73           6-25-2023
FREDDIE MAC 1040 H...............   10,641            6.575              11          7.92           2-15-2021
FANNIE MAE 1997-52 F.............    1,830            6.187             9.5          1.95           2-20-2024
FANNIE MAE 1997-42 F.............    3,563            6.187               9          5.17          12-18-2025
FANNIE MAE 1935 FA...............    7,733            6.037               9          5.75           2-15-2026
FANNIE MAE 2020 FB...............    1,550            6.976               9           .88           9-15-2023
FANNIE MAE 2054 FA...............   12,133            5.975               9         14.19           9-15-2026
FANNIE MAE 1721 M................   13,291            5.818               9         11.57           5-15-2024
FANNIE MAE 2034 FB...............       69            6.006               9           .24           9-15-2026
FANNIE MAE X-188B TA.............    1,832             6.50             N/A          2.16          10-25-2013
FANNIE MAE G92 60 F..............    3,447            5.719              10          6.36          10-25-2022

Total............................ $111,364
                                   =======

(1)  Morgan Stanley Mortgage Trust 41 was established as of December 1, 1991 by
     Morgan Stanley Capital I Inc.


         Fixed-rate REMICs

         Fixed-rate REMICs are backed by Agency Securities where a particular portion of the cash flows are directed to the Fixed-rate REMICs. FNMA, GNMA and FHLMC all guarantee the full and timely payment of principal and interest on the pools of mortgages, which flow through to the Fixed-rate REMICs.

                                FIXED-RATE REMICS

                             As of December 31, 1999

                                                         Weighted
                                 Book Value   Current     Average      Maturity
           Series                  ($000)     Coupon    Life (Years)     Date
------------------------------   ----------   -------   ------------   ---------
FANNIE MAE 1997-56 PE.........   $ 46,817       6.50       12.30       6-18-2026
FANNIE MAE 1993-80A...........     14,399       5.50         .72       5-25-2023
                                   ------
Total.........................   $ 61,216
                                   ======


         Agency ARMs

         The Agency ARMs in the Adjustable Rate Mortgage ("ARM") pools consist of securities having the timely payment of principal and interest generally guaranteed by GNMA, FNMA and FHLMC. The securities consist of pools of adjustable rate mortgages, whose interest rates reset annually at a rate equal to the then-current rate of the One-Year Constant Maturity Treasury Index (as defined below) plus a net margin. The interest ratio for each ARM pool is subject to a periodic cap and a lifetime cap, which vary by agency and pool.

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

                                   AGENCY ARMs

                             As of December 31, 1999


                                                                                  Weighted
                                  Book Value                                    Average Life       Maturity
    Pool No. (1)                    ($000)      Current Coupon     Life Cap        (Years)           Date
                                  ----------    --------------     --------     ------------       --------
FN 394850.......................    $1,359           6.062           12.06%          10.62         7-1-2027
FN 397901.......................     1,776           5.887            11.89          10.65         8-1-2027
FH 846384.......................     3,178           7.109            11.73           3.80        12-1-2026
FN 374711.......................     1,279           5.719            11.68          10.25         7-1-2027
FN 374773.......................       602           5.826            11.82          10.54         3-1-2027
FH 410544.......................       261           5.908            11.91           3.65         9-1-2027
FH 610727.......................       656           5.739            11.74           4.00         5-1-2027
G 280094........................    20,885            6.75            11.00           3.97        7-20-2027
G 28506.........................    10,619            6.75            12.50           5.33        9-20-2024
G 280001 .......................     2,687           6.125            12.50           5.41       10-20-2026
FN 313242.......................     1,145           7.305            11.86           4.42        11-1-2026
FN 367349.......................       982           5.934            11.93          10.35        12-1-2026
FN 313311.......................     1,310           7.197            11.77          10.52        12-1-2026
FN 363057.......................     1,825           5.401            11.39          10.30         2-1-2027
FN 313190.......................     1,971           7.103            12.08           2.08         9-1-2026
FN 363070.......................       838           5.495            11.50          10.49         3-1-2027
FN 313377.......................     4,570           6.106            11.56          10.16         2-1-2027
FN 370479.......................       814           5.336            11.33          10.52         3-1-2027
FN 378243.......................       290            6.22            12.22          10.46         7-1-2027
FN 313432.......................     2,465           5.928            11.81           4.94         2-1-2027
FN 370478.......................       747           5.367            11.35           9.79         2-1-2027
FN 396355.......................       757            5.80            11.80          10.63         8-1-2027
FN 374774.......................        71           5.392            11.39             .1         3-1-2027
FN 391247.......................     5,310           6.289            11.38          10.72         4-1-2027
FN 419444 ......................     1,318           5.586            11.46           2.08         2-1-2028
FH 786213.......................    14,804           6.874            11.87           5.38        12-1-2027
FH 786088 ......................    17,828           6.761            11.76           5.06        12-1-2027
FH 785825 .....................      5,920           6.714            11.72           4.91         5-1-2027
                                     -----
     Total......................  $106,267
                                   =======
--------------
(1)"FN"=  FNMA; "G"=  GNMA; and  "FH"=  FHLMC.


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

                               AGENCY HYBRID ARMs

                             As of December 31, 1999

                           Book Value                                  Weighted Average     Maturity
  Pool No. (1)              ($ 000)      Current Coupon    Life Cap      Life (Years)         Date
                           ----------    --------------    --------    ----------------     --------
FN 345856............       $ 7,531           6.839%          11.86         10.96           8-1-2036
FN 374138............        10,000           6.331           11.35         10.44           3-1-2027
FN 361370............        17,761           7.484           13.56          9.92           7-1-2026
FN 397136............         7,248           7.72            13.75         10.18           6-1-2027
FN 361372............        20,633           7.831           12.88          9.79           7-1-2026
FN 312824............         3,650           7.375           12.38          9.85           6-1-2025
FN 362968............         2,390           7.701           12.27          9.9            1-1-2026
FN 374917............         4,514           6.666           11.74         10.41           4-1-2027
FN 403006............         6,437           6.439           11.5          10.53          11-1-2007
FN 404484............         6,199           6.486           11.5          10.53          11-1-2027
FN 422276............        15,525           7.533           13.2           4.73          12-1-2027
FN 422268............         2,764           8.00            12.9           8.21          12-1-2024
FN 422265............         5,860           7.55            13.25          9.34           1-1-2026
FN 415286............         5,822           6.341           12.34         10.65           2-1-2028
FN 342054............         2,238           5.686           11.34         11.40           4-1-2036
FN 409850............         3,836           6.637           11.63         10.59           3-1-2028
FN 417833............         8,826           6.412           11.39         10.57           3-1-2028
FG G40330............         1,695           7.00             N/A            .13           8-1-2000
FH 786414............         4,168           6.521           11.38          5.31           7-1-2028
                            -------
    Total............      $137,097
                            =======

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

                                AGENCY DEBENTURES

                             As of December 31, 1999

          Security                 Book Value
         Description                ($ 000)      Current Coupon    Weighted Average Life (Years)
-------------------------------    ----------    --------------    -----------------------------
FHLMC 3134A2DT2                       24,141          5.75%                   8.05
FNMA 31359MCY7.................      114,400          2.13                    N/A
FNMA 31359MDR1.................       42,000          1.75                    N/A
FNMA 31359MDU4.................       45,723          6.00                    8.13
FNMA 31359C5BO.................       23,865          6.44                    7.70
FNMA 31359C6C7.................        7,494          6.48                    7.74
FNMA 31359CU55.................       12,258          6.70                    7.55
FNMA 31359CYE2.................       50,000          6.68                    7.32
FNMA 31359CYX0.................       50,000          6.80                    7.34
FNMA 31359C5Q7.................       19,090          6.55                    7.47
                                     -------
TOTAL                                388,969
                                     =======


         Agency DUSs

         Pursuant to a Board of Directors resolution of November 4, 1998, the Company may invest in Agency DUSs. A Delegated Underwriting and Servicing (DUS) pool is 100% guaranteed by FNMA and backed by loans on multifamily properties. These are fixed-rate loans ranging in size from $1 million to $50 million. FNMA guarantees timely payment of interest and principal, including any balloon payments. Consequently, there is no risk of a loss of principal. Loans include yield maintenance provisions that permit the borrower to prepay his mortgage but only with a penalty that is sufficient to compensate the investor for early prepayment. Any yield maintenance collected is passed through to the investor. Lenders share any loss on defaulted loans, assuming that the loans are underwritten properly.

                                   Agency DUSs

                             As of December 31, 1999

          Security                 Book Value
         Description                ($ 000)      Current Coupon    Weighted Average Life (Years)
-------------------------------    ----------    --------------    -----------------------------
FNMA 380491....................        5,908          6.11                    7.91
FNMA 380583....................       19,753          6.15                    7.96
FNMA 380933....................        8,210          5.92                    8.28
FNMA 381152....................        5,303          5.88                    8.35
FNMA 381294....................        2,007          5.81                    8.42
FNMA 381578..................         23,246          6.23                    8.67
FNMA 381608....................        7,250          5.93                    8.67
FNMA 381640....................        5,872          5.86                    8.60
FNMA 381488....................        4,409          6.19                    8.61
FNMA 381514....................        5,068          6.19                    8.61
FNMA 381705....................        4,086          6.26                    8.77
FNMA 381730....................       16,048          6.39                    8.77
FNMA 381115....................       11,923          5.97                    8.27
FNMA 380115....................       44,484          6.29                    7.62
FNMA 381117....................        5,098          5.80                    8.34
FNMA 381450....................       12,150          5.78                    8.49
FNMA 381556....................       15,894          6.24                    8.57
                                      ------
     Total.....................     $196,709
                                     =======


Item 2:     Properties

         The Company does not own or lease any property. It uses the facilities of the Branch located at 499 Park Avenue, New York, New York 10022.

Item 3:     Legal Proceedings

         None.

Item 4:     Submission of Matters to a Vote of Security Holders

         None.

Item 5:     Market for Registrant's Common Equity and Related Security holder
            Matters

Market Information

         There is no established public trading market for the Company's Common Securities, all of which are held by the Branch. The Bank has agreed with the Company that, so long as any Series A Preferred Securities are outstanding, it will maintain direct or indirect ownership of 100% of the outstanding Common Securities.

Dividends

         Holders of Common Securities are entitled to receive dividends when, as and if declared by the Company's Board of Directors, out of net gains from the disposition of securities in the Portfolio and net income not required to be applied to fund dividends with respect to the Series A Preferred Securities.

         During 1999 the Company had declared and paid $18,806,956 in dividends on the Common Securities.

Item 6:     Selected Financial Data

         The following table sets forth selected financial data for the years ended December 31, 1999 and December 31, 1998


(in thousands, except share and yield data)


                                                                     Year Ended            Year Ended
                                                                 December 31, 1999     December 31, 1998
                                                                 -----------------     -----------------
Income Statement:
----------------
Interest income                                                      $   58,485            $   53,703
Net income                                                               57,685                53,432
Average number of redeemable Common Securities outstanding               53,011                53,011
Net income per redeemable Common Security                                358.33                278.10

Balance Sheet:
-------------
Investment Securities at fair value                                     981,352               962,027
Total Assets                                                          1,263,193             1,574,170
Series A Preferred Securities outstanding                               500,000               500,000
Total Redeemable Common Securities, Preferred Securities,
   and Securityholders' Equity                                       $1,030,131            $1,044,151

Other Data:
----------
Comprehensive Income                                                 $   43,477            $   62,717
Dividends paid on Series A Preferred Securities                      $   38,690            $   38,690
Dividends paid on redeemable Common Securities                       $   18,807            $   14,134
Number of Series A Preferred Securities outstanding                      50,000                50,000
Number of redeemable Common Securities outstanding                       53,011                53,011
Average yield on investment securities                                     6.07%                 5.15%


Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion pertains to the years ended December 31, 1999 and December 31, 1998.

General

         The Company was formed on October 14, 1997 and commenced operations on December 5, 1997 by the sale to qualified institutional buyers of 50,000 Series A Preferred Securities and the sale to the Branch of BNP of 53,011 Common Securities. Together, such sales raised net capital of $1,030,115,873, which the Company used to purchase the Initial Portfolio from the Branch.

         The Company's sole business is to acquire, hold and manage debt instruments, largely consisting of mortgage obligations, in the Portfolio, which generate net income for distribution to securityholders. The Company's major source of income is interest generated by the securities in the Portfolio.

Results of Operations

         The Company had revenues of $58,485,217, for the year ended December 31, 1999 and $53,703,474 for the year ended December 31, 1998. These amounts consisted entirely of interest income. Interest on the securities in the Portfolio amounted to $49,599,666 and $51,226,580, respectively, representing an aggregate yield of 6.07% and 5.15%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows:

                                               1999                       1998
                                      ----------------------     ----------------------
Floating-rate REMICs..............    $  7,597,094     5.44%     $ 14,874,017     5.70%
Fixed-rate REMICs.................    $  4,530,699     6.31%     $  4,104,877     4.41%
Agency ARMs.......................    $  7,390,529     5.81%     $ 10,245,225     5.63%
Agency Hybrid ARMs................    $  9,724,696     5.93%     $ 12,958,164     6.48%
Agency Debentures.................    $ 10,116,794     6.67%     $    553,473     2.75%
Agency DUS........................    $  5,782,550     6.47%                -        -%
Treasuries........................    $  4,457,304     5.72%     $  8,490,824     5.80%


         The yield on the Agency Debentures was approximately 5.41% when taking into account the income from the derivative products used to hedge these securities. The yield on the Agency DUSs was approximately 5.90% when taking into account the income from the derivative products used to hedge these securities.

         During the third quarter of 1999 the Company sold its entire position in U.S. Treasury Notes, with a par value of $140 million and an aggregate book value of $145,240,859 at the time of their sale. These sales were made pursuant to a unanimous resolution of the Board of Directors adopted on June 30, 1999. They resulted in an aggregate loss of $338,192. The Company reinvested the proceeds of such sales in fixed-rate eligible securities Agency Debentures having a maturity at least equal to, and a yield higher than, the U.S. Treasury Notes.

         The average book value of the Portfolio during 1999 and the 1998 Period was $967,177,785 and $989,170,343, respectively. This reflects the following prepayments and reinvestments:

PREPAYMENTS                               1999                    1998
--------------------------------      -------------           -------------
Floating-rate REMICs............      $  89,582,824           $ 188,840,328
Fixed-rate REMICs...............      $  38,956,064           $  19,823,014
Agency ARMs.....................      $  59,239,363           $ 266,494,555
Agency Hybrid ARMs..............      $  72,933,937           $ 101,443,581
Agency DUS                            $     826,116           $           -
Agency Debentures...............      $           0           $      18,425


REINVESTMENTS                             1999                    1998
--------------------------------      -------------          -------------
Floating-rate REMICs............                -            $ 124,837,899
Fixed-rate REMICs...............                -            $  78,641,348
Agency ARMs.....................                -            $  40,874,409
Agency Hybrid ARMs..............                -            $ 169,715,612
Agency DUS......................      $ 177,545,235          $           -
Agency Debentures...............      $ 288,874,293          $ 120,000,000


         The Company also recorded interest income from the short-term investment for 1999 and the 1998 of $2,837,021 and $2,477,193, respectively. These amounts are attributable to (i) interest payments on securities in the Portfolio and (ii) prepayments of principal pending their reinvestment.

         The increase in the aggregate yield on the securities in the Portfolio to 6.07% for 1999 from 5.15% for the 1998 was due primarily to prevailing market conditions resulting in a higher interest rate environment in the United States. The CMT index (as defined in Item 1), on which yields on the Agency ARMs and Agency Hybrid ARMs are based, stood at 5.98% at December 31, 1999 as compared to 4.53% at December 31, 1998. The average for the year ended December 31, 1999 was 5.08% with a low of 4.41% on January 14, 1999, as compared to the average for the year ended December 31, 1998 of 5.05%, with a low of 3.86 on October 16, 1998.

         As of December 31, 1999, approximately 80.36% of the Portfolio consisted of collateralized mortgage obligations (Floating-Rate REMICs and Fixed-Rate REMICs) and Mortgage-Backed Securities (Agency ARMs, Agency Hybrid ARMs and Agency DUSs), and approximately 19.64% consisted of Agency Debentures. Floating Rate securities accounted for approximately 35.42% of the Portfolio's collateralized mortgage obligations and mortgage backed securities. In addition, the agency debentures and the Agency DUSs are hedged so that the fixed rate payments received are converted into prevailing floating rates. This accounted for approximately 58.47% of the Portfolio.

         The aggregate market value of the securities in the Portfolio as of December 31, 1999 was lower than the book value by approximately 2.02%, due to an increase in interest rates. These securities are classified as available for sale and the unrealized net gain (loss) is recorded in Accumulated Other Comprehensive Income.

         Operating expenses for the years ended December 31, 1999 and December 31, 1998 totaled $462,661 and $271,589 respectively. Operating expenses consisted largely of audit fees, fees of Citibank as Trustee and fees paid to the Branch under the Services Agreement.

         The Company's net income for the year ended December 31, 1999 was $57,685,365 and for the year ended December 31, 1998 it was $53,432,185. As of December 31, 1999, the Company had declared and paid dividends as follows:

       Security                       Amount                Date Paid
-----------------------------       -----------         ------------------
Series A Preferred Securities       $19,345,000         June 5, 1999
                                    $19,345,000         December 5, 1999

Common Securities                    $8,454,284         June 15, 1999
                                    $10,352,672         December 15, 1999


         These amounts were paid from the Company's retained earnings generated from net income for the period from December 1, 1998 to November 30, 1999.

SFAS 125 Receivable and Obligation

         Under Statement of Financial Accounting Standard (SFAS) 125, transfers of financial assets that do not meet certain sale accounting requirements must be accounted for as a secured borrowing transaction with a pledge of collateral. Due to the potential consequences of a Shift Event, the Company's purchase of the Initial Portfolio (as defined in Item 1 herein) from the Branch did not meet certain SFAS 125 sale accounting requirements. Accordingly, the Company recorded at December 5, 1997 a receivable for the consideration paid to the Branch for the Initial Portfolio treated as collateral. Since the Company has the right to sell and pledge the securities in the Initial Portfolio treated as collateral, in applying SFAS 125 the Company recognized the securities in the Initial Portfolio as assets and recorded at December 5, 1997 a related obligation to return them to the Branch. As a legal and economic matter, however, there is no such receivable or obligation since (a) neither the Bank nor the Branch has any obligation to repay any part of the purchase price for the Initial Portfolio or to repurchase or redeem any of the securities included therein, and (b) the Company has no obligation to return any of such securities to the Bank or the Branch (except in the limited circumstances and to the extent that the occurrence of a Shift Event (Defined herein Item 8, Note 2) under the Charter would require the transfer of any assets held by the Company at the time). As the securities in the Initial Portfolio are paid, the receivable will be deemed to be realized and the obligation will be reduced, each by an amount corresponding to the amount of the payments received. At December 31, 1999 and December 31,1998, respectively, the receivable arising from payment for securities amounted to $238,038,499 and $521,643,688 and the obligation arising from the receipt of securities amounted to $233,056,327 and $529,905,305 . (The difference between the amounts of the receivable and the obligation result from a requirement to mark the obligation to market in parallel with the related securities). The decrease in the amount of such receivable and such obligation between the two dates reflects the prepayment of securities in the Initial Portfolio. The Company recognized the cash proceeds of such prepayments as a reduction in the receivable and concurrently reduced the associated obligation. Such decreases in the receivable and the obligation did not affect the Company's results of operations or cash flow. Such transactions are accounted for as a purchase under SFAS 125.

Year 2000 Issue

         The potential Year 2000 issue is the result of computer programs that were designed using coding that defined the applicable year with two digits rather than four. Such coding may prevent many of these programs from distinguishing the year 2000 from 1900. This "Year 2000 Issue" may affect computer systems that include, but are not limited to, those imbedded in business data processing systems, management and planning systems and communications systems. Systems that do not properly recognize dates on or after January 1, 2000 could generate erroneous data or fail. The Company uses the Branch's hardware and software for all of its operations. Failure to be Year 2000 compliant could result in major disruptions of the operations of the Branch and thus the Company.

Through February 2, 2000, the amounts incurred by the Branch related to the assessment of, and efforts in connection with, the Year 2000 and the development and execution of a remediation plan have approximated $1,247,500. The Branch's total remaining Year 2000 project cost as of February 2, 2000 is estimated at approximately $32,500.

Nothing has come to the Branch's attention, which would cause it to believe that its Year 2000 compliance effort was not successful. While the Branch will continue to monitor for Year 2000 related problems, to date no significant Year 2000 issues have been encountered.

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

Recent Development Regarding the Bank

         Pursuant to two tender offers conducted recently, BNP has acquired control of Paribas. In the first tender offer which closed on August 6, 1999, BNP acquired 64.99% of Paribas' shares, and in the second tender offer which closed on October 21, 1999, BNP increased its shareholding in Paribas to 96.26%. After a public buyout offer as of January 31, 2000, the shareholding increased to 98.90%.

         BNP Paribas Group total and Tier 1 capital ratios at December 31, 1999 were 9.50% and 6.61%.

Item 7A:    Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

         The Company's principal market risk exposure is to changes in interest rates. This exposure arises from its investments in collateralized mortgage obligations, mortgage backed securities, Agency Debentures, and certain derivative instruments used by the Company to modify interest rate exposures.

         The outstanding principal amount and estimated fair value as of December 31, 1999, by each category of investment is set forth in Footnote 4 of the financial statements contained in Item 8 herein.

Interest Rate Risk

         The Company's income consists primarily of interest payments on collateralized mortgage obligations, Mortgage-Backed Securities, Agency Debentures and Treasuries. Currently, the Company uses derivative products to manage a portion of its interest rate risk.

         Due to a moderate increase in market interest rates, as occurred throughout 1999, the Company experienced a stabilization/increase in interest income on its collateralized mortgage obligations and its Mortgage-Backed Securities. The increase in interest income resulted from upward adjustments of the indices upon which the interest rates on floating rate mortgage loans are based.

The Company is a party to fourteen interest rate swaps with BNP. In all of these swaps the Company pays a fixed coupon and receives floating rate payments on the notional balances (in thousands) as set out below:



   Fair Value at       Notional
 December 31, 1999     Balance         Value Date           Maturity Date      Fixed Rate        Receive Rate
-------------------    --------     -----------------      ---------------     ----------    ----------------------
80                     $42,000      November 25, 1998      March 26, 2008      JPY 1.75      US Three Month Libor
                                                                                             plus Six Basis Points
(2,150)                $58,000      November 25, 1998      October 9, 2007     JPY 2.125     US Three Month Libor
                                                                                             plus Six Basis Points
1,306                  $19,753      November 25, 1998      August 25, 2008     US 6.15       US One Month Libor
                                                                                             plus Five Basis
                                                                                             Points
1,547                  $23,246      May 25, 1999           May 25, 2009        US 6.23       US One Month Libor
                                                                                             Plus One and half
                                                                                             Basis Points
258                    $50,000      February 12, 1999      March 5, 2007       US 6.68       US One Month Libor
                                                                                             minus Two Basis
                                                                                             Points
(97)                   $50,000      February 11, 1999      March 14, 2007      US 6.80       US One Month Libor
                                                                                             minus Two Basis
                                                                                             Points
(1,327)                $30,000      March 29, 1999         October 9, 2007     JPY 2.125     US Three Month Libor
                                                                                             minus Two and half
                                                                                             Basis Points
(828)                  $26,400      April 6, 1999          October 9, 2007     JPY 2.125     US Three Month Libor
                                                                                             minus One Basis
                                                                                             Points
1,793                  $26,686      June 25, 1999          June 25, 2009       US 6.23       US One Month Libor
                                                                                             Plus Three and half
                                                                                             Basis Points
2,578                  $21,427      February 25, 1999      February 25, 2009   US 5.41       US One Month Libor
                                                                                             plus Three  Basis
                                                                                             Points
899                    $16,047      July 1, 1999           June 25, 2009       US 6.39       US One Month Libor
                                                                                             Plus Three and half
                                                                                             Basis Points
2,410                  $44,484      September 27, 1999     March  28, 2008     US 6.29       US One Month Libor
                                                                                             plus Five Basis
                                                                                             Points
1,256                  $15,894      November 26, 1999      April 27, 2009      US 6.04       US One Month Libor
                                                                                             plus Four Basis
                                                                                             Points
2,642                  $29,171      September 27, 1999     February 25, 2009   US 5.85       US One Month Libor
                                                                                             Plus Three Basis
                                                                                             Points


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

The breakdown of the Company's available-for-sale securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below ($ in thousands) based on management's prepayment assumptions:


                                   Due after     Due after     Due after     Due after     Due after      2005 and
At December 31, 1999                  2000          2001          2002         2003           2004       thereafter       Total
-----------------------------      ---------     ---------     ---------     ---------     ---------     ----------     ----------
Fixed Rate Instruments:

Fixed-rate REMICs............      $  14,399                                                              $  46,817     $   61,216
   Agency Debentures.........                                                                               388,969        388,969
   Agency DUSs                                                                                              196,709        196,709
                                   ---------     ---------     ---------     ---------    ----------      ---------     ----------
Total Fixed Rate Instruments.      $  14,399                                                              $ 632,495     $  646,894
                                   ---------     ---------     ---------     ---------    ----------      ---------     ----------

Floating Rate Instruments:

Floating-rate REMICs.........      $   1,038     $  23,259     $  21,364     $  27,861     $   8,971      $  28,871     $  111,364
   Agency ARMS...............            261        28,489        33,210         3,910        19,209         21,188        106,267
   Agency Hybrid ARMs........         72,106         2,239        25,525        22,765         2,763         11,699        137,097
                                   ---------     ---------     ---------     ---------     ---------      ---------     ----------
Total Floating Rate Instruments    $  73,405     $  53,987     $  80,099     $  54,536     $  30,943      $  61,758     $  354,728
                                   ---------     ---------     ---------     ---------     ---------      ---------     ----------
TOTAL                              $  87,804     $  53,987     $  80,099     $  54,536     $  30,943      $ 694,253     $1,001,622
                                   =========     =========     =========     =========     =========      =========     ==========


                                   Due after     Due after     Due after     Due after     Due after      2004 and
At December 31, 1998                  1999          2000          2001          2002          2003       thereafter        Total
-----------------------------      ---------     ---------     ---------     ---------     ---------     ----------     ----------
Fixed Rate Instruments:

Fixed-rate REMICs............      $   5,982     $  47,244                                                $  46,831     $  100,057
   Agency Debentures.........                                                                               119,981        119,981
   Treasuries ...............                                                                               145,882        145,882
                                   ---------     ---------     ---------     ---------     ---------      ---------     ----------
Total Fixed Rate Instruments.      $   5,982     $  47,244                                                $ 312,694     $  365,920
                                   ---------     ---------     ---------     ---------     ---------      ---------     ----------

Floating Rate Instruments:

Floating-rate REMICs.........      $  22,416     $  45,986     $  72,236     $  51,076     $   4,875                    $  196,589
   Agency ARMS...............         31,816        73,580         8,748        24,299        33,281                       171,454
   Agency Hybrid ARMs........        117,506        19,479        45,966         4,048        14,573         10,187        211,759
Total Floating Rate Instruments    $ 171,738     $ 261,739     $ 126,680     $  79,423     $  52,729      $  10,187     $  579,802
                                   ---------     ---------     ---------     ---------     ---------      ---------     ----------
TOTAL                              $ 177,720     $ 186,289     $ 126,680     $  79,423     $  52,729      $ 322,881     $  945,722
                                   =========     =========     =========     =========     =========      =========     ==========

Actual maturities may differ from maturities shown above due to prepayments.


Item 8:     Financial Statements and Supplementary Data

                        Report of Independent Accountants

To the Board of Directors and
Stockholders of BNP U.S. Funding L.L.C.

         In our opinion, the accompanying balance sheets and the related statements of income, comprehensive income, changes in redeemable common securities, preferred securities and securityholders' equity and of cash flows present fairly, in all material respects, the financial position of BNP U.S. Funding L.L.C. (the "Company") at December 31, 1999 and December 31, 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
New York, New York
March 27, 2000

/s/ PricewaterhouseCoopers LLP


ITEM 8:      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             BNP U.S. FUNDING L.L.C.

                                  BALANCE SHEET

                      (in thousands, except per share data)



                                                             December 31, 1999     December 31,1998
                                                             -----------------     ----------------
ASSETS:
Cash and cash equivalents..................................     $    27,189            $    84,013
Investment securities (Notes 3 and 4)
   Available-for-sale, at fair value.......................         981,352                962,027
Receivable arising from payment for securities,
   pursuant to the application of SFAS 125 (Note 3)........         238,038                521,644
Accounts Receivable........................................              15                    458
Accrued interest receivable................................           6,232                  4,784
Other Assets...............................................          10,367                  1,244
                                                                -----------            -----------
TOTAL ASSETS...............................................     $ 1,263,193            $ 1,574,170
                                                                ===========            ===========

LIABILITIES:
Obligation arising from the receipt of securities,
   pursuant to the application of SFAS 125 (Note 3)........     $   233,056            $   529,905
Due to affiliates..........................................
Accrued expenses...........................................               6                    114
                                                                -----------            -----------
TOTAL LIABILITIES..........................................         233,062                530,019
                                                                -----------            -----------
Redeemable Common Securities, par value and redeemable
   value $10,000 per security; 150,000 securities
   authorized, 53,011 securities issued and outstanding             530,110                530,110
   (Note 5)................................................
Preferred Securities, liquidation preference $10,000 per
   security; 150,000 securities authorized, 50,000
   securities issued and outstanding.......................         500,000                500,000
Additional paid in capital.................................               6                      6
Accumulated other comprehensive income.....................          (4,923)                 9,285
Retained earnings..........................................           4,938                  4,750
                                                                -----------            -----------

TOTAL REDEEMABLE COMMON SECURITIES, PREFERRED SECURITIES
   AND SECURITYHOLDERS' EQUITY.............................       1,030,131              1,044,151
                                                                -----------            -----------

TOTAL LIABILITIES AND TOTAL REDEEMABLE COMMON SECURITIES,
   PREFERRED SECURITIES AND SECURITYHOLDERS' EQUITY........     $ 1,263,193            $ 1,574,170
                                                                ===========            ===========

The accompanying Notes to Financial Statements are an integral part of these Statements.


                             BNP U.S. FUNDING L.L.C.

                               STATEMENT OF INCOME

                      (in thousands, except per share data)



                                                  Twelve-month          Twelve-month
                                                  period ended          period ended
                                                December 31, 1999     December 31, 1998
                                                -----------------     -----------------
INTEREST INCOME:
Collateralized Mortgage Obligations:
   Floating-rate REMICs......................      $    7,597            $   14,874
   Fixed-rate REMICs.........................           4,530                 4,105
Mortgage-Backed Securities:
   Agency ARMs...............................           7,390                10,245
   Agency Hybrid ARMs........................           9,725                12,958
   Agency DUSs                                          5,273                  ----
Agency Debentures............................          16,676                   553
Treasuries...................................           4,457                 8,491
Interest on Deposits.........................           2,837                 2,477
                                                   ----------            ----------
Total........................................          58,485                53,703
                                                   ----------            ----------
NONINTEREST EXPENSE:

Realized Loss on Treasury Notes                           338
Fees and expenses............................             462                   271
                                                   ----------            ----------

NET INCOME APPLICABLE TO PREFERRED
   AND REDEEMABLE COMMON SECURITIES..........      $   57,685            $   53,432
                                                   ----------            ----------
NET INCOME PER REDEEMABLE COMMON SECURITY....      $   358.33            $   278.10
                                                   ==========            ==========

The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.

                        STATEMENT OF COMPREHENSIVE INCOME

                                 (in thousands)




                                                                  Twelve-month        Twelve-month
                                                                  period ended        period ended
                                                               December 31, 1999    December 31,1998
                                                               -----------------    ----------------
NET INCOME                                                        $   57,685           $   53,432

OTHER COMPREHENSIVE INCOME:
Net change in unrealized gain (loss) in fair value of
   securities available-for-sale treated as collateral
   (Note 3)                                                          (13,243)               5,913
Netchange in unrealized loss in fair value of obligation
   arising from the receipt of securities pursuant to the
   application of SFAS 125 (Note 3)                                   13,243               (5,913)
Net change in unrealized gain (loss) in fair value of
   securities and related interest and foreign exchange rate
   swaps available-for-sale not treated as collateral
   (Note 3)                                                          (14,208)               9,285
                                                                  -----------          ----------
ACCUMULATED OTHER COMPREHENSIVE INCOME                               (14,208)               9,285
                                                                  -----------          ----------
COMPREHENSIVE INCOME                                              $   43,477           $   62,717
                                                                  ==========           ==========

The accompanying Notes to Financial Statements are an integral part of these Statements.



                             BNP U.S. FUNDING L.L.C.

              STATEMENT OF CHANGES IN REDEEMABLE COMMON SECURITIES,
                PREFERRED SECURITIES AND SECURITYHOLDERS' EQUITY

                                 (in thousands)



                                                                                                          TOTAL REDEEMABLE
                                                                            ACCUMULATED                  COMMON SECURITIES,
                                 REDEEMABLE                  ADDITIONAL        OTHER                    PREFERRED SECURITIES
                                   COMMON      PREFERRED       PAID IN     COMPREHENSIVE    RETAINED    AND SECURITYHOLDERS'
                                 SECURITIES    SECURITIES      CAPITAL         INCOME       EARNINGS           EQUITY
                                 ----------    ----------    ----------    -------------    --------    --------------------
Beginning Balance                $      10      $      --     $      --      $      --     $      --        $        10
Issuance on December 5, 1997
(inception)...................     530,100             --             6             --            --            530,106
Private Placement
on December 5, 1997...........          --        500,000            --             --            --            500,000
Net income                              --             --            --             --         4,142              4,142
                                 ---------      ---------     ---------      ---------     ---------        -----------
Balance at December 31, 1997..     530,110        500,000             6             --         4,142          1,034,258
                                 ---------      ---------     ---------      ---------     ---------        -----------
Net income....................          --             --            --             --        53,432             53,432
Other comprehensive income....          --             --            --          9,285            --              9,285

Dividends Paid--
Preferred Securities..........                                                               (38,690)           (38,690)
Dividends Paid--
Common Securities.............                                                               (14,134)           (14,134)
                                 ---------      ---------     ---------      ---------     ---------        -----------
Balance at December 31, 1998..     530,110        500,000             6          9,285         4,750          1,044,151
                                 ---------      ---------     ---------      ---------     ---------        -----------
Net income                                                                                    57,685             57,685
Other comprehensive income                                                     (14,208)                         (14,208)
Dividends Paid--
Preferred Securities..........                                                               (38,690)           (38,690)
Dividends Paid--
Common Securities.............                                                               (18,807)           (18,807)
                                 ---------      ---------     ---------      ---------     ---------        -----------
Balance at December 31, 1999..   $ 530,110      $ 500,000     $       6      $  (4,923)    $   4,938        $ 1,030,131
                                 =========      =========     =========      =========     =========        ===========


The accompanying Notes to Financial Statements are an integral part of these Statements.


                             BNP U.S. FUNDING L.L.C.

                             STATEMENT OF CASH FLOWS

                                 (in thousands)



                                                                        Twelve-month         Twelve-month
                                                                        period ended         period ended
                                                                     December 31, 1999     December 31, 1998
                                                                     -----------------     -----------------
OPERATING ACTIVITIES:
Net income............................................................   $   57,685            $   53,432

Adjustments to reconcile net income to cash provided from
  operating activities:
Premium amortization..................................................        4,395                 9,992
Net change in interest receivable.....................................          469                 2,119
Net change in accrued expenses........................................         (108)                   79
Net change in accounts receivable.....................................          443                  (458)
Net change in due to affiliates.......................................                                (12)
                                                                         ----------            ----------

Net cash provided from operating activities...........................       62,884                65,152
                                                                         ----------            ----------

INVESTING ACTIVITIES:
Purchase of investment securities:
   Floating-rate REMICs...............................................            -              (124,838)
   Fixed Rate REMICs..................................................            -               (78,641)
   Agency ARMs........................................................            -               (40,874)
   Agency Hybrid ARMs.................................................            -              (169,716)
     Agency DUSs                                                           (177,546)
Agency Debentures.....................................................     (288,874)             (120,000)
Premium paid..........................................................         (652)               (2,869)
Interest receivable...................................................       (1,917)               (1,759)
Sale of Treasury Note.................................................      145,240
Proceeds from principal payments of securities available-for-sale,
   not treated as collateral..........................................      126,380               114,239
Proceeds from principal payments of securities available-for-sale,
   treated as collateral..............................................      135,158               462,381
                                                                         ----------            ----------
Net cash provided (used) by investing activities......................      (62,211)               37,923
                                                                         ----------            ----------

FINANCING ACTIVITIES:
Cash dividends-- Preferred Securities.................................      (38,690)              (38,690)
Cash dividends-- Common Securities....................................      (18,807)              (14,134)
                                                                         ----------            -----------

Net cash provided (used) by financing activities......................      (57,497)              (52,824)
                                                                         ----------            -----------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS........................................................      (56,824)               50,251
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD........................       84,013                33,762
                                                                         ----------            ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD..............................   $   27,189            $   84,013
                                                                         ==========            ==========
NONCASH FINANCING AND INVESTING ACTIVITIES:
Decrease in receivable arising from payment for securities,
   pursuant to the application of SFAS 125 (Note 3)...................      283,606               474,616
Decrease in obligation arising from receipt of securities,
   pursuant to the application of SFAS 125 (Note 3)...................     (283,606)             (474,616)
                                                                         ----------            ----------
TOTAL NONCASH FINANCING AND INVESTING ACTIVITIES......................            -                     -
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

         To date, the Company has declared and paid dividends as follows:

Security                                                Amount             Date Paid
------------------------                             ------------      ------------------
Series A Preferred Securities....................    $ 19,345,000      June 5, 1998
Common Securities................................    $  5,347,365      June 22, 1998
Series A Preferred Securities....................    $ 19,345,000      December 5, 1998
Common Securities................................    $  8,787,127      December 15, 1998
Series A Preferred Securities....................    $ 19,345,000      June 5, 1999
Common Securities................................    $  8,454,284      June 15, 1999
Series A Preferred Securities....................    $ 19,345,000      December 5, 1999
Common Securities................................    $ 10,352,672      December 15, 1999


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

         These swaps are carried at fair value. The accrual of interest receivable or interest payable on these swaps are reported in Interest Income:
Agency Debentures and Agency DUSs. Changes in the market values of these swaps, exclusive of net interest accruals, are reported in Stockholders' Equity:
Accumulated other comprehensive income.

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

NOTE 4--INVESTMENT SECURITIES:

         The amortized cost and estimated fair value of available-for-sale securities were as follows ($ in 000's) based on management's prepayment assumptions:


                                                                 Gross         Gross
                                                              Unrealized     Unrealized
December 31, 1999                           Amortized Cost       Gains         Losses       Fair Value
-----------------                           --------------    ----------     ----------     ----------
Collateralized Mortgage Obligations:
   Floating-rate REMICs...................    $  111,364      $               $  1,090       $ 110,274
   Fixed-rate REMICs......................        61,216                         3,349          57,867
Mortgage Backed Securities:
   Agency ARMs............................       106,267             16          1,518         104,765
   Agency Hybrid ARMs.....................       137,097                         2,596         134,501
Agency Debentures.........................       388,969          4,046          6,873         386,142
Agency DUSs...............................       196,709                         8,906         187,803
                                              ----------      ---------       --------       ---------
     Total................................    $1,001,622      $   4,062       $ 24,332       $ 981,352
                                              ==========      =========       ========       =========

                                                                 Gross         Gross
                                                              Unrealized     Unrealized
December 31, 1998                           Amortized Cost       Gains         Losses       Fair Value
-----------------                           --------------    ----------     ----------     ----------
Collateralized Mortgage Obligations:
   Floating-rate REMICs...................    $  196,589      $      20       $  1,010       $ 195,599
   Fixed-rate REMIC.......................       100,057                           239          99,818
Mortgage Backed Securities:
   Agency ARMs............................       171,454             28          3,183         168,299
   Agency Hybrid ARMs.....................       211,759          1,081            176         212,664
   Agency Debenture                              119,981          9,303                        129,284
Treasuries................................       145,882         10,481                        156,363
                                              ----------      ---------       --------       ---------
     Total................................    $  945,722      $  20,913       $  4,608       $ 962,027
                                              ==========      =========       ========       =========


         The breakdown of the Company's available-for-sale securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below ($ in 000's) based on management's prepayment assumptions:

                                                         Due after 1    Due after 5
                                        Due in 1 year     through 5      through 10    Due after 10
December 31, 1999                          or less          years          years          years           Total
-----------------                       -------------    -----------    -----------    ------------    -----------
Collateralized Mortgage Obligations:
   Floating-rate REMICs...............   $    1,038      $   81,455     $   28,871      $              $   111,364
   Fixed-rate REMICs..................       14,399                         46,817                          61,216
Mortgage Backed Securities:
   Agency ARMs........................          261          84,818         20,516            672          106,267
   Agency Hybrid ARMs.................       72,106          53,292         11,699                         137,097
Agency Debentures.....................                                     388,969                         388,969
Agency DUSs...........................           --              --        196,709              --         196,709
                                         ----------      ----------     ----------      ----------     -----------
     Total............................   $   87,804      $  219,565     $  693,581      $      672     $ 1,001,622
                                         ==========      ==========     ==========      ==========     ===========

                                                         Due after 1    Due after 5
                                        Due in 1 year     through 5      through 10    Due after 10
December 31, 1998                          or less          years          years          years           Total
-----------------                       -------------    -----------    -----------    ------------    -----------
Collateralized Mortgage Obligations:
   Floating-rate REMICs...............   $   22,416      $  174,173     $               $              $   196,589
   Fixed-rate REMIC...................        5,982          47,244         46,831                         100,057
Mortgage Backed Securities:
   Agency ARMs........................       31,816         139,638                                        171,454
   Agency Hybrid ARMs.................      117,506          84,066                         10,187         211,759
Agency Debentures.....................                                     119,981                         119,981
Treasury..............................           --              --        145,882              --         145,882
                                         ----------      ----------     ----------      ----------     -----------
     Total............................   $  177,720      $  445,121     $  312,694      $   10,187     $   945,722
                                         ==========      ==========     ==========      ==========     ===========

    Actual maturities may differ from maturities shown above due to prepayments.


         The breakdown of the Company's available-for-sale securities by category and yield is summarized below:


                                                           Due after 1    Due after 5
                                          Due in 1 year     through 5      through 10     Due after 10
December 31, 1999                            or less          years          years           years           Total
-----------------                         -------------    -----------    -----------    -------------     ---------
Collateralized Mortgage Obligations:
    Floating-rate REMICs..............         4.77%           5.24%          6.25%               %           5.44%
    Fixed-rate REMICs.................         6.00                           6.47                            6.31

Mortgage Backed Securities:
    Agency ARMs.......................         3.80            5.75           6.14            5.36            5.81
    Agency Hybrid ARMs................         5.73            6.19           5.94                            5.93
Agency DUSs...........................          --             --             6.47             --             6.47
Agency Debentures.....................          --             --             6.67             --             6.67
                                            -------         -------        -------         -------         -------
        Total.........................         5.73%           5.79%          6.50%           5.36%           6.07%
                                            =======         =======        =======         =======         =======

                                                           Due after 1    Due after 5
                                          Due in 1 year     through 5      through 10     Due after 10
December 31, 1998                            or less          years          years           years           Total
-----------------                         -------------    -----------    -----------    -------------     ---------
Collateralized Mortgage Obligations:
    Floating-rate REMICs..............         5.42%           5.73%              %              %            5.70%
    Fixed-rate REMIC..................         5.77            2.20           6.47                            4.41
Mortgage Backed Securities:
    Agency ARMs.......................         2.00            6.45                                           5.63
    Agency Hybrid ARMs................         6.37            6.39                           8.68            6.48
    Agency Debentures                           --              --            2.75             --             2.75
Treasuries............................          --              --            5.80             --             5.80
                                            -------         -------        -------         -------         -------
        Total.........................         5.44%           5.71%         4.73%           8.68%           5.15%
                                            =======         =======        =======         =======         =======


         For the period December 31, 1998 to December 31, 1999, the Company sold its entire position of $145 Million Treasury Notes. There were no sales during 1998.

NOTE 5--REDEEMABLE COMMON SECURITIES:

General

         The Company is authorized to issue up to 150,000 Common Securities; as of December 31, 1999 and December 31, 1998, the Company had outstanding 53,011 Common Securities, all of which were held by the Branch. The Bank has agreed with the Company in the Contingent Support Agreement that, so long as any Series A Preferred Securities are outstanding, it will maintain direct or indirect ownership of 100% of the outstanding Common Securities.

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

NOTE 6--RELATED PARTY TRANSACTIONS:

         The Company entered into a Services Agreement with the Branch on December 5, 1997 pursuant to which the Branch manages the securities portfolio of the Company and performs other administrative functions. Expenses incurred under such Agreement were $250,000 as of December 31, 1999 and $50,000 as of December 31, 1998. While the amount of the fee payable under the Agreement is somewhat less than the fee which would be payable in an arm's length transaction with a third party, Management does not believe that the difference is material.

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

NOTE 7--FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The fair values of securities at December 31,1999 and December 31, 1998 were obtained from independent market sources and are summarized in Note 4. The carrying values of investment securities, as shown in Note 4, and the obligation arising from the receipt of securities, pursuant to the application of SFAS 125, approximates their fair value. The fair value of the receivable arising from payment for securities, pursuant to the application of SFAS 125, approximates the aggregate carrying value of the investment securities treated as collateral, which at December 31, 1999 and December 31, 1998 was $233,056,326 and $529,905,305 respectively.

         The carrying value of cash and cash equivalents, accounts receivable, accrued interest receivable, accrued expenses, and due to affiliates approximates fair value.

         The fair value of the interest rate swaps described in Note 8 below at December 31, 1999 was $10,367,233 and $1,243,783 at December 31, 1998.

NOTE 8--DERIVATIVE ACTIVITY:

         In order to modify the interest rate and foreign exchange characteristics of a portion of its assets, the Company engaged in derivative activities by entering into interest rate swaps. The assets to which the swaps relate consist of foreign currency-denominated debt instruments with fixed rate interest payments. The Company entered into swaps primarily based on LIBOR, in order to convert fixed rate foreign-currency denominated interest payments on such assets into variable rate U.S. dollar payments. At December 31, 1999, the Company had outstanding swap agreements with a notional principal amount of $453,107,327.


                             BNP U.S. FUNDING L.L.C.

                   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                      (in thousands, except per share data)


                                               First Quarter    Second Quarter    Third Quarter    Fourth Quarter
                                               -------------    --------------    -------------    --------------
INTEREST INCOME:
Collateralized Mortgage Obligations:
   Floating-rate REMICs......................    $    2,314       $    1,903        $    1,701        $    1,679
   Fixed-rate REMICs.........................         1,352            1,154             1,043               981
Mortgage-Backed Securities:
   Agency ARMs...............................         2,157            1,875             1,678             1,680
   Agency Hybrid ARMs........................         2,560            2,490             2,391             2,284
   Agency DUSs                                          359              802             1,397             2,715
Agency Debentures............................         1,966            3,249             5,421             6,040
Treasuries...................................         2,141            2,138               178
Interest on Deposits                                    929              699               778               431
                                                 ----------       ----------        ----------        ----------
                                                     13,778           14,310            14,587            15,810
                                                 ----------       ----------        ----------        ----------
NONINTERESTEXPENSE:

Realized Loss on Treasury Notes                                           16
                                                                         322
Fees and expenses............................           112              117               107               126
                                                 ----------       ----------        ----------        ----------
                                                        112              133               429               126
                                                 ----------       ----------        ----------        ----------
NET INCOME APPLICABLE TO PREFERRED
  AND REDEEMABLE COMMON SECURITIES...........    $   13,666       $   14,177        $   14,158        $   15,684
                                                 ==========       ==========        ==========        ==========
NET INCOME PER REDEEMABLE
  COMMON SECURITY............................    $   257.78       $   (97.51)       $   267.09        $   (69.03)
                                                 ==========       ==========        ==========        ==========


Item 9: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

          None.

Item 10:    Directors and Executive Officers of the Company

         The following table sets forth information concerning the directors and executive officers of the Company. The directors serve 3-year terms (5 years in the case of the independent director), subject to earlier resignation or removal. The current term of office of each officer and director commenced on December 5, 1998.

         Name and Age                        Position and Offices Held
         ------------                        -------------------------
         Jean-Francois Lepetit (58)          Chairman and Director
         Martine Billeaud (54)               Director
         Jean-Pierre Beck (56)               Director
         Donald J. Puglisi (54)              Independent Director
         Eric Deudon (36)                    President and Director
         Bruno Di Nardo (60)                 Secretary and Director
         Lisa Hermann (39)                   Treasurer


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

         Martine Billeaud is in charge of the Bank's medium and long term funding activities related to Asset and Liability Management. She was previously responsible for domestic treasury business. Ms Billeaud was born in 1945 in Choisy-le-Roi, France.

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

         Eric Deudon is Senior Vice President in charge of Capital Markets activities of the Branch and is Executive Managing Director, head of trading for BNP Capital Markets, LLC. Since joining the Bank in 1990 in Tokyo, he has run or supervised securities trading and investment portfolios and foreign exchange activities. Mr. Deudon was born in 1963 in Saint Cloud, France.

         Bruno Di Nardo is an attorney in New York and has acted as General Counsel of the Bank and its subsidiary French American Banking Corporation in New York for the past 25 years. He was born in 1939.

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

                                              BNP U.S Funding L.L.C.
                                              ----------------------
                                              Registrant


Date: March 27, 2000                          By: /s/ Eric Deudon
                                                  ---------------------
                                                      Eric Deudon
                                                      President and Director


Date: March 27, 2000                          By: /s/ Lisa Hermann
                                                  ----------------------
                                                      Lisa Hermann
                                                      Treasurer