Form 10-Q
period 2000-03-31
BNP US FUNDING LLC
filed 2000-05-15
CIK 1054659

Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report under Section 13 or 15 (d)
                     Of The Securities Exchange Act of 1934


For the Quarter Ended: March 31, 2000        Commission File Number: 000-23745

                             BNP U.S. FUNDING L.L.C.
             (Exact name of registrant as specified in its charter)

               Delaware                                  13-3972207
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    Incorporation or organization)


                       499 Park Avenue, New York, New York
                    (Address of principal executive offices)

                                      10022
                                   (Zip Code)

                                 (212) 415-9400.
              (Registrant's telephone number, including area code)



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

Number of shares outstanding of each of the issuer's classes of common stock on March 31, 2000

                                 Form 10-Q Index

Part I
                                                                       Page
Item 1.    Financial Statements - BNP U.S. FUNDING L.L.C.:

           Balance Sheet at March 31, 2000 and December 31, 1999           3

           Statement of Income for the quarters ended March 31, 2000       4
           and March 31, 1999
           Statement of Comprehensive Income for the Quarters ended        5
           March 31, 2000 and March 31, 1999
           Statement of Changes in Securityholders' Equity for the         6
           quarters ended March 31, 2000 and March 31, 1999
           Statement of Cash Flows for the quarters ended March 31,        7
           2000 and March 31, 1999
           Notes to Financial Statements                                   8

Item 2.    Management's Discussion and Analysis of Financial Condition     15
           and  Results of Operation

Item 3.    Quantitative and Qualitative Disclosures about Market Risk      17

Part II

Item 1.    Legal Proceedings                                               20

Item 2.    Changes in Securities and Use of the Proceeds                   20

Item 3.    Defaults Upon Senior Securities                                 20

Item 4.    Submission of Matters to a Vote of Security Holders             20

Item 5.    Other Information                                               20

Item 6.    Exhibits and Current Reports on Form 8-K                        22

Part I  Item 1.

                        BNP U.S. FUNDING L.L.C.
                             BALANCE SHEET

                 (in thousands, except per share data)

                                                                 March 31, 2000            December 31, 1999
                                                                  (unaudited)                  (audited)
                                                            ------------------------    -----------------------
ASSETS:
Cash and cash equivalents                                         $    64,461               $     27,189
Investment securities (Notes 3 and 4)                                 957,674                    981,352
Available-for-sale, at fair value
Receivable arising from payment for securities,                       227,536                    238,038
pursuant to the application of SFAS 125 (Note 3)
Accounts Receivable                                                       ---                         15
Accrued interest receivable                                             6,548                      6,232
Other Assets                                                           12,874                     10,367
                                                                       ------               ------------
TOTAL ASSETS                                                      $ 1,269,093               $  1,263,193
                                                                  ===========               ============
LIABILITIES:

Obligation arising from the receipt of securities,                $   222,745               $    233,056
pursuant to the application of SFAS 125 (Note 3)
Accrued expenses                                                           23                          6
                                                                  -----------               ------------
TOTAL LIABILITIES                                                     222,768                    233,062
                                                                  -----------               ------------
Redeemable common securities, par value and redeemable
value $10,000 per security; 150,000 securities authorized,
53,011 securities issued and outstanding (Note 5)                     530,110                    530,110

Preferred securities, liquidation preference $10,000 per              500,000                    500,000
security; 150,000 securities authorized, 50,000
securities issued and outstanding

Additional paid in capital                                                  6                          6

Accumulated other comprehensive income                                 (4,730)                    (4,923)

Retained earnings                                                      20,939                      4,938
                                                                  -----------               ------------
TOTAL REDEEMABLE COMMON SECURITIES,
PREFERRED SECURITIES AND
SECURITYHOLDERS' EQUITY                                             1,046,325                  1,030,131
                                                                  -----------               ------------
TOTAL LIABILITIES AND TOTAL REDEEMABLE
COMMON SECURITIES, PREFERRED SECURITIES
AND SECURITYHOLDERS' EQUITY                                       $ 1,269,093                $ 1,263,193
                                                                   ==========               ============

The accompanying Notes to Financial Statements are an integral part of these Statements.

                        BNP U.S. FUNDING L.L.C.
                          STATEMENT OF INCOME
                 (in thousands, except per share data)


                                                                   Three-month period ended      Three-month period
                                                                        March 31, 2000          ended March 31, 1999
                                                                          (unaudited)               (unaudited)
                                                                   -------------------------  ------------------------
INTEREST INCOME:

Collateralized Mortgage Obligations:
         Floating-rate REMICs                                            $    1,671                     $2,314
         Fixed-rate REMICs                                                      944                       1352
Mortgage Backed Securities:
         Agency ARMs                                                          1,660                      2,157
         Agency Hybrid ARMs                                                   2,180                      2,560
         Agency DUSs                                                          2,992                        138
Agency Debentures                                                             6,053                      2,187
Treasury Notes                                                                  ---                      2,141
Interest on Deposits                                                            611                        929
                                                                         ----------                 ----------
Total                                                                        16,111                     13,778
                                                                         ----------                 ----------
NONINTEREST EXPENSE:
Fees and expenses                                                               110                        113
                                                                         ----------                 ----------

                                                                                110                        113
                                                                         ----------                 ----------

NET INCOME APPLICABLE TO PREFERRED AND REDEEMABLE COMMON
SECURITIES                                                               $   16,001                    $13,665
                                                                         ==========                    =======
NET INCOME PER REDEEMABLE COMMON SECURITY                                $   301.84                   $ 257.78
                                                                         ==========                   ========


The accompanying Notes to Financial Statements are an integral part of these Statements.

                        BNP U.S. FUNDING L.L.C.

                   STATEMENT OF COMPREHENSIVE INCOME

                            (in thousands)

                                                                         Three-month period      Three-month period
                                                                         ended March 31,2000    ended March 31, 1999
                                                                             (unaudited)            (unaudited)
                                                                        ---------------------  ----------------------
NET INCOME                                                                  $    16,001             $   13,665
OTHER COMPREHENSIVE INCOME:
     Net change in unrealized gain (loss) in fair value of
       securities available-for-sale treated as collateral
       (Note 3)                                                                     191                 (8,349)
      Net change in unrealized (gain) loss in fair value of
         obligation arising from the receipt of securities
         pursuant to the application of SFAS 125 (Note 3)                          (191)                 8,349
      Net change in unrealized gain (loss) in fair value of
         securities and related interest and foreign
         exchange rate swaps available-for-sale not treated
         as collateral (Note 3)                                                     193                 (8,628)
                                                                            -----------             -----------
      OTHER COMPREHENSIVE INCOME                                                    193                 (8,628)
                                                                            -----------             -----------
COMPREHENSIVE INCOME                                                        $    16,194             $    5,037
                                                                            ===========             ==========




The accompanying Notes to Financial Statements are an integral part of these Statements.

                        BNP U.S. FUNDING L.L.C.

         STATEMENT OF CHANGES IN REDEEMABLE COMMON SECURITIES,
           PREFERRED SECURITIES AND SECURITYHOLDERS' EQUITY

                            (in thousands)

                                                                                                               TOTAL REDEEMABLE
                                                                                ACCUMULATED                   COMMON SECURITIES,
                                   REDEEMABLE                    ADDITIONAL        OTHER                     PREFERRED SECURITIES
                                     COMMON       PREFERRED       PAID IN      COMPREHENSIVE    RETAINED     AND SECURITYHOLDERS'
                                   SECURITIES     SECURITIES      CAPITAL         INCOME        EARNINGS            EQUITY
                                  ------------   ------------   ------------   -------------    --------     --------------------

Balance at December 31, 1998..     $ 530,110      $ 500,000          $ 6           $ 9,285        $4,750          $ 1,044,151
                                   ---------      ---------      -------           -------        ------          -----------
Net income                                                                                        13,665               13,665
Other comprehensive income              ---            ---          ---             (8,626)         ---                (8,626)
                                   ---------      ---------      -------           -------        ------          -----------
Balance at March 31, 1999            530,110        500,000            6               659        18,415            1,049,190
                                   ---------      ---------      -------           -------        ------          -----------
Net income                                                                                        44,020               44,020
Other comprehensive income                                                          (5,582)                            (5,582)
Dividends Paid--
Preferred Securities..........                                                                   (38,690)             (38,690)
Dividends Paid--                        ---            ---          ---              ---         (18,807)             (18,807)
                                   ---------      ---------      -------           -------        ------          -----------
Common Securities.............
Balance at December 31, 1999         530,110        500,000            6            (4,923)        4,938            1,030,131
                                   ---------      ---------      -------           -------        ------          -----------
Net income                                                                                        16,001               16,001
Other comprehensive income                                                             193                                193
Dividends Paid--
Preferred Securities..........
Dividends Paid--                   ---------      ---------      -------           -------        ------          -----------
                                   ---------      ---------      -------           -------        ------          -----------
Common Securities.............
Balance at March 31, 2000          $ 530,110      $ 500,000      $     6            (4,730)      $20,939          $ 1,046,325
                                   =========      =========      =======           =======       =======          ===========





The accompanying Notes to Financial Statements are an integral part of these Statements.

                        BNP U.S. FUNDING L.L.C.

                        STATEMENT OF CASH FLOWS

                            (in thousands)

                                                                                    Three-month period     Three-month period
                                                                                   ended March 31,2000   ended March 31, 1999
                                                                                       (unaudited)            (unaudited)
                                                                                   --------------------  ---------------------
OPERATING ACTIVITIES:
Net income                                                                               $   16,001            $   13,665

Adjustments to reconcile net income to cash provided from operating activities:
   Premium amortization                                                                         211                 1,371
   Net change in interest receivable                                                           (316)                (2064)
   Net change in accounts receivable                                                             15                   458
   Net change in accrued expenses                                                                17                     5
   Net change in accounts payable                                                              ----                26,400
                                                                                           --------              --------

Net cash provided (used) from operating activities                                           15,928                39,835
                                                                                           --------              --------

INVESTING ACTIVITIES:
Purchase of investment securities:
   Agency Debentures                                                                              -              (156,400)
   Agency DUSs                                                                                    -               (21,606)
   Premium paid                                                                                   -                  (112)
   Interest receivable                                                                            -                   (86)
Proceeds from principal payments of securities available-for-sale,                           10,719                54,348

Not treated as collateral
Proceeds from principal payments of securities available-for-sale,
Treated as collateral                                                                        10,625                56,597
                                                                                           --------              --------

Net cash provided (used) by investing activities                                             21,344               (67,259)
                                                                                           --------              --------

FINANCING ACTIVITIES:

Cash dividends - Preferred Securities                                                             0                     0
Cash dividends - Common Securities                                                                0                     0
                                                                                           --------              --------
Net cash provided (used) by financing activities                                                  0                     0
                                                                                           --------              --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         37,272               (27,424)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               27,189                84,013
                                                                                           --------              --------


CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $ 64,461              $ 56,589
                                                                                           ========              ========

NONCASH FINANCING AND INVESTING ACTIVITIES:

Decrease in receivable arising from payment for securities,
Pursuant to the application of SFAS #125 (Note 3)                                            10,502                57,823

Decrease in obligation arising from receipt of securities,
Pursuant to the application of SFAS #125 (Note 3)                                           (10,502)              (57,823)
                                                                                           --------              --------


TOTAL NONCASH FINANCING AND INVESTING ACTIVITIES                                           $      0              $      0
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

To date, the Company has declared and paid dividends as follows:

Security                               Amount                   Date Paid
--------                               ------                   ---------

Series A Preferred Securities       $19,345,000             June 5, 1998
                                    $19,345,000             December 5, 1998
                                    $19,345,000             June 5, 1999
                                    $19,345,000             December 5, 1999
Common Securities                    $5,347,365             June 22, 1998
                                     $8,787,127             December 15, 1998
                                     $8,454,284             June 15, 1999
                                    $10,352,672             December 15, 1999

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

As securities within the Initial Portfolio mature or prepay, the Company will recognize the cash proceeds as a reduction in a receivable arising from payment for securities. Concurrent with the receipt of such cash proceeds, the Company will derecognize such securities and reduce the obligation. In accounting for this transaction as a secured borrowing transaction in accordance with SFAS 125, the Company has recorded a receivable of $227,355,606 which is equal to the remaining amount paid by Branch to acquire the Initial Portfolio.

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

NOTE 4--INVESTMENT SECURITIES:

The amortized cost and estimated fair value of available-for-sale securities were as follows ($ in 000's) based on management's prepayment assumptions:

                                                                   Gross           Gross
                                                  Amortized     Unrealized       Unrealized         Fair
March 31, 2000                                       Cost          Gains           Losses           Value
--------------                                    ---------     ----------       ----------        -------
Collateralized Mortgage Obligations:
  Floating-rate REMICs                           $  102,919      $     --         $  2,141       $  100,778
  Fixed-rate REMICs                                  60,709           ---            3,542           57,167
Mortgage Backed Securities:
  Agency ARMs                                       100,845           316            1,270           99,891
  Agency Hybrid ARMs                                130,345           158            1,674          128,829
Agency Debentures.........................          389,020         4,328            8,344          385,004
Agency DUSs...............................          196,231          ----           10,226          186,005
                                                    -------          ----           ------          -------
  Total                                            $980,069      $  4,802          $27,197       $  957,674
                                                   ========      ========          =======       ==========

                                                                   Gross           Gross
                                                  Amortized     Unrealized       Unrealized         Fair
December 31, 1999                                    Cost          Gains           Losses           Value
-----------------                                 ---------     ----------       ----------        -------

Collateralized Mortgage Obligations:
  Floating-rate REMICs                           $  111,364        $   --          $ 1,090        $ 110,274
  Fixed-rate REMIC                                   61,216            --            3,349           57,867
Mortgage Backed Securities:
  Agency ARMs                                       106,267            16            1,518          104,765
  Agency Hybrid ARMs                                137,097            --            2,596          134,501
Agency Debentures.........................          388,969         4,046            6,873          386,142

Agency DUSs...............................          196,709            --            8,906          187,803
                                                    -------          ----           ------          -------
  Total                                          $1,001,622      $  4,062         $ 24,332        $ 981,352
                                                  =========      ========          =======        =========


The breakdown of the Company's available-for-sale securities by category and expected weighted average life distribution (stated in terms of amortized cost) is summarized below ($ in 000's) based on management's prepayment assumptions:



                                                               Due after 1    Due after
                                               Due in 1 year     through      5 through     Due after
March 31, 2000                                    or less        5 years      10 years      10 years         Total
--------------                                 -------------   -----------    ---------     ---------      ---------
Collateralized Mortgage Obligations:
   Floating-rate REMICs                          $     760      $   70,786    $ 31,373      $     ---      $  102,919
   Fixed-rate REMICs                                12,148           1,745      46,816            ---          60,709
Mortgage Backed Securities:
   Agency ARMs                                          --          76,470      24,375            ---         100,845
   Agency Hybrid ARMs                                  703         125,628       4,014            ---         130,345
   Agency DUSs                                         ---             ---     196,231            ---         196,231
Agency Debentures                                ---------         -------     389,020            ---         389,020
                                                 ---------         -------     -------            ---      ----------
   Total                                         $  13,611      $  274,629    $691,829         $ ----      $  980,069
                                                 =========      ==========    ========         ======      ==========


                                                               Due after 1    Due after
                                               Due in 1 year     through      5 through     Due after
December 31, 2000                                 or less        5 years      10 years      10 years         Total
-----------------                              -------------   -----------    ---------     ---------      ---------

Collateralized Mortgage Obligations:
   Floating-rate REMICs...............          $    1,038      $   81,455    $ 28,871      $     --       $  111,364
   Fixed-rate REMICs..................              14,399              --      46,817            --           61,216
Mortgage Backed Securities:
   Agency ARMs........................                 261          84,818      20,516            672         106,267
   Agency Hybrid ARMs.................              72,106          53,292      11,699            --          137,097
Agency Debentures.....................                 --              --      388,969            --          388,969
Agency DUSs.......................... .                --              --      196,709            --          196,709
                                                 ---------         -------     -------            ---      ----------
     Total............................           $  87,804      $  219,565   $ 693,581        $   672     $ 1,001,622
                                                 =========      ==========   =========         ======      ==========


Actual maturities may differ from maturities shown above due to prepayments.


The breakdown of the Company's available-for-sale securities by category and yield is summarized below:


                                                               Due after 1    Due after
                                               Due in 1 year     through      5 through     Due after
March 31, 2000                                    or less        5 years      10 years      10 years         Total
--------------                                 -------------   -----------    ---------     ---------      ---------

Collateralized Mortgage Obligations:
   Floating-rate REMICs                             6.68%         6.14%          5.89%          --%            6.07%
   Fixed-rate REMICs                                5.81          6.61           6.33         ----             6.23
Mortgage Backed Securities:
   Agency ARMs                                      ----          6.38           6.51         ----             6.41
   Agency Hybrid ARMs                               6.79          6.68           6.34         ----             6.67
   Agency DUSs                                      ----          ----           6.08         ----             6.08
Agency Debenture                                    ----          ----           6.50         ----             6.50
                                                    ----          ----           ----         ----             ----
   Total                                            5.92%         6.46%          6.29%        ----%            6.34%
                                                   =====          =====          =====        =====            ====


                                                               Due after 1    Due after
                                               Due in 1 year     through      5 through     Due after
December 31, 2000                                 or less        5 years      10 years      10 years         Total
-----------------                              -------------   -----------    ---------     ---------      ---------

Collateralized Mortgage Obligations:
Floating-rate REMICs                                4.77%         5.24%          6.25%            %            5.44%
Fixed-rate REMICs                                   6.00                         6.47                          6.31
Mortgage Backed Securities:
Agency ARMs                                         3.80          5.75           6.14           5.36           5.81
Agency Hybrid ARMs                                  5.73          6.19           5.94                          5.93

Agency DUSs                                         --              --           6.47            --            6.47
Agency Debentures                                                   --           6.67            --            6.67
                                                    ----          ----           ----          ----            ----
Total                                               5.73%         5.79%          6.50%         5.36%           6.07%
                                                    =====         =====          =====         =====           =====

For the period, December 31, 1999 to March 31, 2000, the Company had no sales of its positions.

NOTE 5--REDEEMABLE COMMON SECURITIES:

General

The Company is authorized to issue up to 150,000 Common Securities; as of March 31, 2000 and December 31, 1999, the Company had outstanding 53,011 Common Securities, all of which were held by the Branch. The Bank has agreed with the Company in the Contingent Support Agreement that, so long as any Series A Preferred Securities are outstanding, it will maintain direct or indirect ownership of 100% of the outstanding Common Securities.

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

NOTE 6--RELATED PARTY TRANSACTIONS:

The Company entered into a Services Agreement with the Branch on December 5, 1997 pursuant to which the Branch manages the securities portfolio of the Company and performs other administrative functions. Expenses incurred under such Agreement were $ 62,500 as of March 31, 2000 and $250,000 as of December 31, 1999. While the amount of the fee payable under the Agreement is somewhat less than the fee which would be payable in an arm's length transaction with a third party, Management does not believe that the difference is material.

The Branch, also, serves as the dividend paying agent, registrar, and transfer agent with respect to the Series A Preferred Securities. The fee is $4,000 per annum for these services.

The Company maintains a credit balance account with the Branch for clearing certain transactions.

All of the Company's officers and employees and all but one of the members of the Company's Board of Directors are officers and employees of the Branch or BNP.

NOTE 7--FAIR VALUE OF FINANCIAL INSTRUMENTS:

The fair values of securities at March 31, 2000 and December 31, 1999 were obtained from independent market sources and are summarized in Note 4. The carrying values of investment securities, as shown in Note 4, and the obligation arising from the receipt of securities, pursuant to the application of SFAS 125, approximates their fair value. The fair value of the receivable arising from payment for securities, pursuant to the application of SFAS 125, approximates the aggregate carrying value of the investment securities treated as collateral including accrued interest, which at March 31, 2000 and December 31, 1999 was $222,744,861 and $233,056,326 respectively.

The carrying value of cash and cash equivalents, accounts receivable, accrued interest receivable, accrued expenses, and accounts payable approximates fair value.

The fair value of the interest rate swaps described in Note 8 below at March 31, 2000 and December 31, 1999 was $12,874,280 and $10,367,233 , respectively.

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

At March 31, 2000 and December 31, 1999, the Company had outstanding interest rate swap agreements with a notional principal amount of $452,630,379 and $453,107,327, respectively.

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

Results of Operations

         The following discussion pertains to the Three-month period ended March 31, 2000 (the "2000 Period") and the Three-month period ended March 31, 1999 (the "1999 Period").

During the 2000 Period and 1999 Period, the Company had revenues of $16,111,120 and $13,777,558, respectively. This amount consisted entirely of interest income. Interest on the securities in the Portfolio amounted to $13,294,862 and $12,848,953, representing an aggregate average yield of 6.34% and 5.60%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows:

                                          2000 Period             1999 Period
                                          -----------             -----------

Floating-rate REMICs..............   $1,670,821     6.07%    $ 2,313,785   5.32%
Fixed-rate REMICs.................    $ 944,358     6.23%     $1,351,515   6.42%
Agency ARMs.......................   $1,659,794     6.41%     $2,157,244   5.47%
Agency Hybrid ARMs................   $2,179,715     6.67%     $2,560,328   5.50%
Agency DUSs.......................   $3,021,606     6.08%       $138,296   6.16%
Agency Debentures.................   $3,818,568     6.50%     $2,187,284   3.64%
U.S. Treasury Notes...............       $  ---      ---      $2,140,501   5.92%


The yield on the Agency Debentures was approximately 6.23% when taking into account the income from the derivative products used to hedge these securities. The yield on the Agency DUSs was approximately 6.09% when taking into account the income from the derivative products used to hedge these securities.

The average book value of the Portfolio during the 1999 Period and the 1998 Period was $988,067,735 and $930,959,304, respectively. This reflects the following prepayments and reinvestments:


Prepayments                              2000 Period             1999 Period
-----------                              -----------             -----------

Floating-Rate REMICs..............        $ 7,318,060            $37,180,031
Fix-rate REMICs...................        $ 2,259,034            $20,241,924
Agency ARMs.......................        $ 4,665,414            $25,640,512
Agency Hybrid ARMs................        $ 6,623,905            $27,826,665
Agency DUSs.......................           $476,651             $   56,645


Reinvestments                            2000 Period             1999 Period
-------------                             -----------             ----------
Floating-rate REMICs..............             ----                   ----
Fix-Rate REMICS                                ----                   ----
Agency ARMs.......................             ----                   ----
Agency Hybrid ARMs................             ----                   ----
Agency DUSs.......................             ----             $ 21,065,521
Agency Debentures.................             ----             $156,400,000

The Company also recorded interest income from the short-term investment for the 2000 Period and 1999 Period of $ 610,263 and $ 928,605, respectively. These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio and (ii) prepayments of principal pending their reinvestment.

The increase in the aggregate yield on the securities in the Portfolio to 6.34% for the 2000 Period from 5.60% for the 1999 Period was due primarily to prevailing market conditions resulting in an increasing interest rate environment in the United States.

As of March 31, 2000, approximately 60.31% of the Portfolio consisted of collateralized mortgage obligations (Floating-Rate REMICs and Fixed-Rate REMICs) and mortgage backed securities (Agency ARMs, Agency Hybrid ARMs and Agency
DUSs), and approximately 39.69% consisted of Agency Debentures. Floating Rate securities accounted for approximately 34.09% of the Portfolio's collateralized mortgage obligations and mortgage backed securities. In addition, the agency debentures and the Agency DUSs are hedged so that the fixed rate payments received are converted into floating rates. This accounted for approximately 59.72% of the Portfolio.

The aggregate market value of the securities in the Portfolio as of March 31, 2000 was lower than the book value by approximately 2.29%, due to a net increase in interest rates from the time of their original purchase. These securities are classified as available for sale and unrealized net gain is recorded in Accumulated other comprehensive income.

Operating expenses for the 2000 Period and the 1999 Period totaled $109,882 and $112,225, respectively. Operating expenses consisted of audit fees, Trustee fees to Citibank and fees to the Branch under the Services Agreement.

The Company's net income in the 2000 Period was $16,001,239 and for the 1999 Period it was $13,665,333. As of March 31, 2000 the Company has neither declared or paid dividends during 2000.

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

As the securities in the Initial Portfolio are paid, the receivable will be deemed to be realized and the obligation will be reduced, each by an amount corresponding to the amount of the payments received. At March 31, 2000 and December 31, 1999, respectively, the receivable arising from payment for securities amounted to $227,535,600 and $238,038,499 and the obligation arising from the receipt of securities amounted to $222,744,861 and $233,056,326. (The difference between the amounts of the receivable and the obligation result from a requirement to mark the obligation to market in parallel with the related securities). The decrease in the amount of such receivable and such obligation between the two dates reflects the prepayment of securities in the Initial Portfolio. The Company recognized the cash proceeds of such prepayments as a reduction in the receivable and concurrently reduced the associated obligation. Such decreases in the receivable and the obligation did not affect the Company's results of operations or cash flow. Such transactions are accounted for as a purchase under SFAS 125.

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

The outstanding principal amount and estimated fair value as of March 31, 2000, by each category of investment is depicted in Footnote 4 of the Financial Statements contained in Item 1 herein.

Interest Rate Risk

The Company's income consists primarily of interest payments on collateralized mortgage obligations, mortgage-backed securities, and agency debentures. Currently, the Company uses derivative products to manage a portion of its interest rate risk.

Due to a moderate increase in market interest rates, as occurred throughout the 2000 Period, the Company experienced a increase/stabilization in interest income on its collateralized mortgage obligations, and its mortgage backed securities. The increase in interest income resulted from upward adjustments of the indices upon which the interest rates on floating rate mortgage loans are based.

The Company is a party to fourteen interest rate swaps with BNP. In all of these swaps the Company pays a fixed coupon and receives floating rate payments on the notional balances as set out below:

(000 omitted)


   Fair Value at       Notional
  March 31, 2000        Balance         Value Date            Maturity Date      Fixed Rate       Receive Rate
------------------    ----------     -----------------      -----------------   ------------  -----------------------
62                     $42,000       November 25, 1998      March 26, 2008      JPY 1.75      US Three Month Libor
                                                                                              plus Six Basis Points
(2,164)                $58,000       November 25, 1998      October 9, 2007     JPY 2.125     US Three Month Libor
                                                                                              plus Six Basis Points
1,327                  $19,693       November 25, 1998      August 25, 2008     US 6.15       US One Month Libor
                                                                                              plus Five Basis
                                                                                              Points
1,558                  $23,246       May 25, 1999           May 26, 2009        US 6.23       US One Month Libor
                                                                                              Plus One and half
                                                                                              Basis Points
1,281                  $50,000       February 12, 1999      March 5, 2007       US 6.68       US One Month Libor
                                                                                              minus Two Basis
                                                                                              Points
954                    $50,000       February 11, 1999      March 14, 2007      US 6.80       US One Month Libor
                                                                                              minus Two Basis
                                                                                              Points
(967)                  $30,000       March 29, 1999         October 9, 2007     JPY 2.125     US Three Month Libor
                                                                                              minus Two and half
                                                                                              Basis Points
(829)                  $26,400       April 6, 1999          October 9, 2007     JPY 2.125     US Three Month Libor
                                                                                              minus One Basis
                                                                                              Point
1,796                  $26,622       June 25, 1999          June 25, 2009       US 6.23       US One Month Libor
                                                                                              Plus Three and half
                                                                                              Basis Points
2,562                  $21,365       February 25, 1999      February 25, 2009   US 5.41       US One Month Libor
                                                                                              plus Three  Basis
                                                                                              Points
910                    $16,011       July 1, 1999           June 25, 2009       US 6.39       US One Month Libor
                                                                                              Plus Three and half
                                                                                              Basis Points
2,485                  $44,356       September 27, 1999     March  28, 2008     US 6.29       US One Month Libor
                                                                                              plus Five Basis
                                                                                              Points
1,258                  $15,851       November 26, 1999      April 27, 2009      US 6.04       US One Month Libor
                                                                                              plus Four Basis
                                                                                              Points
2,642                  $29,086       September 27, 1999     February 25, 2009   US 5.85       US One Month Libor
                                                                                              Plus Three Basis
                                                                                              Points


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

The breakdown of the Company's available-for-sale securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below ($ in 000's) based on management's prepayment assumptions:

                                                  Due        Due        Due        Due      Due     2005 and
                                                  after      after      after      after    after    there
                                                  2000       2001       2002       2003     2004     after        Total
                                                 -------    -------    -------    -------  -------  --------     -------
March 31, 2000
Fixed Rate Instruments....................
Fixed-rate REMICs.........................       12,148      1,745                                     46,816      60,709
Agency DUSs...............................                                                            196,231     196,231
Agency Debentures.........................     --------   ---------  ---------  -------- ---------    389,020     389,020
                                               --------   ---------  ---------  -------- ---------    -------     -------
Total Fixed Rate Instruments..............       12,148      1,745   ---------  -------- ---------    632,067     645,960
                                                 ------      -----   ---------  -------- ---------    -------     -------

Floating-rate Instruments.................
Floating-rate REMICs......................          760      3,959     32,204     10,733   23,890      31,373      102,919
Agency ARMs...............................                                        31,276   45,194      24,375      100,845
Agency Hybrid ARMs........................          703                 2,007      3,712  119,909       4,014      130,345
                                                    ---                 -----      -----  -------    --------      -------
Total Floating Rate Instruments...........        1,463      3,959     34,211     45,721  188,993      59,762      334,109
                                                  -----      -----     ------     ------  -------    --------      -------

Total.....................................       13,611      5,704     34,211     45,721  188,993     691,829     980,069
                                                 ======      =====   ========     ======  =======     =======     =======
Actual maturities may differ from maturities shown above due to prepayments.



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

                                                         BNP U.S. FUNDING L.L.C.
                                                                      Registrant



Date:  May 15, 2000                                         By  /s/ Eric Deudon
                                                                ---------------
                                                                Eric Deudon
                                                                President and
                                                                Director

Date: May 15, 2000                                          By  /s/ Lisa Hermann
                                                                ----------------
                                                                Lisa Hermann
                                                                Treasurer