Form 10-Q
period 2000-06-30
BNP US FUNDING LLC
filed 2000-08-15
CIK 1054659

Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report under Section 13 or 15 (d)
                     Of The Securities Exchange Act of 1934


For the Quarter Ended: June 30, 2000           Commission File Number: 000-23745

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

                                      10022
                                      -----
                                   (Zip Code)

                                 (212) 415-9400
                                 --------------
              (Registrant's telephone number, including area code)



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
     Number of shares outstanding of each of the issuer's classes of common stock on June 30, 2000

                                 Form 10-Q Index

Part I                                                                      Page

Item 1.    Financial Statements - BNP U.S. FUNDING L.L.C.:

           Balance Sheet at June 30, 2000 and December 31, 1999                3

           Statement of Income for the six months ended June 30, 2000
           and June 30, 1999                                                   4
           Statement of Comprehensive Income for the quarters ended
           June 30, 2000 and June 30, 1999                                     5
           Statement of Comprehensive Income for the six months ended
           June 30, 2000 and June 30, 1999                                     5
           Statement of Changes in Securityholders' Equity for the
           quarters ended June 30, 2000 and June 30, 1999                      6
           Statement of Cash Flows for the six month period ended
           June 30, 2000 and June 30, 1999                                     7
           Notes to Financial Statements                                       8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operation                                           15
Item 3.    Quantitative and Qualitative Disclosures about Market Risk         18

Part II
Item 1.    Legal Proceedings                                                  20

Item 2.    Changes in Securities and Use of the Proceeds                      20

Item 3.    Defaults Upon Senior Securities                                    21

Item 4.    Submission of Matters to a Vote of Security Holders                21

Item 5.    Other Information                                                  21

Item 6.    Exhibits and Current Reports on Form 8-K                           21

Part I  Item 1.

                             BNP U.S. FUNDING L.L.C.
                                  BALANCE SHEET

                      (in thousands, except per share data)

                                                                 June 30, 2000          December 31, 1999
                                                                  (unaudited)               (audited)
                                                            ----------------------    ---------------------
ASSETS:
Cash and cash equivalents                                         $    54,462               $     27,189

Investment securities (Notes 3 and 4)                                 954,692                    981,352
Available-for-sale, at fair value

Receivable arising from payment for securities,                       216,574                    238,038
pursuant to the application of SFAS 125 (Note 3)

Accounts receivable                                                       ---                         15

Accrued interest receivable                                             6,135                      6,232

Other assets                                                           13,458                     10,367
                                                                       ------               ------------

TOTAL ASSETS                                                      $ 1,245,321               $  1,263,193
                                                                  ===========               ============
LIABILITIES:

Obligation arising from the receipt of securities,                $   209,664               $    233,056
pursuant to the application of SFAS 125 (Note 3)

Accounts payable                                                          220                        ---

Accrued expenses                                                           24                          6
                                                                  -----------               ------------

TOTAL LIABILITIES                                                     209,908                    233,062
                                                                  -----------               ------------

Redeemable common securities, par value and redeemable                530,110                    530,110
value $10,000 per security; 150,000  securities
authorized, 53,011 securities issued and outstanding (Note 5)

Preferred securities, liquidation preference $10,000 per              500,000                    500,000
security; 150,000 securities authorized, 50,000
securities issued and outstanding

Additional paid in capital                                                  6                          6

Accumulated other comprehensive income                                   (243)                    (4,923)

Retained earnings                                                       5,540                      4,938
                                                                  -----------               ------------

TOTAL REDEEMABLE COMMON SECURITIES,
PREFERRED SECURITIES AND
SECURITYHOLDERS' EQUITY                                             1,035,413                  1,030,131
                                                                  -----------               ------------
TOTAL LIABILITIES AND TOTAL REDEEMABLE COMMON
SECURITIES, PREFERRED SECURITIES AND
SECURITYHOLDERS' EQUITY                                           $ 1,245,321               $  1,263,193
                                                                  ===========               ============

The accompanying Notes to Financial Statements are an integral part of these Statements.


                             BNP U.S. FUNDING L.L.C.
                               STATEMENT OF INCOME
                      (in thousands, except per share data)

                                                      Three-month period ended      Three-month period
                                                            June 30, 2000          ended June 30, 1999
                                                             (unaudited)                (unaudited)
                                                      ------------------------     -------------------
INTEREST INCOME:
Collateralized Mortgage Obligations:
              Floating-Rate REMICs                          $     1,650                 $   1,903
              Fixed-Rate REMICs                                     913                     1,154
Mortgage Backed Securities:
              Agency ARMs                                         1,525                     1,875
              Agency Hybrid ARMs                                  2,075                     2,490
              Agency DUSs                                         3,145                     1,217
Agency Debentures                                                 6,223                     2,834
Treasury Notes                                                      ---                     2,138

Interest on Deposits                                              1,069                       699
                                                                  -----                       ---
Total                                                            16,600                    14,310
                                                                 ------                    ------
NONINTEREST EXPENSE:
Realized Loss on Treasury Notes                                     ---                        17

Fees and expenses                                                   146                       117
                                                            -----------                 ---------

                                                                    146                       134
                                                            -----------                 ---------

NET INCOME APPLICABLE TO PREFERRED AND
REDEEMABLE COMMON SECURITIES                                $    16,454                $   14,176
                                                            ===========                ==========
NET INCOME PER REDEEMABLE COMMON SECURITY                   $    (54.54)               $   (97.51)
                                                            ===========                ==========


                                                      Six-month period ended     Six-month period ended
                                                          June 30, 2000              June 30, 1999
                                                            (unaudited)                (unaudited)
                                                      ----------------------     ----------------------
INTEREST INCOME:

Collateralized Mortgage Obligations:
               Floating-Rate REMICs                         $     3,321                $    4,217
               Fixed-Rate REMICs                                  1,858                     2,505
Mortgage Backed Securities:
               Agency ARMs                                        3,185                     4,032
               Agency Hybrid ARMs                                 4,254                     5,051
               Agency DUSs                                        6,137                     1,355
Agency Debentures                                                12,277                     5,021
Treasury Notes                                                      ---                     4,278
Interest on Deposits                                              1,679                     1,628
                                                            -----------                ----------

Total                                                            32,711                    28,087
                                                            -----------                ----------
NONINTEREST EXPENSE:
Realized loss on Treasury Notes                                     ---                        17
Fees and expenses                                                   256                       229
                                                            -----------                ----------
NET INCOME APPLICABLE TO PREFERRED AND
REDEEMABLE COMMON SECURITIES                                $    32,455                $   27,841
                                                            ===========                ==========

NET INCOME PER REDEEMABLE COMMON SECURITY                   $    247.31                $   160.28
                                                            ===========                ==========


The accompanying Notes to Financial Statements are an integral part of these Statements.


                             BNP U.S. FUNDING L.L.C.

                        STATEMENT OF COMPREHENSIVE INCOME

                                 (in thousands)

                                                                         Three-month period      Three-month period
                                                                         ended June 30, 2000    ended June 30, 1999
                                                                             (unaudited)            (unaudited)
                                                                        ---------------------  ----------------------
NET INCOME                                                                  $    16,454             $   14,176
OTHER COMPREHENSIVE INCOME:
     Net change in unrealized gain (loss) in fair value of
         securities available-for-sale treated as collateral
         (Note 3)                                                                (2,120)               (2,665)
      Net change in unrealized (gain) loss in fair value of
         obligation arising from the receipt of securities
         pursuant to the application of SFAS 125 (Note 3)                         2,120                 2,665
      Net change in unrealized gain (loss) in fair value of
         securities and related interest and foreign
         exchange rate swaps available-for-sale not treated
         as collateral (Note 3)                                                   4,487                  (547)
                                                                            ------------            -----------
      OTHER COMPREHENSIVE INCOME                                                  4,487                  (547)
                                                                            ------------            -----------

COMPREHENSIVE INCOME                                                         $  20,941              $   13,629
                                                                            ============            ===========



                                                                          Six-month period        Six-month period
                                                                         ended June 30, 2000    ended June 30, 1999
                                                                             (unaudited)            (unaudited)
                                                                         -------------------    -------------------

NET INCOME                                                                  $    32,455             $   27,841
OTHER COMPREHENSIVE INCOME:
     Net change in unrealized gain (loss) in fair value of
         securities available-for-sale treated as collateral
         (Note 3)                                                                (1,928)               (11,014)
      Net change in unrealized  gain (loss) in fair value
         of obligation arising from the receipt of
         securities pursuant to the application of SFAS 125
         (Note 3)                                                                 1,928                 11,014
      Net change in unrealized gain (loss) in fair value of
         securities and related interest and foreign exchange
         rate swaps available-for-sale not  treated as
         collateral (Note 3)                                                      4,680                 (9,175)
                                                                            -----------             -----------
      OTHER COMPREHENSIVE INCOME                                                  4,680                 (9,175)
                                                                            -----------             -----------

COMPREHENSIVE INCOME                                                        $    37,135             $    18,666
                                                                            ===========             ===========


The accompanying Notes to Financial Statements are an integral part of these Statements.


                             BNP U.S. FUNDING L.L.C.

         STATEMENT OF CHANGES IN REDEEMABLE COMMON SECURITIES, PREFERRED
                     SECURITIES AND SECURITYHOLDERS' EQUITY

                                 (in thousands)


                                                                                  ACCUMULATED                   TOTAL REDEEMABLE
                                                                                     OTHER                      COMMON SECURITIES,
                                   REDEEMABLE                    ADDITIONAL                                   PREFERRED SECURITIES
                                     COMMON       PREFERRED       PAID IN        COMPREHENSIVE     RETAINED   AND SECURITYHOLDERS'
                                   SECURITIES     SECURITIES      CAPITAL           INCOME         EARNINGS          EQUITY
                                   ----------     ----------     ---------       -------------     --------   --------------------
Balance at December 31, 1998       $ 530,110      $ 500,000         $ 6             $ 9,285         $4,750        $ 1,044,151
                                   ---------      ---------         ---             -------         ------        -----------
Net income                                                                                          27,842             27,842
Other comprehensive income                                                           (9,175)                           (9,175)
Dividends Paid- Preferred                                                                          (19,345)           (19,345)
Securities
Dividends Paid- Common                   ---            ---         ---                 ---         (8,454)            (8,454)
Securities
                                   ---------      ---------         ---             -------         ------        -----------

Balance at June 30 1999              530,110        500,000           6                 110          4,793          1,035,019
                                   ---------      ---------         ---             -------         ------        -----------
Net income                                                                                          29,843             29,843
Other comprehensive income                                                           (5,033)                           (5,033)
Dividends Paid-Preferred                                                                           (19,345)           (19,345)
Securities
Dividends Paid--Common                   ---            ---         ---                 ---        (10,353)           (10,353)
Securities
                                   ---------      ---------         ---             -------         ------        -----------

Balance at December 31, 1999         530,110        500,000           6              (4,923)         4,938          1,030,131
                                   ---------      ---------         ---             -------         ------        -----------
Net income                                                                                          32,455             32,455
Other comprehensive income                                                            4,680                             4,680
Dividends Paid - Preferred
Securities                                                                                         (19,345)           (19,345)
Dividends Paid--Common
Securities                               ---            ---         ---                 ---        (12,508)           (12,508)
                                   ---------      ---------         ---             -------         ------        -----------
Balance at June 30, 2000           $ 530,110      $ 500,000         $ 6             $ (243)        $ 5,540        $ 1,035,413
                                   =========      =========         ===             =======       ========        ===========



     The accompanying Notes to Financial Statements are an integral part of these Statements.


                             BNP U.S. FUNDING L.L.C.

                             STATEMENT OF CASH FLOWS

                                 (in thousands)

                                                                           Six-month period      Six-month period
                                                                         ended June 30, 2000    ended June 30, 1999
                                                                             (unaudited)            (unaudited)
                                                                         -------------------    -------------------
OPERATING ACTIVITIES:
Net income                                                                     $   32,455            $   27,841

Adjustments to reconcile net income to cash provided from
operating activities:
   Premium amortization                                                               457                 2,465
   Net change in interest receivable                                                  116                (1,573)
   Net change in accrued interest payable                                             ---                   437
   Net change in accounts receivable                                                   15               (20,487)
   Net change in accrued expenses                                                      18                   (24)
   Net change in accounts payable                                                     220                35,197
                                                                                  -------               -------

Net cash provided from operating activities                                        33,281                43,856
                                                                                  -------               -------
INVESTING ACTIVITIES:

Purchase of investment securities:
   Agency Debentures                                                                  ---              (175,494)
   Agency DUSs                                                                    (18,068)              (87,774)
   Premium paid/discount received                                                     ---                  (112)
   Interest receivable                                                                (19)                   93
   Sale of treasury note                                                              ---                20,945
Proceeds from principal payments of securities available-for-sale,
not treated as collateral                                                          20,753                87,637
Proceeds from principal payments of securities available-for-sale,
treated as collateral                                                              23,179                94,268
                                                                                  -------               -------

Net cash provided (used) by investing activities                                   25,845               (60,437)
                                                                                  -------               -------
FINANCING ACTIVITIES:

Cash dividends - preferred securities                                             (19,345)              (19,345)
Cash dividends - common securities                                                (12,508)               (8,453)
                                                                                  -------               -------
Net cash provided (used) by financing activities                                  (31,853)              (27,798)
                                                                                  -------               -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               27,273               (44,379)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     27,189                84,013
                                                                                  -------               -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           54,462                39,634
                                                                                  =======               =======

NONCASH FINANCING AND INVESTING ACTIVITIES:

Decrease in receivable arising from payment for securities,
pursuant to the application of SFAS #125 (Note 3)                                  21,464               117,018
Decrease in obligation arising from receipt of securities,
pursuant to the application of SFAS #125 (Note 3)                                 (21,464)             (117,018)
                                                                                  -------               -------

TOTAL NONCASH FINANCING AND INVESTING ACTIVITIES                                 $    ---              $    ---
                                                                                  =======               =======

The accompanying Notes to Financial Statements are an integral part of these Statements.

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

BNP U.S. Funding L.L.C. (the "Company") is a Delaware limited liability company formed on October 14, 1997 for the purpose of acquiring and holding certain types of eligible securities that generate net income for distribution to the holders of its Series A Preferred Securities and its redeemable Common Securities. The Company is a wholly owned subsidiary of the New York Branch (the "Branch") of BNP Paribas (the "Bank"). The Bank is a French corporation that conducts retail banking activities in France and corporate and private banking and other financial activities both in France and throughout the world.

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
                                        $19,345,000           December 5, 1998
                                        $19,345,000           June 5, 1999
                                        $19,345,000           December 5, 1999
                                        $19,345,000           June 5, 2000

Common Securities                        $5,347,365           June 22, 1998
                                         $8,787,127           December 15, 1998
                                         $8,454,284           June 15, 1999
                                        $10,352,672           December 15, 1999
                                        $12,508,486           June 19, 2000


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

ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES

In June of 1998, the Financial Accounting Standards Board issued "Accounting for Derivatives and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for all derivative instruments and hedging activities. SFAS 133 requires that an entity measure all hedging activities. SFAS requires that an entity measure all derivatives at fair value and recognize those derivatives as either assets or liabilities on the balance sheet. The change in the derivative's fair value is generally to be recognized in current period earnings. However, if certain conditions are met, a derivative may be specifically designated as a hedge of an exposure to changes in fair value, variability of cash flows, or certain foreign currency exposures. Based on the hedge designation, special hedge accounting rules would allow the derivative's change in value to be recognized either in current period earnings, together with the offsetting change in value of the risk being hedged, or to the extent the hedge is effective, in comprehensive income and subsequently reclassified into earnings when the hedge item affects earnings. Depending on the underlying risk management strategy, these accounting changes could affect reported earnings, assets, liabilities, and securityholders' equity. As a result, the Company will have to reconsider their risk management strategies, since the new standard will not reflect the results of many of those strategies in the same manner as current accounting practice. The Company is in the process of evaluating the potential impact of the new accounting standard. SFAS 133 is effective for all fiscal years beginning after June 15, 1999. The original effective date for the implementation of SFAS 133 has been amended by the issuance of SFAS 137, entitled Accounting for Derivatives and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133. Thus, SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

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

Due to the potential consequences of a Shift Event (as described above), the Company's purchase of the Initial Portfolio from the Branch did not meet certain SFAS 125 sale accounting requirements. Therefore, the purchase of the Initial Portfolio has been accounted for as a secured borrowing transaction with a pledge of collateral. In accounting for this transaction as a secured borrowing transaction in accordance with SFAS 125, the Company has recorded a receivable in an amount equal to the remaining amount paid to the Branch to acquire the Initial Portfolio. In this case, however, having delivered the securities in the Initial Portfolio to the Company, neither the Branch nor BNP Paribas has any further obligation to the Company to repay any part of the purchase price for the Initial Portfolio or otherwise to repurchase or redeem any securities in the Initial Portfolio.

Other provisions of SFAS 125 govern the accounting for financial assets treated as collateral that an entity has the right to sell or repledge. In accordance with such provisions, the Company has recognized the securities in the Initial Portfolio and recorded a related obligation. In this case, the Company has in fact no obligation to return any such securities to the Branch or to BNP Paribas, except to the extent that the consequences of a Shift Event (as described above) might affect securities still held by the Company at the time.

As securities within the Initial Portfolio mature or prepay, the Company will recognize the cash proceeds as a reduction in a receivable arising from payment for securities. Concurrent with the receipt of such cash proceeds, the Company will derecognize such securities and reduce the obligation. In accounting for this transaction as a secured borrowing transaction in accordance with SFAS 125, the Company has recorded a receivable of $216,573,682 which is equal to the remaining amount paid by Branch to acquire the Initial Portfolio.

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

NOTE 4--INVESTMENT SECURITIES:

The amortized cost and estimated fair value of available-for-sale securities were as follows ($ in 000's) based on management's prepayment assumptions:

                                                                     Gross           Gross
                                                  Amortized       Unrealized       Unrealized         Fair
June 30, 2000                                        Cost            Gains           Losses           Value
-------------                                     ---------       ----------       ----------      -----------

Collateralized Mortgage Obligations:
  Floating-Rate REMICs                           $    96,785       $     ---         $  1,522      $    95,263
  Fixed-Rate REMICs                                   58,188             ---            3,278           54,910
Mortgage Backed Securities:
  Agency ARMs                                         93,673              73            1,473           92,273
  Agency Hybrid ARMs                                 123,721             ---            1,925          121,796
  Agency DUSs                                        213,863             ---           10,339          203,524
Agency Debentures                                    389,073           5,422            7,569          386,926
                                                     -------             ---           ------          -------
  Total                                             $975,303       $   5,495          $26,106       $  954,692
                                                    ========       =========          =======       ==========

                                                                     Gross           Gross
                                                  Amortized       Unrealized       Unrealized         Fair
December 31, 1999                                    Cost            Gains           Losses           Value
-----------------                                 ---------       ----------       ----------      -----------

Collateralized Mortgage Obligations:
  Floating-Rate REMICs                            $  111,364    $        ---       $    1,090      $   110,274
  Fixed-Rate REMIC                                    61,216             ---            3,349           57,867
Mortgage Backed Securities:
  Agency ARMs                                        106,267              16            1,518          104,765
  Agency Hybrid ARMs                                 137,097             ---            2,596          134,501
  Agency DUSs                                        196,709             ---            8,906          187,803
Agency Debentures                                    388,969           4,046            6,873          386,142
                                                  ----------       ---------       ----------      -----------
  Total                                           $1,001,622       $   4,062       $   24,332      $   981,352
                                                  ==========       =========       ==========      ===========


The breakdown of the Company's available-for-sale securities by category and expected weighted average life distribution (stated in terms of amortized cost) is summarized below ($ in 000's) based on management's prepayment assumptions:

                                                             Due after 1     Due after
                                               Due in 1 year    through       5 through      Due after
June 30, 2000                                     or less       5 years       10 years       10 years         Total
-------------                                     -------       -------       --------       --------         -----

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                       $     535      $   26,637    $    58,678        $ 10,935      $   96,785
   Fixed-Rate REMICs                              9,715           1,657         46,816             ---          58,188
Mortgage Backed Securities:
   Agency ARMs                                      488          42,208         48,623          2,354          93,673
   Agency Hybrid ARMs                               303          44,022         74,181          5,215         123,721
   Agency DUSs                                      ---             ---        213,863            ---         213,863
Agency Debentures                                   ---             ---        389,073            ---         389,073
                                                 ------         -------        -------         ------         -------
   Total                                      $  11,041      $  114,524    $   831,234    $    18,504      $  975,303
                                              =========    ============     ==========    ===========      ==========



                                                          Due after 1        Due after 5
                                           Due in 1 year   Through 5         Through 10     Due after 10
December 31, 1999                             or less       years              years           years           Total
-----------------                             -------       -----              -----           -----           -----
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                    $     1,038   $  81,455        $  28,871       $  ---          $ 111,364
   Fixed-Rate REMICs                            14,399        ---            46,817          ---             61,216
Mortgage Backed Securities:
   Agency ARMs                                     261      84,818           20,516          672            106,267
   Agency Hybrid ARMs                           72,106      53,292           11,699          ---            137,097
   Agency DUSs                                     ---         ---          196,709          ---            196,709
Agency Debentures                                  ---         ---          388,969          ---            388,969
                                           -------------   -------------  -------------   ------------- -------------
     Total                                 $    87,804   $ 219,565        $ 693,581        $ 672         $1,001,622
                                           =============   =============  =============   ============= =============


Actual maturities may differ from maturities shown above due to prepayments.




The breakdown of the Company's available-for-sale securities by category and yield is summarized below:


                                                             Due after 1    Due after
                                             Due in 1 year     through      5 through      Due after
June 30, 2000                                    Or less       5 years      10 years        10 years         Total
-------------                                    -------       -------      --------        --------         -----

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                            5.87%          6.45%          6.06%       6.45%            6.33%
   Fixed-Rate REMICs                               5.76           6.46           6.50         ---             6.35
Mortgage Backed Securities:
   Agency ARMs                                     3.01           6.32           6.52        6.73             6.41
   Agency Hybrid ARMs                              4.61           6.54           6.67        6.18             6.59
   Agency DUSs                                      ---            ---           6.17         ---             6.17
 Agency Debentures                                  ---            ---           6.59         ---             6.59
                                                  -----           -----          -----       -----            -----
   Total                                           5.58%          6.44%          6.43%       6.41%            6.42%
                                                   =====          =====          =====       =====            =====




                                                                              Due after 5
December 31, 1999                            Due in 1        Due after 1        through 10     Due after 10
-----------------                         year or less     through 5 years        years            years        Total
                                          ------------     ---------------        -----            -----        -----

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                          4.77%           5.24%            6.25%           ---%          5.44%
   Fixed-Rate REMICs                             6.00             ---             6.47            ---           6.31
Mortgage Backed Securities:
   Agency ARMs                                   3.80            5.75             6.14            5.36          5.81
   Agency Hybrid ARMs                            5.73            6.19             5.94                          5.93
   Agency DUSs                                    ---            ---              6.47            ---           6.47
Agency Debentures                                 ---            ---              6.67            ---           6.67
                                                 -----          -----            -----           -----          -----
   Total                                         5.73%          5.79%             6.50%          5.36%          6.07%
                                                 =====          =====             =====          =====          =====




For the period, December 31, 1999 to June 30, 2000, the Company had no sales of its securities.

NOTE 5--REDEEMABLE COMMON SECURITIES:

General

The Company is authorized to issue up to 150,000 Common Securities; as of June 30, 2000 and December 31, 1999, the Company had outstanding 53,011 Common Securities, all of which were held by the Branch. The Bank has agreed with the Company in the Contingent Support Agreement that, so long as any Series A Preferred Securities are outstanding, it will maintain direct or indirect ownership of 100% of the outstanding Common Securities.

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

NOTE 6--RELATED PARTY TRANSACTIONS:

The Company entered into a Services Agreement with the Branch on December 5, 1997 pursuant to which the Branch manages the securities portfolio of the Company and performs other administrative functions. Expenses incurred under such Agreement were $128,999 as of June 30, 2000 and $250,000 as of December 31, 1999. While the amount of the fee payable under the Agreement is somewhat less than the fee which would be payable in an arm's length transaction with a third party, management does not believe that the difference is material.

The Branch, also, serves as the dividend paying agent, registrar, and transfer agent with respect to the Series A Preferred Securities. The fee is $4,000 per annum for these services.

The Company maintains a credit balance account with the Branch for clearing certain transactions.

All of the Company's officers and employees and all but one of the members of the Company's Board of Directors are officers and employees of the Branch or BNP Paribas.

NOTE 7--FAIR VALUE OF FINANCIAL INSTRUMENTS:

The fair values of securities at June 30, 2000 and December 31, 1999 were obtained from independent market sources and are summarized in Note 4. The carrying values of investment securities, as shown in Note 4, and the obligation arising from the receipt of securities, pursuant to the application of SFAS 125, approximates their fair value. The fair value of the receivable arising from payment for securities, pursuant to the application of SFAS 125, approximates the aggregate carrying value of the investment securities treated as collateral including accrued interest, which at June 30, 2000 and December 31, 1999 was $209,663,914 and $233,056,326 respectively.

The carrying value of cash and cash equivalents, accounts receivable, accrued interest receivable, accrued expenses, and accounts payable approximates fair value.

The fair value of the interest rate swaps described in Note 8 below at June 30, 2000 and December 31, 1999 was $13,458,455, and $10,367,233, respectively.

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

At June 30, 2000 and December 31, 1999, the Company had outstanding interest rate swap agreements with a notional principal amount of $470,245,383 and $453,107,327, respectively.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

The Company was formed on October 14, 1997 and commenced operations on December 5, 1997 by the sale to qualified institutional buyers of 50,000 noncumulative, preferred securities, Series A (the "Series A Preferred Securities") and the sale to New York Branch of BNP Paribas (the "Branch") of 53,011 common securities, $10,000 par value per share (the "Common Securities"). Together, such sales raised net capital of $1,030,115,873, which the Company used to purchase a portfolio of securities (the "Portfolio") from the Branch.

The Company's sole business is to acquire, hold and manage debt instruments, largely consisting of mortgage obligations, which generate net income for distribution to securityholders. The Company's major source of income is interest generated by the securities in the Portfolio.

Results of Operations
---------------------

SIX MONTH PERIOD
----------------

         The following discussion pertains to the Six-month period ended June 30, 2000 (the "2000 Period") and the Six-month period ended June 30, 1999 (the "1999 Period").

During the 2000 Period and 1999 Period, the Company had revenues of $32,710,568 and $28,088,258, respectively. This amount consisted entirely of interest income. Interest on the securities in the Portfolio amounted to $31,031,119 and $26,460,605, representing an aggregate average yield of 6.42% and 5.54%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows:

                                      2000 Period            1999 Period
                                      -----------            -----------
Floating-Rate REMICs.........    $3,320,763     6.33%    $4,217,303     5.40%
Fixed-Rate REMICs............    $1,857,589     6.35%    $2,505,426     6.58%
Agency ARMs..................    $3,184,538     6.41%    $4,032,302     5.91%
Agency Hybrid ARMs...........    $4,253,863     6.59%    $5,050,874     6.20%
Agency DUSs..................   $ 6,136,568     6.17%    $1,355,242     6.16%
Agency Debentures............   $12,277,869     6.59%    $5,021,377     3.64%
U.S. Treasury Notes..........   $       ---      ---     $4,278,082     5.92%

During the 2000 Period, the yield on the Agency DUSs and Agency Debentures was approximately 6.25% and 6.31%, respectively, when taking into account the income from the derivative products used to hedge these securities.

The average book value of the Portfolio during the 2000 Period and the 1999 Period was $978,057,432 and $849,258,811 respectively. This reflects the following prepayments and reinvestments:

Prepayments                               2000 Period         1999 Period
-----------                               -----------         -----------

Floating-Rate REMICs........              $ 13,981,641        $61,737,236
Fixed-Rate REMICs...........               $ 4,698,306        $29,796,638
Agency ARMs.................              $ 11,219,481        $42,769,705
Agency Hybrid ARMs..........              $ 13,119,253        $47,429,462
Agency DUSs.................                  $913,324        $   171,959





Reinvestments                                   2000 Period        1999 Period
-------------                                   -----------        -----------
Floating-Rate REMICs.....................             ---                ---
Fixed-Rate REMICS                                     ---                ---
Agency ARMs..............................             ---                ---
Agency Hybrid ARMs.......................             ---                ---
Agency DUSs..............................     $18,068,219          $87,773,354
Agency Debentures........................             ---         $175,494,240

The Company also recorded interest income from short-term investments for the 2000 Period and 1999 Period of $1,679,378 and $ 1,627,652, respectively. These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio and (ii) prepayments of principal pending their reinvestment.

The increase in the aggregate yield on the securities in the Portfolio to 6.42% for the 2000 Period from 5.54% for the 1999 Period was due primarily to prevailing market conditions resulting in an increasing interest rate environment in the United States.

As of June 30, 2000, approximately 60.11% of the Portfolio consisted of collateralized mortgage obligations (Floating-Rate REMICs and Fixed-Rate REMICs) and mortgage backed securities (Agency ARMs, Agency Hybrid ARMs and Agency
DUSs), and approximately 39.89% consisted of Agency Debentures. Floating Rate securities accounted for approximately 32.21% of the Portfolio's collateralized mortgage obligations and mortgage backed securities. In addition, the Agency Debentures and the Agency DUSs are hedged so that the fixed rate payments received are converted into floating rates. This accounted for approximately 61.82% of the Portfolio.

The aggregate market value of the securities in the Portfolio as of June 30, 2000 was lower than the book value by approximately 2.76%, due to a net increase in interest rates from the time of their original purchase. These securities are classified as available for sale and unrealized net gain is recorded in Accumulated Other Comprehensive Income.

Operating expenses for the 2000 Period and the 1999 Period totaled $255,541 and $229,403, respectively. Operating expenses consisted of audit fees, Trustee fees to Citibank and fees to the Branch under the Services Agreement.

The Company's net income in the 2000 Period was $32,455,026 and for the 1999 Period it was $27,841,461. As of June 30, 2000 the Company has declared and paid dividends as follows:

       Security                           Amount                   Date Paid
       --------                           ------                   ---------
Series A Preferred Securities           $19,345,000                June 5, 1999
                                        $19,345,000            December 5, 1999
                                        $19,345,000                June 5, 2000

Common Securities                        $8,454,284               June 15, 1999
                                        $10,352,672           December 15, 1999
                                        $12,508,486               June 19, 2000

The June 2000 amounts were paid from the Company's retained earnings, produced from earnings generated from the period December 1, 1999 to May 31, 2000.

THREE MONTH PERIOD
------------------

         The following discussion pertains to the three-month period ended June 30, 2000 (the "2000 Period") and the three-month period ended June 30, 1999 (the "1999 Period").

During the 2000 Period and 1999 Period, the Company had revenues of $16,600,447 and $14,310,700, respectively. This amount consisted entirely of interest income. Interest on the securities in the Portfolio amounted to $15,531,332 and $13,611,653 representing an aggregate average yield of 6.49% and 6.41%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows:

                                    2000 Period            1999 Period
                                    -----------            -----------
Floating-Rate REMICs.......     $1,650,343     6.43%    $1,903,518     5.23%
Fixed-Rate REMICs..........       $913,814     6.26%    $1,153,911     6.13%
Agency ARMs................     $1,524,544     6.82%    $1,875,058     5.76%
Agency Hybrid ARMs.........     $2,074,548     6.99%    $2,490,546     5.88%
Agency DUSs................     $3,144,653     6.11%    $1,216,946     6.16%
Agency Debentures..........     $6,223,431     6.50%    $2,834,093     3.64%
U.S. Treasury Notes........           ----      ---     $2,137,581     5.92%

The average book value of the Portfolio during the 2000Period and the 1999 Period was $968,047,129 and $890,109,057, respectively. This reflects the following prepayments and reinvestments:

Prepayments                         2000 Period              1999 Period
-----------                         -----------              -----------
Floating-Rate REMICs.........         $6,663,581            $24,557,205
Fixed-Rate REMICs............         $2,439,272             $9,554,713
Agency ARMs..................        $ 6,554,067            $16,467,184
Agency Hybrid ARMs...........        $ 6,495,348            $19,602,797
Agency DUSs..................           $436,673               $115,314


Reinvestments                       2000 Period                      1999 Period
-------------                       -----------                      -----------
Floating-Rate REMICs.........              ---                             ---
Fixed-Rate REMICS                          ---                             ---
Agency ARMs..................              ---                             ---
Agency Hybrid ARMs...........              ---                             ---
Agency DUSs..................          $18,068,219                 $66,167,833
Agency Debentures............              ---                     $19,094,240

The Company also recorded interest income from the short-term investment for the 2000 Period and 1999 Period of $1,069,115 and $699,047 respectively. These amounts are attributable to (i) interest payments on securities in the Portfolio and (ii) prepayments of principal pending their reinvestment.

The increase in the aggregate yield on the securities in the Portfolio to 6.49% for the 2000 Period from 6.41% for the 1999 Period was due primarily to prevailing market conditions resulting in an increasing interest rate environment in the United States.

Operating expenses for the 2000 Period and the 1999 Period totaled $145,659 and $117,178, respectively. Operating expenses consisted of audit fees, Trustee fees to Citibank and fees to the Branch under the Services Agreement.

The Company's net income in the 2000 Period was $16,453,787 and for the 1999 Period it was $14,176,128.


SFAS 125 Receivable and Obligation
----------------------------------

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

As the securities in the Initial Portfolio are paid, the receivable will be deemed to be realized and the obligation will be reduced, each by an amount corresponding to the amount of the payments received. At June 30, 2000 and December 31, 1999, respectively, the receivable arising from payment for securities amounted to $216,573,682 and $238,038,499 and the obligation arising from the receipt of securities amounted to $209,663,914 and $233,056,326. (The difference between the amounts of the receivable and the obligation result from a requirement to mark the obligation to market in parallel with the related securities). The decrease in the amount of such receivable and such obligation between the two dates reflects the prepayment of securities in the Initial Portfolio. The Company recognized the cash proceeds of such prepayments as a reduction in the receivable and concurrently reduced the associated obligation. Such decreases in the receivable and the obligation did not affect the Company's results of operations or cash flow. Such transactions are accounted for as a purchase under SFAS 125.



Liquidity and Capital Resources
-------------------------------

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


Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Sensitivity
-------------------------

The Company's principal market risk exposure is to changes in interest rates. This exposure arises from its investments in collateralized mortgage obligations, mortgage-backed securities, agency debentures, agency DUSs and certain derivative instruments used by the Company to modify interest rate exposures.

The outstanding principal amount and estimated fair value as of June 30, 2000, by each category of investment is depicted in Footnote 4 of the Financial Statements contained in Item 1 herein.

Interest Rate Risk
------------------

The Company's income consists primarily of interest payments on collateralized mortgage obligations, mortgage-backed securities, and agency debentures. Currently, the Company uses derivative products to manage a portion of its interest rate risk.

Due to an increase in market interest rates, as occurred throughout the 2000 Period, the Company experienced an increase in interest income on its collateralized mortgage obligations, and its mortgage backed securities. The increase in interest income resulted from upward adjustments of the indices upon which the interest rates on floating rate mortgage loans are based.

The Company is a party to sixteen interest rate swaps with BNP Paribas. In all of these swaps the Company pays a fixed coupon and receives floating rate payments on the notional balances as set out below:



(000 omitted)

     Fair Value at     Notional
   June 30, 2000        Balance          Value Date          Maturity Date      Fixed Rate       Receive Rate
   -------------        -------          ----------          -------------      ----------       ------------

$(452)               $42,000        November 25, 1998      March 26, 2008      JPY 1.75      US Three Month Libor
                                                                                             plus Six Basis Points

(1,815)               58,000        November 25, 1998      October 9, 2007     JPY 2.125     US Three Month Libor
                                                                                             plus Six Basis Points

1,334                 19,632        November 25, 1998      August 25, 2008     US 6.15       US One Month Libor
                                                                                             plus Five Basis
                                                                                             Points

1,517                 23,246        May 25, 1999           May 26, 2009        US 6.23       US One Month Libor
                                                                                             Plus One and half
                                                                                             Basis Points

1,391                 50,000        February 12, 1999      March 5, 2007       US 6.68       US One Month Libor
                                                                                             minus Two Basis
                                                                                             Points

1,066                 50,000        February 11, 1999      March 14, 2007      US 6.80       US One Month Libor
                                                                                             minus Two Basis
                                                                                             Points

(1,090)               30,000        March 29, 1999         October 9, 2007     JPY 2.125     US Three Month Libor
                                                                                             minus Two and half
                                                                                             Basis Points

(906)                 26,400        April 6, 1999          October 9, 2007     JPY 2.125     US Three Month Libor
                                                                                             minus One Basis
                                                                                             Points

1,785                 26,562        June 25, 1999          June 25, 2009       US 6.23       US One Month Libor
                                                                                             Plus Three and half
                                                                                             Basis Points

2,497                 21,303        February 25, 1999      February 25, 2009   US 5.41       US One Month Libor
                                                                                             plus Three  Basis
                                                                                             Points

  907                 15,976        July 1, 1999           June 25, 2009       US 6.39       US One Month Libor
                                                                                             Plus Three and half
                                                                                             Basis Points

2,510                 44,225        September 27, 1999     March  28, 2008     US 6.29       US One Month Libor
                                                                                             plus Five Basis
                                                                                             Points

1,244                 15,811        November 26, 1999      April 27, 2009      US 6.04       US One Month Libor
                                                                                             plus Four Basis
                                                                                             Points

2,587                 29,001        September 27, 1999     February 25, 2009   US 5.85       US One Month Libor
                                                                                             Plus Three Basis
                                                                                             Points

  257                 8,516         June  26, 2000         October 1, 2007     US 6.68       US One Month Libor
                                                                                             Plus One and half
                                                                                             Basis Points

 626                  9,573         June  26, 2000         October 1, 2008     US 6.19       US One Month Libor
----                 ------                                                                  Plus Four Basis
                                                                                             Points


$13,458              $470,245
=======              ========


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

The breakdown of the Company's available-for-sale securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below ($ in 000's) based on management's prepayment assumptions:


                                       Due      Due        Due        Due        Due        Due         Due
                                       in      after      after      after      after      after       after
                                      2000      2000       2001       2002       2003       2004        2005       Total
                                       ----     ----       ----       ----       ----       ----        ----       -----
June 30, 2000

Fixed Rate Instruments:
Fixed-Rate REMICs...................   $---    $ 9,715    $1,657     $---       $---       $---     $46,816     $58,188
Agency DUSs.........................    ---        ---       ---      ---        ---        ---     213,863     213,863
Agency Debentures...................    ---        ---       ---      ---        ---      62,701    326,372     389,073
                                       -----     -----     -----     -----      -----     ------    -------     -------
Total Fixed Rate Instruments........    ---      9,715     1,657      ---        ---      62,701    587,051     661,124
                                        ---     ------     -----      ---        ---        ---     -------     -------

Floating-Rate Instruments:
Floating-Rate REMICs................    535        ---     4,295    2,912      6,896     25,666       56,481     96,785
Agency ARMs.........................    ---      2,211     6,120   12,558     20,586      3,821       48,377     93,673
Agency Hybrid ARMs..................    303        ---     1,660    9,425     32,936     42,909       36,488    123,721
                                       ----     ------    ------   ------     ------    -------      -------    -------
Total Floating Rate Instruments.....    838      2,211    12,075   24,895     60,418     72,396      141,346    314,179
                                       ====     ======    ======   ======     ======    =======      =======    =======


Total...............................   $838    $11,926   $13,732  $24,895    $60,418   $135,097     $728,397   $975,303
                                       ====     ======    ======   ======     ======    =======      =======    =======

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

                                                 BNP U.S. FUNDING L.L.C.
                                                 -----------------------
                                                              Registrant



Date:  August 15, 2000                           By  /s/ Eric Deudon
                                                     --------------------------
                                                     Eric Deudon
                                                     President and Director

Date: August 15, 2000                            By  /s/ Jean-Pierre Beck
                                                     --------------------------
                                                     Jean-Pierre Beck
                                                     Director

                                   Exhibit 11

                             BNP U.S. FUNDING L.L.C.
                             -----------------------
                       Computation of net income per share
                      (in thousands, except per share data)

                                                        Six-month period ended
                                                             June 30, 2000
                                                        ----------------------

Net Income                                                       $32,455
Less: Preferred Securities Dividend Requirement.......            19,345
                                                                --------
Net Income (Loss) Applicable to Common Securities.....          $ 13,110
                                                                 =======
Securities:

Weighted Average Number of Common Securities

Outstanding...........................................            53,011
                                                                ========


Net Income (Loss) per Common Security................          $ 247.31
                                                               ========

                                 Exhibit 12 (a)

                             BNP U.S. FUNDING L.L.C.
                             -----------------------
                Computation of ratio of earnings to fixed charges
                          (in thousands, except ratios)

                                      Six-month period ended
                                           June 30, 2000
                                      ----------------------

Net income............................        $32,455
                                              -------
Fixed Charges

         Trustee Fees.................             60
         Audit Fees...................             52
         Administrative Fees..........            129
                                                  ---
Total Fixed Charges...................            241
                                              -------
Earnings before fixed charges.........        $32,214
                                              =======
Fixed charges, as above...............        $   241
                                              =======


Ratio of earnings to fixed charges....         133.67
                                               ======

                                 Exhibit 12 (b)

                             BNP U.S. FUNDING L.L.C.
                             -----------------------
                Computation of ratio of earnings to fixed charges
                 and preferred securities dividend requirements
                          (in thousands, except ratios)



                                                        Six-month period ended
                                                            June 30, 2000
                                                     ---------------------------


Net income..................................................     $32,455
                                                                 -------
Fixed Charges
         Trustee Fees.......................................          60
         Audit Fees.........................................          52
         Administrative Fees................................         129
                                                               ---------
Total Fixed Charges.........................................         241
                                                               ---------
Earnings before fixed charges...............................     $32,696
                                                                  ======

Fixed charges, as above.....................................    $    241
Preferred securities dividend...............................      19,345
                                                               ---------
Fixed charges including preferred
securities dividends........................................     $19,586
                                                               =========
Ratio of earnings to fixed charges and
preferred securities........................................        1.67
                                                               =========