Form 10-Q
period 2000-09-30
BNP US FUNDING LLC
filed 2000-11-15
CIK 1054659

Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report under Section 13 or 15 (d)
                     Of The Securities Exchange Act of 1934


For the Quarter Ended: September 30, 2000      Commission File Number: 000-23745

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


                     787 Seventh Avenue, New York, New York
                     --------------------------------------
                    (Address of principal executive offices)

                                      10019
                                      -----
                                   (Zip Code)

                                 (212) 841-2000
                                 --------------
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes [x]       No [ ]




        Common Stock, $10,000 Par Value                     53,011
        -------------------------------                     ------
Number of shares outstanding of the issuer's class of common stock on September 30, 2000

                                 Form 10-Q Index

Part I                                                                      Page

Item 1.   Financial Statements - BNP U.S. FUNDING L.L.C.:

          Balance Sheet at September 30, 2000 and December 31, 1999           3

          Statement of Income for the nine months ended September             4
          30, 2000 and September 30, 1999
          Statement of Comprehensive Income for the quarters                  5
          ended September 30, 2000 and September 30, 1999
          Statement of Comprehensive Income for the nine months               5
          ended September 30, 2000 and September 30, 1999
          Statement of Changes in Securityholders' Equity for the             6
          quarters ended September 30, 2000 and September 30,
          1999
          Statement of Cash Flows for the nine month period ended             7
          September 30, 2000 and September 30, 1999
          Notes to Financial Statements                                       8

Item 2.   Management's Discussion and Analysis of Financial                  15
          Condition and Results of Operation

Item 3.   Quantitative and Qualitative Disclosures about Market Risk         18

Part II

Item 1.   Legal Proceedings                                                  20

Item 2.   Changes in Securities and Use of the Proceeds                      20

Item 3.   Defaults Upon Senior Securities                                    21

Item 4.   Submission of Matters to a Vote of Security Holders                21

Item 5.   Other Information                                                  21

Item 6.   Exhibits and Current Reports on Form 8-K                           21

Part I  Item 1.

                             BNP U.S. FUNDING L.L.C.
                                  BALANCE SHEET

                      (in thousands, except per share data)

         PENDING                                            September 30, 2000     December 31, 1999
                                                               (unaudited)             (audited)
                                                            ------------------     -----------------
ASSETS:
Cash and cash equivalents                                      $    57,243           $    27,189

Investment securities (Notes 3 and 4)                              993,668               981,352
Available-for-sale, at fair value

Receivable arising from payment for securities,                    205,457               238,038
pursuant to the application of SFAS 125 (Note 3)

Accounts receivable                                                    ---                    15

Accrued interest receivable                                          6,718                 6,232

Other assets                                                           ---                10,367
                                                                                     -----------
TOTAL ASSETS                                                   $ 1,263,086           $ 1,263,193
                                                                ==========            ==========
LIABILITIES:

Obligation arising from the receipt of securities,             $   199,181           $   233,056
pursuant to the application of SFAS 125 (Note 3)

Payable for securities purchased                                    16,573
                                                                                            ---
Accrued expenses                                                        41                     6

Other liabilities                                                   10,394                  ---
                                                               -----------           -----------
TOTAL LIABILITIES                                                  226,189               233,062
                                                               -----------           -----------
Redeemable common securities, par value and redeemable             530,110               530,110
value $10,000 per security; 150,000  securities
authorized,

53,011 securities issued and outstanding (Note 5)
Preferred securities, liquidation preference $10,000 per           500,000               500,000
security; 150,000 securities authorized, 50,000
securities issued and outstanding

Additional paid in capital                                               6                     6

Accumulated other comprehensive income                             (15,770)               (4,923)

Retained earnings                                                   22,551                 4,938
                                                               -----------           -----------
TOTAL REDEEMABLE COMMON SECURITIES,
PREFERRED SECURITIES AND
SECURITYHOLDERS' EQUITY                                          1,036,897             1,030,131
                                                               -----------           -----------
TOTAL LIABILITIES AND TOTAL REDEEMABLE COMMON SECURITIES,
PREFERRED SECURITIES AND SECURITYHOLDERS' EQUITY               $ 1,263,086           $ 1,263,193
                                                                ==========            ==========


The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.
                               STATEMENT OF INCOME
                      (in thousands, except per share data)


                                              Three-month period ended      Three-month period
                                                 September 30, 2000      ended September 30, 1999
                                                     (unaudited)               (unaudited)
                                              -------------------------  ------------------------

INTEREST INCOME:
Collateralized Mortgage Obligations:
               Floating-Rate REMICs                 $     1,617                $     1,701
               Fixed-Rate REMICs                            877                      1,043
Mortgage Backed Securities:
               Agency ARMs                                1,509                      1,678
               Agency Hybrid ARMs                         1,931                      2,391
               Agency DUSs                                3,906                      1,397
Agency Debentures                                         6,524                      5,421
Treasury Notes                                             ---                         179
Interest on Deposits                                        759                        778
                                                      ---------                  ---------
Total                                                    17,123                     14,588
                                                      ---------                  ---------
NONINTEREST EXPENSE:
Realized Loss on Treasury Notes                            ---                         322
Fees and expenses                                           112                        107
                                                      ---------                  ---------
                                                            112                        429
                                                      ---------                  ---------

NET INCOME APPLICABLE TO PREFERRED AND
REDEEMABLE COMMON SECURITIES                        $    17,011                $    14,159
                                                      =========                  =========
NET INCOME PER REDEEMABLE COMMON SECURITY           $    320.90               $     267.10
                                                      =========                  =========


                                               Nine-month period ended   Nine-month period ended
                                                 September 30, 2000         September 30, 1999
                                              -------------------------  ------------------------
                                                     (unaudited)               (unaudited)
INTEREST INCOME:
Collateralized Mortgage Obligations:
               Floating-Rate REMICs                 $     4,938                $     5,918
               Fixed-Rate REMICs                          2,735                      3,548

Mortgage Backed Securities:
               Agency ARMs                                4,694                      5,710
               Agency Hybrid ARMs                         6,185                      7,442
               Agency DUSs                               10,043                      2,558

Agency Debentures                                        18,801                     10,637
Treasury Notes                                             ---                       4,457
Interest on Deposits                                      2,438                      2,406
                                                      ---------                  ---------
Total                                                    49,834                     42,675
                                                      ---------                  ---------
NONINTEREST EXPENSE:
Realized loss on Treasury Notes                            ---                         338
Fees and expenses                                           368                        336
                                                      ---------                  ---------
                                                            368                        674
                                                      ---------                  ---------
NET INCOME APPLICABLE TO PREFERRED AND
REDEEMABLE COMMON SECURITIES                        $    49,466                 $   42,001
                                                      =========                  =========
NET INCOME PER REDEEMABLE COMMON SECURITY           $    568.20                 $   427.38
                                                      =========                  =========

The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.

                        STATEMENT OF COMPREHENSIVE INCOME

                                 (in thousands)


                                                               Three-month period    Three-month period
PENDING                                                          ended September      ended September
                                                                    30, 2000              30, 1999
                                                                   (unaudited)          (unaudited)
                                                               ------------------    ------------------
NET INCOME                                                          $  17,011            $  14,159

OTHER COMPREHENSIVE INCOME:
   Net change in unrealized gain (loss) in fair value of
     securities available-for-sale treated as collateral
     (Note 3)                                                             634                   47
   Net change in unrealized gain (loss) in fair value of
     obligation arising from the receipt of securities
     pursuant to the application of SFAS 125 (Note 3)                    (634)                 (47)
   Net change in unrealized gain (loss) in fair value of
     securities and related interest and foreign
     exchange rate swaps available-for-sale not treated
     as collateral (Note 3)                                           (15,527)             (17,103)
                                                                    ---------            ---------
   OTHER COMPREHENSIVE INCOME                                         (15,527)             (17,103)
                                                                    ---------            ---------
COMPREHENSIVE INCOME                                                $   1,484          $    (2,944)
                                                                    =========            =========



                                                                Nine-month period    Nine-month period
PENDING                                                          ended September      ended September
                                                                    30, 2000              30, 1999
                                                                   (unaudited)          (unaudited)
                                                                -----------------    -----------------
NET INCOME                                                          $  49,466            $  42,001
OTHER COMPREHENSIVE INCOME:
   Net change in unrealized gain (loss) in fair value of
     securities available-for-sale treated as collateral
     (Note 3)                                                          (1,294)             (10,967)
   Net change in unrealized  loss  (gain) in fair value
     of obligation arising from the receipt of
     securities pursuant to the application of SFAS 125
     (Note 3)                                                           1,294               10,967
   Net change in unrealized gain (loss) in fair value of
     securities and related interest and foreign exchange
     rate swaps available-for-sale not  treated as
     collateral (Note 3)                                              (10,847)             (26,278)
                                                                    ---------            ---------
   OTHER COMPREHENSIVE INCOME                                         (10,847)             (26,278)
                                                                    ---------            ---------
COMPREHENSIVE INCOME                                                $  38,619            $  15,723
                                                                    =========            =========

The accompanying Notes to Financial Statements are an integral part of these Statements.

                     BNP U.S. FUNDING L.L.C.

   STATEMENT OF CHANGES IN REDEEMABLE COMMON SECURITIES, PREFERRED SECURITIES
                           AND SECURITYHOLDERS' EQUITY

                          (in thousands)

            PENDING                                                                                           TOTAL REDEEMABLE
                                                                                ACCUMULATED                  COMMON SECURITIES,
                                                                                   OTHER                    PREFERRED SECURITIES
                                   REDEEMABLE                    ADDITIONAL                                          AND
                                     COMMON       PREFERRED       PAID IN      COMPREHENSIVE    RETAINED        SECURITYHOLDERS'
                                   SECURITIES     SECURITIES      CAPITAL         INCOME         EARNINGS          EQUITY
                                   ----------     ----------      -------         ------         --------          ------
Balance at December 31, 1998       $ 530,110      $ 500,000        $     6        $ 9,285         $4,750        $ 1,044,151
                                   ---------      ---------      ---------      ---------      ---------          ---------
Net income                                                                                        42,001             42,001
Other comprehensive income                                                        (26,278)                          (26,278)
Dividends Paid- Preferred                                                                        (19,345)           (19,345)
Securities
Dividends Paid- Common                  ---            ---            ---            ---         (8,454)             (8,454)
Securities
                                   ---------      ---------      ---------      ---------      ---------          ---------
Balance at September 30, 1999        530,110        500,000              6        (16,993)        18,952          1,032,075
                                   ---------      ---------      ---------      ---------      ---------          ---------
Net income                                                                                        15,684             15,684
Other comprehensive income                                                         12,070                            12,070
Dividends Paid-Preferred                                                                         (19,345)           (19,345)
Securities
Dividends Paid--Common                  ---            ---            ---            ---         (10,353)           (10,353)
Securities                         ---------      ---------      ---------      ---------      ---------          ---------
Balance at December 31, 1999         530,110        500,000              6         (4,923)         4,938          1,030,131
                                   ---------      ---------      ---------      ---------      ---------          ---------
Net income                                                                                        49,466             49,466
Other comprehensive income                                                        (10,847)                          (10,847)
Dividends Paid - Preferred
Securities                                                                                       (19,345)           (19,345)
Dividends Paid--Common                  ---            ---            ---            ---         (12,508)           (12,508)
Securities                         ---------      ---------      ---------      ---------      ---------          ---------
Balance at September 30, 2000      $ 530,110      $ 500,000      $       6      $ (15,770)       $22,551        $ 1,036,897
                                   =========      =========      =========      =========      =========          =========

The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.

                             STATEMENT OF CASH FLOWS

                                 (in thousands)


                                                                    Nine-month period      Nine-month period
                                                                     ended September        ended September
                                                                         30, 2000              30, 1999
                                                                       (unaudited)            (unaudited)
pending                                                             -----------------      -----------------
OPERATING ACTIVITIES:
Net income                                                               $   49,466            $   42,001

Adjustments to reconcile net income to cash provided from
operating activities:
   Premium amortization                                                         684                 3,207
   Net change in interest receivable                                           (482)                   12
   Net change in accrued interest payable                                       ---                   ---
   Net change in accounts receivable                                             15                   458
   Net change in accrued expenses                                                35                    (1)

                                                                           --------              --------

Net cash provided from operating activities                                  49,718               45,677
                                                                           --------              --------
INVESTING ACTIVITIES:
Purchase of investment securities:
   Agency Debentures                                                        (25,071)              (288,874)
   Agency DUSs                                                              (41,644)              (161,637)
   Hybrid Arms                                                              (29,803)                  ---
   Premium paid/discount received                                               ---                  (112)
   Interest receivable                                                          ---                (1,534)
   Sale of treasury note                                                        ---               145,240
Proceeds from principal payments of securities available-for-sale,           32,949               110,883
not treated as collateral
Proceeds from principal payments of securities available-for-sale,
treated as collateral                                                        34,114               120,215
                                                                           --------              --------

Net cash provided (used) by investing activities                             12,189              (75,819)
                                                                           --------              --------
FINANCING ACTIVITIES:
Cash dividends - preferred securities                                       (19,345)              (19,345)
Cash dividends - common securities                                          (12,508)               (8,454)
                                                                           --------              --------
Net cash provided (used) by financing activities                            (31,853)              (27,799)
                                                                           --------              --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         30,054               (57,941)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               27,189                84,013
                                                                           --------              --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  57,243             $  26,072
                                                                           ========              ========
NONCASH FINANCING AND INVESTING ACTIVITIES:

Decrease in receivable arising from payment for securities,
pursuant to the application of SFAS #125 (Note 3)                            32,581               268,386
Decrease in obligation arising from receipt of securities,
pursuant to the application of SFAS #125 (Note 3)                           (32,581)             (268,386)
                                                                           --------              --------

TOTAL NONCASH FINANCING AND INVESTING ACTIVITIES                         $      ---            $      ---
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

ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES

In June of 1998, the Financial Accounting Standards Board issued "Accounting for Derivatives and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for all derivative instruments and hedging activities. SFAS 133 requires that an entity measure all hedging activities. SFAS requires that an entity measure all derivatives at fair value and recognize those derivatives as either assets or liabilities on the balance sheet. The change in the derivative's fair value is generally to be recognized in current period earnings. However, if certain conditions are met, a derivative may be specifically designated as a hedge of an exposure to changes in fair value, variability of cash flows, or certain foreign currency exposures. Based on the hedge designation, special hedge accounting rules would allow the derivative's change in value to be recognized either in current period earnings, together with the offsetting change in value of the risk being hedged, or to the extent the hedge is effective, in comprehensive income and subsequently reclassified into earnings when the hedge item affects earnings. Depending on the underlying risk management strategy, these accounting changes could affect reported earnings, assets, liabilities, and securityholders' equity. As a result, the Company will have to reconsider their risk management strategies, since the new standard will not reflect the results of many of those strategies in the same manner as current accounting practice. The Company is in the process of evaluating the potential impact of the new accounting standard. SFAS 133 is effective for all fiscal years beginning after June 15, 1999. The original effective date for the implementation of SFAS 133 has been amended by the issuance of SFAS 137, entitled Accounting for Derivatives and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133. Thus, SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB No. 133", in June 2000.

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

As securities within the Initial Portfolio mature or prepay, the Company will recognize the cash proceeds as a reduction in a receivable arising from payment for securities. Concurrent with the receipt of such cash proceeds, the Company will derecognize such securities and reduce the obligation. In accounting for this transaction as a secured borrowing transaction in accordance with SFAS 125, the Company has recorded a receivable of $205,457,004 which is equal to the remaining amount paid by Branch to acquire the Initial Portfolio.

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

NOTE 4--INVESTMENT SECURITIES:

The amortized cost and estimated fair value of available-for-sale securities were as follows ($ in 000's) based on management's prepayment assumptions:

                                                             Gross           Gross
                                          Amortized       Unrealized       Unrealized         Fair
September 30, 2000                           Cost            Gains           Losses           Value
------------------                        ---------       ----------       ----------         -----
Collateralized Mortgage Obligations:
  Floating-Rate REMICs                    $   90,471          $---         $    864        $  89,607
  Fixed-Rate REMICs                           55,260           ---            2,998           52,262
Mortgage Backed Securities:
  Agency ARMs                                 87,447            76            1,174           86,349
  Agency Hybrid ARMs                         146,131           ---            1,846          144,285
   Agency DUSs                               236,887           ---            7,503          229,384
Agency Debentures                            389,125         5,941            3,285          391,781
                                           ---------        ------           ------          -------
  Total                                   $1,005,321      $  6,017          $17,670        $ 993,668
                                           =========        ======           ======          =======

                                                             Gross           Gross
                                          Amortized       Unrealized       Unrealized         Fair
December 31, 1999                            Cost            Gains           Losses           Value
-----------------                         ---------       ----------       ----------         -----

Collateralized Mortgage Obligations:
  Floating-Rate REMICs                    $  111,364      $    ---         $  1,090       $  110,274
  Fixed-Rate REMIC                            61,216           ---            3,349           57,867
Mortgage Backed Securities:
  Agency ARMs                                106,267            16            1,518          104,765
  Agency Hybrid ARMs                         137,097           ---            2,596          134,501
   Agency DUSs                               196,709           ---            8,906          187,803
Agency Debentures                            388,969         4,046            6,873          386,142
                                           ---------        ------           ------          -------
  Total                                   $1,001,622     $   4,062         $ 24,332       $  981,352
                                           =========        ======           ======          =======


The breakdown of the Company's available-for-sale securities by category and expected weighted average life distribution (stated in terms of amortized cost) is summarized below ($ in 000's) based on management's prepayment assumptions:

                                                         Due after 1     Due after
                                          Due in 1 year    through       5 through      Due after
September 30, 2000                           or less       5 years       10 years       10 years        Total
------------------                        -------------  ----------      ---------      ---------       -----
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                  $    2,125       $ 61,405         $26,941      $   ---     $   90,471
   Fixed-Rate REMICs                          6,877          1,567          46,816          ---         55,260
Mortgage Backed Securities:
   Agency ARMs                                  440         67,221          18,279        1,507         87,447
   Agency Hybrid ARMs                           ---         66,489          74,837        4,805        146,131
   Agency DUSs                                  ---            ---         236,887          ---        236,887
Agency Debentures                               ---            ---         389,125          ---        389,125
                                            -------        -------         -------      -------      ---------
   Total                                  $   9,442       $196,682        $792,885     $  6,312     $1,005,321
                                            =======        =======         =======       ======      =========


                                                         Due after 1    Due after 5
                                          Due in 1 year   through 5      through 10     Due after 10
December 31, 1999                            or less        years          years           years        Total
------------------                        -------------  ----------     -----------     ------------    -----

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                   $   1,038       $ 81,455         $28,871        $ ---       $111,364
   Fixed-Rate REMICs                         14,399                         46,817          ---         61,216
Mortgage Backed Securities:
   Agency ARMs                                  261         84,818          20,516          672        106,267
   Agency Hybrid ARMs                        72,106         53,292          11,699          ---        137,097
   Agency DUSs                                  ---            ---         196,709          ---        196,709
Agency Debentures                               ---            ---         388,969          ---        388,969
                                            -------        -------         -------      -------      ---------
     Total                                 $ 87,804       $219,565        $693,581       $  672     $1,001,622
                                            =======        =======         =======       ======      =========


Actual maturities may differ from maturities shown above due to prepayments.

The breakdown of the Company's available-for-sale securities by category and yield is summarized below:


                                                         Due after 1    Due after
                                           Due in 1       through       5 through     Due after
September 30, 2000                       year Or less     5 years       10 years      10 years      Total
------------------                       ------------    -----------    ---------     ---------     -----
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                      6.35%          6.58%         6.22%          ---%        6.47%
   Fixed-Rate REMICs                         5.80           6.46          6.50           ---         6.37
Mortgage Backed Securities:
   Agency ARMs                               6.03           6.47          6.65          7.17         6.51
   Agency Hybrid ARMs                         ---           6.44          6.59          6.72         6.52
   Agency DUSs                                ---            ---          6.14          ---          6.14
Agency Debentures                             ---            ---          6.57          ---          6.57
                                             ----           ----          ----          ----         ----
   Total                                     5.94%          6.49%         6.40%         6.82%       6.42%
                                             ====           ====          ====          ====        ====


                                                         Due after 1    Due after
                                           Due in 1       through       5 through     Due after
December 31, 1999                        year Or less     5 years       10 years      10 years      Total
-----------------                        ------------    -----------    ---------     ---------     -----

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                      4.77%          5.24%         6.25%          ---%       5.44%
   Fixed-Rate REMICs                         6.00            ---          6.47           ---        6.31

Mortgage Backed Securities:
   Agency ARMs                               3.80            5.75         6.14          5.36        5.81
   Agency Hybrid ARMs                        5.73            6.19         5.94                      5.93
   Agency DUSs                                ---            ---          6.47           ---        6.47
Agency Debentures                             ---            ---          6.67           ---        6.67
                                             ----           ----          ----          ----        ----
   Total                                     5.73%          5.79%         6.50%         5.36%       6.07%
                                             ====           ====          ====          ====        ====


For the period, December 31, 1999 to September 30, 2000, the Company had no sales of its securities.

NOTE 5--REDEEMABLE COMMON SECURITIES:

General

The Company is authorized to issue up to 150,000 Common Securities; as of September 30, 2000 and December 31, 1999, the Company had outstanding 53,011 Common Securities, all of which were held by the Branch. The Bank has agreed with the Company in the Contingent Support Agreement that, so long as any Series A Preferred Securities are outstanding, it will maintain direct or indirect ownership of 100% of the outstanding Common Securities.

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

NOTE 6--RELATED PARTY TRANSACTIONS:

The Company entered into a Services Agreement with the Branch on December 5, 1997 pursuant to which the Branch manages the securities portfolio of the Company and performs other administrative functions. Expenses incurred under such Agreement were $191,500 as of September 30, 2000 and $250,000 as of December 31, 1999.

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

NOTE 7--FAIR VALUE OF FINANCIAL INSTRUMENTS:

The fair values of securities at September 30, 2000 and December 31, 1999 were obtained from independent market sources and are summarized in Note 4. The carrying values of investment securities, as shown in Note 4, and the obligation arising from the receipt of securities, pursuant to the application of SFAS 125, approximates their fair value. The fair value of the receivable arising from payment for securities, pursuant to the application of SFAS 125, approximates the aggregate carrying value of the investment securities treated as collateral including accrued interest, which at September 30, 2000 and December 31, 1999 was $199,180,555 and $233,056,326 respectively. This change was primarily due to the Japanese Yen currency changes.

The carrying value of cash and cash equivalents, accounts receivable, accrued interest receivable, accrued expenses, and accounts payable approximates fair value.

The fair value of the interest rate swaps described in Note 8 below at September 30, 2000 and December 31, 1999 was $(10,393,819) and $10,367,233, respectively.

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

At September 30, 2000 and December 31, 1999, the Company had outstanding interest rate swap agreements with a notional principal amount of $506,467,876 and $453,107,327, respectively.

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

Results of Operations

 NINE MONTH PERIOD

         The following discussion pertains to the Nine-month period ended September 30, 2000 (the "2000 Period") and the Nine-month period ended September 30, 1999 (the "1999 Period").

During the 2000 Period and 1999 Period, the Company had revenues of $49,834,055 and $42,675,682, respectively. This amount consisted entirely of interest income. Interest on the securities in the Portfolio amounted to $47,396,269 and $40,269,181, representing an aggregate average yield of 6.42% and 5.94%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows:

                                          2000 Period           1999 Period
                                          -----------           -----------
Floating-Rate REMICs..............    $4,937,201    6.47%    $5,917,527    5.37%
Fixed-Rate REMICs.................    $2,734,486    6.37%    $3,547,839    6.31%
Agency ARMs.......................    $4,694,468    6.51%    $5,710,089    5.71%
Agency Hybrid ARMs................    $6,184,936    6.52%    $7,442,082    5.80%
Agency DUSs.......................   $10,042,977    6.14%    $2,557,813    5.99%
Agency Debentures.................   $18,802,201    6.57%   $10,636,529    6.58%
U.S. Treasury Notes...............   $      ---      ---     $4,457,303    5.72%


During the 2000 Period, the yield on the Agency DUSs and Agency Debentures was approximately 6.37% and 6.45%, respectively, when taking into account the income from the derivative products used to hedge these securities. .

The average book value of the Portfolio during the 2000 Period and the 1999 Period was $980,636,074 and $998,100,865 respectively. This reflects the following prepayments and reinvestments:

Prepayments                             2000 Period               1999 Period
-----------                             -----------               -----------
Floating-Rate REMICs..............      $ 21,010,543              $79,168,775
Fixed-Rate REMICs.................       $ 7,544,822              $35,641,341
Agency ARMs.......................      $ 16,676,500              $52,654,981
Agency Hybrid ARMs................      $ 20,323,386              $63,268,169
Agency DUSs.......................        $1,507,831                 $365,619



Reinvestments                           2000 Period               1999 Period
-------------                           -----------               -----------
Floating-Rate REMICs..............         ---                        ---
Fixed-Rate REMICS                          ---                        ---
Agency ARMs.......................         ---                        ---
Agency Hybrid ARMs................       $29,802,636                  ---
Agency DUSs.......................       $25,071,534             $161,636,464
Agency Debentures.................         ---                   $288,874,292


The Company also recorded interest income from short-term investments for the 2000 Period and 1999 Period of $2,437,787 and $2,406,497, respectively. These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio and (ii) prepayments of principal pending their reinvestment.

The increase in the aggregate yield on the securities in the Portfolio to 6.42% for the 2000 Period from 5.94% for the 1999 Period was due primarily to prevailing market conditions resulting in an increasing interest rate environment in the United States.

As of September 30, 2000, approximately 61.29% of the Portfolio consisted of collateralized mortgage obligations (Floating-Rate REMICs and Fixed-Rate REMICs) and mortgage backed securities (Agency ARMs, Agency Hybrid ARMs and Agency
DUSs), and approximately 38.71% consisted of Agency Debentures. Floating Rate securities accounted for approximately 32.23% of the Portfolio's collateralized mortgage obligations and mortgage backed securities. In addition, the Agency Debentures and the Agency DUSs are hedged so that the fixed rate payments received are converted into floating rates. These securities, along with CMO Fixed-Rate issues, account for 67.77% of the Portfolio.

The aggregate market value of the securities in the Portfolio as of September 30, 2000 was lower than the book value by approximately 1.17%, due to a net increase in interest rates from the time of their original purchase. These securities are classified as available for sale and unrealized net gain is recorded in Accumulated Other Comprehensive Income.

Operating expenses for the 2000 Period and the 1999 Period totaled $367,747 and $335,502, respectively. Operating expenses consisted of audit fees, Trustee fees to Citibank and fees to the Branch under the Services Agreement.

The Company's net income in the 2000 Period was $49,466,308 and for the 1999 Period it was $42,000,988. As of September 30, 2000 the Company has declared and paid dividends as follows:

       Security                       Amount                    Date Paid
       --------                       ------                    ---------
Series A Preferred Securities      $19,345,000                June 5, 2000

Common Securities                  $12,508,486                June 19, 2000


The June 2000 amounts were paid from the Company's retained earnings, produced from earnings generated from the period December 1, 1999 to May 31, 2000.

THREE MONTH PERIOD

         The following discussion pertains to the three-month period ended September 30, 2000 (the "2000 Period") and the three-month period ended September 30, 1999 (the "1999 Period").

During the 2000 Period and 1999 Period, the Company had revenues of $17,123,039 and $14,587,421, respectively. This amount consisted entirely of interest income. Interest on the securities in the Portfolio amounted to $16,364,249 and $13,808,576 representing an aggregate average yield of 6.28% and 6.02%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows:

                                                  2000 Period                 1999 Period
                                                  -----------                 -----------
Floating-Rate REMICs.....................    $1,616,602     6.64%        $1,700,224     5.30%
Fixed-Rate REMICs........................      $877,461     6.28%        $1,042,413     6.31%
Agency ARMs..............................    $1,509,268     6.59%        $1,677,787     5.96%
Agency Hybrid ARMs.......................    $1,931,336     6.24%        $2,391,208     6.08%
Agency DUSs..............................    $3,905,777     5.93%        $1,397,280     5.52%
Agency Debentures........................    $6,523,808     6.39%        $5,420,443     6.59%
U.S. Treasury Notes......................           ---       ---          $179,221     5.79%


The average book value of the Portfolio during the 2000 Period and the 1999 Period was $985,793,357 and $980,774,891 respectively. This reflects the following prepayments and reinvestments:

Prepayments                                     2000 Period          1999 Period
------------                                    -----------          -----------
Floating-Rate REMICs.....................         $7,028,902         $17,431,538
Fixed-Rate REMICs........................         $2,846,516          $5,844,716
Agency ARMs..............................         $5,457,019          $9,885,276
Agency Hybrid ARMs.......................         $7,204,133         $15,838,706
Agency DUSs..............................           $557,507            $193,660


Reinvestments                                   2000 Period          1999 Period
---------------                                 -----------          -----------
Floating-Rate REMICs.....................            ---                   ---
Fixed-Rate REMICS                                    ---                   ---
Agency ARMs..............................            ---                   ---
Agency Hybrid ARMs.......................        $29,802,636               ---
Agency DUSs..............................         $7,000,000         $73,863,110
Agency Debentures........................            ---            $113,380,052


The Company also recorded interest income from the short-term investment for the 2000 Period and 1999 Period of $758,409 and $778,845 respectively. These amounts are attributable to (i) interest payments on securities in the Portfolio and
(ii) prepayments of principal pending their reinvestment.

The increase in the aggregate yield on the securities in the Portfolio to 6.28% for the 2000 Period from 6.02% for the 1999 Period was due primarily to prevailing market conditions resulting in an increasing interest rate environment in the United States.

Operating expenses for the 2000 Period and the 1999 Period totaled $112,206 and $106,099, respectively. Operating expenses consisted of audit fees, Trustee fees to Citibank and fees to the Branch under the Services Agreement.

The Company's net income in the 2000 Period was $17,011,282 and for the 1999 Period it was $14,159,524.

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

As the securities in the Initial Portfolio are paid, the receivable will be deemed to be realized and the obligation will be reduced, each by an amount corresponding to the amount of the payments received. At September 30, 2000 and December 31, 1999, respectively, the receivable arising from payment for securities amounted to $205,457,004 and $238,038,499 and the obligation arising from the receipt of securities amounted to $199,180,555 and $233,056,326. (The difference between the amounts of the receivable and the obligation result from a requirement to mark the obligation to market in parallel with the related securities). The decrease in the amount of such receivable and such obligation between the two dates reflects the prepayment of securities in the Initial Portfolio. The Company recognized the cash proceeds of such prepayments as a reduction in the receivable and concurrently reduced the associated obligation. Such decreases in the receivable and the obligation did not affect the Company's results of operations or cash flow. Such transactions are accounted for as a purchase under SFAS 125.


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

The outstanding principal amount and estimated fair value as of September 30, 2000, by each category of investment is depicted in Footnote 4 of the Financial Statements contained in Item 1 herein.

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

The Company is a party to eighteen interest rate swaps with BNP Paribas. In all of these swaps the Company pays a fixed coupon and receives floating rate payments on the notional balances as set out below:



(000 omitted)  PENDING

  Fair Value at       Notional
September 30, 2000    Balance          Value Date          Maturity Date      Fixed Rate       Receive Rate
------------------    -------          ----------          -------------      ----------       ------------
$ (4,081)            $42,000        November 25, 1998      March 26, 2008      JPY 1.75      US Three Month Libor
                                                                                             plus Six Basis Points

  (8,181)             58,000        November 25, 1998      October 9, 2007     JPY 2.125     US Three Month Libor
                                                                                             plus Six Basis Points

     739              19,571        November 25, 1998      August 25, 2008     US 6.15       US One Month Libor
                                                                                             plus Five Basis
                                                                                             Points

     876              23,246        May 25, 1999           May 25, 2009        US 6.23       US One Month Libor
                                                                                             Plus One and half
                                                                                             Basis Points

     351              50,000        February 12, 1999      March 5, 2007       US 6.68       US Three Month Libor
                                                                                             minus Two Basis
                                                                                             Points

      41              50,000        February 11, 1999      March 14, 2007      US 6.80       US Three Month Libor
                                                                                             minus Two Basis
                                                                                             Points

  (3,322)             30,000        March 29, 1999         October 9, 2007     JPY 2.125     US Three Month Libor
                                                                                             minus Two and half
                                                                                             Basis Points

  (3,649)             26,400        April 6, 1999          October 9, 2007     JPY 2.125     US Three Month Libor
                                                                                             minus One Basis
                                                                                             Points

     981              26,501        June 25, 1999          June 25, 2009       US 6.23       US One Month Libor
                                                                                             Plus Three and half
                                                                                             Basis Points

   1,922              21,239        February 25, 1999      February 25, 2009   US 5.41       US One Month Libor
                                                                                             plus Three  Basis
                                                                                             Points

     445              15,942        July 1, 1999           June 25, 2009       US 6.39       US One Month Libor
                                                                                             Plus Three and half
                                                                                             Basis Points

   1,322              44,093        September 27, 1999     March  28, 2008     US 6.29       US One Month Libor
                                                                                             plus Five Basis
                                                                                             Points

     808              15,770        November 26, 1999      April 25, 2009      US 6.04       US One Month Libor
                                                                                             plus Four Basis
                                                                                             Points

   1,642              28,914        September 27, 1999     March 25, 2009      US 5.85       US One Month Libor
                                                                                             Plus Four Basis
                                                                                             Points

     124               7,000        August 1, 2000         December 1, 2007    US 6.42       US One Month Libor
                                                                                             Minus Two Basis
                                                                                             Points

    (758)             29,757        August 1, 2000         October 1, 2006     US 7.20       US One Month Libor
                                                                                             Minus Two Basis
                                                                                             Points

      36               8,491        June  26, 2000         October 1, 2007     US 6.68       US One Month Libor
                                                                                             Plus One and half
                                                                                             Basis Points

     310               9,544        June  26, 2000         October 1, 2008     US 6.19       US One Month Libor
--------            --------

$(10,394)           $506,468
========            ========


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

The breakdown of the Company's available-for-sale securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below ($ in 000's) based on management's prepayment assumptions:

                                            Due     Due        Due        Due        Due        Due         Due
                                             in     after      after      after      after      after       after
                                            2000    2000       2001       2002       2003       2004        2005         Total
September 30, 2000                          ----    ----       ----       ----       ----       ----        ----         -----
------------------
Fixed Rate Instruments:
Fixed-Rate REMICs.........................  $---   $ 6,877     $1,567       $---       $---       $---     $46,816     $55,260
Agency DUSs                                  ---       ---        ---        ---        ---        ---     236,887     236,887
Agency Debentures ........................   ---       ---        ---        ---        ---     12,244     376,881     389,125
                                             ---       ---        ---        ---        ---     ------     -------     -------
Total Fixed Rate Instruments..............   ---     6,877      1,567        ---        ---     12,244     660,584     681,272
                                             ---    ------      -----        ---        ---     ------     -------     -------

Floating-Rate Instruments:
Floating-Rate REMICs......................   ---     2,125     22,235     11,959     19,414      7,797       26,941     90,471
Agency ARMs...............................   ---     1,438      7,057      6,504     34,162     18,500       19,786     87,447
Agency Hybrid ARMs........................   ---       ---      3,382      7,161     41,888     22,049       71,651    146,131
                                             ---       ---      -----      -----     ------    -------   ----------    -------
Total Floating Rate Instruments...........   ---     3,563     32,674     25,624     95,464     48,346     118,378     324,049
                                             ---     -----     ------     ------     ------    -------   ---------     -------

Total.....................................  $---   $10,440    $34,241    $25,624    $95,464    $60,590    $778,962   $1,005,321
                                             ===    ======     ======     ======     ======     ======    ========   ==========

Actual maturities may differ from maturities shown above due to prepayments.

Part II

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities and Use of the Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

In connection with the completion of the BNP Paribas acquisition and pursuant to a return resolution, dated June 2000, Jean-Michel Charpin resigned as President and Director of BNP U.S. Funding L.L.C. and Georges Chodron de Courcel was elected Chairman and Director. Pursuant to a written resolution, dated July 31, 2000, Bruno Di Nardo resigned as Secretary and Director; Lisa Hermann resigned as Treasurer; Jean-Pierre Beck was elected President; Sady Karet was elected Treasurer and Director; and George T. Deason was elected Secretary.

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

                                                BNP U.S. FUNDING L.L.C.
                                                -----------------------
PENDING                                                    Registrant



Date: November 14, 2000                         By  /s/ Jean-Pierre Beck
                                                    ------------------------
                                                     Jean-Pierre Beck
                                                     President and Director

Date: November 14, 2000                         By  /s/ Sady Karet
                                                    ------------------------
                                                     Sady Karet
                                                     Treasurer and Director

                                   Exhibit 11

                             BNP U.S. FUNDING L.L.C.
                             -----------------------
                       Computation of net income per share
                      (in thousands, except per share data)


                                                         Nine-month period ended
                                                           September 30, 2000
                                                         -----------------------

Net Income                                                       $ 49,466
Less: Preferred Securities Dividend Requirement........            19,345
                                                                  -------
Net Income (Loss) Applicable to Common Securities......          $ 30,121
                                                                  =======
Securities:

Weighted Average Number of Common Securities
Outstanding............................................            53,011
                                                                  =======


Net Income (Loss) per Common Security..................          $ 568.20
                                                                  =======

                                 Exhibit 12 (a)

                             BNP U.S. FUNDING L.L.C.
                             -----------------------
                Computation of ratio of earnings to fixed charges
                          (in thousands, except ratios)

                                                         Nine-month period ended
                                                            September 30, 2000
                                                         -----------------------

Net income.............................................           $49,466
                                                                  -------
Fixed Charges
         Trustee Fees..................................                90
         Audit Fees....................................                65
         Administrative Fees...........................               201
                                                                ---------

Total Fixed Charges....................................               356
                                                                ---------
Earnings before fixed charges..........................        $   49,822
                                                                =========
Fixed charges, as above................................        $      356
                                                                =========
Ratio of earnings to fixed charges.....................            139.95
                                                                =========

                                 Exhibit 12 (b)

                             BNP U.S. FUNDING L.L.C.
                             -----------------------
                Computation of ratio of earnings to fixed charges
                 and preferred securities dividend requirements
                          (in thousands, except ratios)



                                                         Nine-month period ended
                                                            September 30, 2000
                                                         -----------------------

Net income.............................................           $49,466
                                                                  -------
Fixed Charges
         Trustee Fees..................................                90
         Audit Fees....................................                65
         Administrative Fees...........................               201
                                                                ---------

Total Fixed Charges....................................               356
                                                                ---------
Earnings before fixed charges..........................       $    49,822
                                                                =========

Fixed charges, as above................................       $       356
Preferred securities dividend..........................            19,345
                                                                ---------
Fixed charges including preferred securities dividends.       $    19,701
                                                                =========
Ratio of earnings to fixed charges and preferred
securities.............................................              2.51
                                                                =========