Form 10-K405
period 2000-12-31
BNP US FUNDING LLC
filed 2001-04-02
CIK 1054659

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2000

                        Commission file number: 000-23745
                        ---------------------------------

                             BNP U.S. Funding L.L.C.
                             -----------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                                 13-3972207
                     --------                                 ----------
         (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                  Identification No.)

        787 Seventh Avenue, New York, N.Y.                       10019
        ----------------------------------                       -----
     (Address of principal executive offices)                 (Zip Code)

               Registrant's telephone number, including area code:
                                 (212) 841-2000
                                 --------------

        Securities registered pursuant to Section 12(b) of the Act: None

                                                      Name of Each Exchange on
    Title of Each Class to be Registered                  which Registered
   --------------------------------------           ----------------------------
                    None                                        None


           Securities registered pursuant to Section 12(g) of the Act:

                  Noncumulative Preferred Securities, Series A
       (Liquidation Preference US$10,000 per Series A Preferred Security)
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Number of Shares of Common Stock outstanding on December 31, 2000: 53,011

         All outstanding shares of Common Stock were held by BNP PARIBAS, the Registrant's parent Company, at December 31, 2000

    Document incorporated by reference                  Part of Form 10-K
             in this Form 10-K                          which incorporated
  --------------------------------------              ----------------------
                   None                                        --

                                 Form 10-K Index
                                                                            PAGE
                                                                            ----
PART I
   Item 1:    Business.........................................................3
   Item 2:    Properties......................................................10
   Item 3:    Legal Proceedings...............................................10
   Item 4:    Submission of Matters to a Vote of Securityholders..............10

PART II
   Item 5:    Market for Registrant's Common Equity and Related Securityholder
                Matters.......................................................10
   Item 6:    Selected Financial Data.........................................10
   Item 7:    Management's Discussion and Analysis of Financial Condition and
                Results of Operations.........................................10
   Item 7A:   Quantitative and Qualitative Disclosure About Market Risk.......15
   Item 8:    Financial Statements and Supplementary Data.....................19
   Item 9:    Changes In and Disagreements With Accountants on Accounting and
                Financial Disclosure..........................................35
PART III
   Item 10:   Directors and Executive Officers of the Company.................35
   Item 11:   Executive Compensation..........................................36
   Item 12:   Security Ownership of Certain Beneficial Owners and Management..36
   Item 13:   Certain Relationships And Related Transactions..................36

PART IV
   Item 14:   Exhibits, Financial Statement Schedules and Reports on Form 8-K.37

Item 1:    Business

General

         BNP U.S. Funding L.L.C. (the "Company" or the "Registrant") is a Delaware limited liability company formed on October 14, 1997 for the purpose of acquiring and holding certain types of eligible securities that generate net income for distribution to the holders of its Series A Preferred Securities (as defined below) and its redeemable Common Securities (as defined below). The Company has no subsidiaries. The Company is a wholly owned subsidiary of the New York Branch (the "Branch") of BNP PARIBAS, a societe anonyme or limited liability corporation organized under the laws of the Republic of France (the "Bank", "BNP PARIBAS" or "BNPP"). The Company was continued pursuant to the Amended and Restated Limited Liability Company Agreement of the Company (the "Company's Charter" or the "Charter") entered into on December 5, 1997 by the New York Branch of Banque Nationale de Paris ("BNP"), the predecessor to BNP PARIBAS as holder of all of the redeemable common limited liability company interests of the Company, $10,000 par value (the "Common Securities"), and the holders of the preferred limited liability company interests of the Company, including the Noncumulative Preferred Securities, Series A, liquidation preference $10,000 per security, (the "Series A Preferred Securities") as they may exist and be outstanding from time to time.

         The Company was initially capitalized on October 14, 1997 with the issuance to the Branch of one share of the Company's Common Securities. On December 5, 1997 (inception), the Company commenced operations concurrent with the issuance of 50,000 Series A Preferred Securities to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, and the issuance of an additional 53,010 Common Securities to the Branch. These issuances raised in the aggregate $1,030,115,873 of net capital (including $5,873 of additional paid in capital). This entire amount was used to acquire a portfolio of debt securities (the "Initial Portfolio") at their fair values from the Branch.

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

       The types of Agency Securities in the Portfolio are (i) securities backed only by mortgages with adjustable rates that reset annually at a given rate plus a net margin ("Agency ARMs"); (ii) securities backed by mortgages with a fixed rate for a specified period of time, after which they reset annually at a given rate plus a net margin ("Agency Hybrid ARMs"); (iii) unsubordinated debentures which bear interest at a fixed rate and are not redeemable by the issuer prior to maturity ("Agency Debentures"); and (iv) securities backed by fixed rate loans on multifamily properties ("Agency DUSs").

         Set forth below is a description, as of December 31, 2000, of the Portfolio. As of December 31, 2000, the Eligible Securities included in the Portfolio had an aggregate book value of $998,645,695 and an estimated fair value of $1,017,915,354. As of such date, calculated by aggregate book value, 8.51% of the securities in the Portfolio were floating rate REMIC securities ("Floating-Rate REMICs"), 5.29% were fixed rate REMIC securities ("Fixed-Rate REMICs"), 8.13% were Agency ARMs, 10.96% were Agency Hybrid ARMs, 40.47% were Agency Debentures and 26.64% were Agency DUSs.

         The following table sets forth certain information with respect to each type of security included in the Portfolio:

                        Portfolio As of December 31, 2000


                                                                 Percentage of Portfolio
                                                 Aggregate            by Aggregate          Number of
                 Type of Security            Book Value ($000)         Book Value           Securities
-------------------------------------------  -----------------   -----------------------    ----------
Floating-Rate REMICs.......................        $ 84,970                8.51%                 17
Fixed-Rate REMICs..........................          52,837                5.29                   3
Agency ARMs................................          81,207                8.13                  27
Agency Hybrid ARMs.........................         109,477               10.96                  17
Agency Debentures..........................         404,179               40.47                  10
Agency DUSs................................         265,976               26.64                  24
                                                    -------               -----                  --
TOTAL......................................        $998,646              100.00%                 98
                                                   ========             ========                ===

Description of Types of Securities

         Floating-Rate REMICs

         Floating-Rate REMICs are backed by Agency Securities where a particular portion of the cash flows are directed to the Floating-Rate REMICs. FNMA, FHLMC, and GNMA all guarantee the full and timely payment of principal and interest on the pools of mortgages, which flow through to the REMICs. These REMICs are floating-rate securities whose interest rates reset monthly at the then-current rate of one-month LIBOR plus a margin. The interest ratio is subject to a lifetime cap and floor. The interest cap, floor, and margin all vary by security.

                              FLOATING-RATE REMICS

                             As of December 31, 2000



                                                                                      Weighted
                                Book Value                                          Average Life
            Series                ($000)       Current Coupon       Life Cap          (Years)         Maturity Date
-----------------------------   ----------     --------------       --------        ------------      -------------
FANNIE MAE 1993-210 FB.......      $17,983           7.025%              9%             2.19            10-25-2022
FHLMC-GNMA 38 F..............        2,457           7.125              10              1.75             8-25-2023
FANNIE MAE 1997-28 FA........        4,321           6.866              10              3.70             5-25-2027
FANNIE MAE 1996-51 FA........        1,434           7.219               9              1.02             3-18-2025
FANNIE MAE 1990-121 F........        7,270           7.425            11.5              3.74            10-25-2020
FANNIE MAE 1992-141 FA.......        2,685           7.125            10.5              2.19             8-25-2007
FREDDIE MAC 1256 CA..........          214           7.450            10.5              0.14             1-15-2022
Morgan Stanley Mortgage
    Trust 41 Class 1(1)......        2,817           7.275              10              3.32             2-20-2022
FANNIE MAE 1993-155 FG.......          713           7.125             9.5              0.78             6-25-2023
FREDDIE MAC 1040 H...........        8,354           7.700              11              3.96             2-15-2021
FANNIE MAE 1997-52 F.........          770           7.188             9.5              0.44             2-20-2024
FANNIE MAE 1997-42 F.........        2,883           7.219               9              2.23            12-18-2025
FANNIE MAE 1935 FA...........        6,031           7.350               9              1.82             2-15-2026
FANNIE MAE 2020 FB...........          502           7.321               9              0.12             9-15-2023
FANNIE MAE 2054 FA...........       10,303           7.060               9              6.48             9-15-2026
FANNIE MAE 1721 M............       13,293           6.439               9              2.64             5-15-2024
FANNIE MAE G92 60 F..........        2,940           6.239              10              5.04            10-25-2022
                                   -------
Total........................      $84,970
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

                                FIXED-RATE REMICS

                             As of December 31, 2000

                                    Book Value   Current   Weighted Average   Maturity
            Series                    ($000)     Coupon      Life (Years)       Date
---------------------------------   ----------   -------   ----------------   --------
FANNIE MAE 1997-56 PE............    $46,815      6.50%          8.11         6-18-2026
FANNIE MAE X-188B TA.............      1,477      6.50           1.48        10-25-2013
FANNIE MAE 1993-80A..............      4,545      5.50           0.20         5-25-2023
                                      ------
Total............................    $52,837
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

                                   AGENCY ARMs

                             As of December 31, 2000

                     Book Value     Current        Life      Weighted Average     Maturity
 Pool No. (1)          ($000)       Coupon         Cap         Life (Years)         Date
---------------      ----------     -------       ------     ----------------    ----------
FH 846384               $2,690       8.328%       11.77%            4.87         12-1-2026
FN 313190                1,540       8.558        12.12             4.56          9-1-2026
FN 313242                  855       8.465        11.96             3.93          2-1-2027
FN 313311                1,007       8.484        11.86             2.74         12-1-2026
FN 313377                3,517       8.066        11.74             5.75          2-1-2027
FN 313432                1,582       8.223        11.84             4.28          2-1-2027
FN 363057                1,393       7.684        11.38             7.71          2-1-2027
FN 363070                  712       7.971        11.49            17.41          3-1-2027
FN 367349                  446       7.725        11.98             5.23         12-1-2026
FN 370478                  530       8.049        11.37            14.31          2-1-2027
FN 370479                  332       8.112        11.31             0.88          3-1-2027
FN 374711                  790       8.208        11.72             1.50          7-1-2027
FN 374773                  262       8.263        11.83             1.26          3-1-2027
FN 378243                  170       8.636        12.23             0.99          7-1-2027
FN 391247                3,532       8.184        11.37             2.32          4-1-2027
FN 394850                1,001       8.561        12.07             2.53          7-1-2027
FN 397901                1,321       8.641        11.89            17.63          8-1-2027
FH 610727                  425       8.618        12.35             2.15          5-1-2027
FH 410544                  155       8.666        12.53             1.16          9-1-2026
 G 280094               14,955       7.750        11.00             2.52         7-20-2027
 G 28506                 8,644       7.750        12.50             3.52         9-20-2027
 G 280001                2,244       7.125        12.50             3.37        10-20-2027
FH 786213               12,522       6.882        12.55             5.92         12-1-2027
FH 785825                4,351       6.696        12.18             3.93          5-1-2027
FH 786088               14,536       6.770        12.26             4.04         12-1-2027
FN 396355                  608       8.516        11.80             2.45          8-1-2027
FN 419444                1,087       7.653        11.59             4.27          2-1-2028
                       -------
     Total..........   $81,207
                       =======

--------------
(1) "FN"=  FNMA; "G"=  GNMA; and  "FH"=  FHLMC.


         Agency Hybrid ARMs

           The Agency Hybrid ARMs consist of securities having the timely payment of principal and interest guaranteed by FNMA and FHLMC. The securities consist of mortgages that have a fixed interest rate for a specified period of time, after which the interest rate resets annually at a rate equal to the then-current rate of the One-Year Constant Maturity Treasury Index (as defined above) plus a security net margin, except that pools underlying the Fannie Mae 422268 have a coupon that resets every three years at a rate equal to the then-current rate of the Three-Year Constant Maturity Treasury Index (as defined above) plus a security net margin. The interest rate of each ARM pool is subject to a periodic cap and a lifetime cap that vary by pool.

                               AGENCY HYBRID ARMs

                             As of December 31, 2000

                      Book Value        Current         Life       Weighted Average       Maturity
   Pool No(1)          ($ 000)          Coupon          Cap          Life (Years)           Date
-----------------     ----------        -------         ------     ----------------       --------
FN 312824             $  2,802           7.375%         12.38%           3.58             6-1-2025
FN 345856                6,484           6.833          11.87            6.94             8-1-2026
FN 361370               14,091           7.480          13.57            3.63             7-1-2026
FN 361372               17,539           7.819          12.90            5.61             7-1-2026
FN 374138                8,509           6.351          11.35            5.57             3-1-2027
FN 397136                6,466           7.697          13.76            6.23             6-1-2027
FN 362968                1,816           7.677          12.24            4.48             1-1-2026
FN 374917                3,462           6.675          11.75            4.29             4-1-2027
FN 403006                5,367           6.428          11.50           10.91            11-1-2007
FN 404484                5,171           6.490          11.50            4.39            11-1-2007
FN 422265                4,815           7.564          13.26            4.79             1-1-2026
FN 422268                2,106           7.988          12.94            2.62            12-1-2024
FN 422276               12,840           7.529          13.23            4.22            12-1-2027
FN 409850                3,372           6.611          11.63            5.22             3-1-2028
FN 415286                4,324           6.351          12.38            2.69             2-1-2028
FN 417833                7,163           6.390          11.45            3.92             3-1-2028
FH 786414                3,150           6.564          12.03            3.12             7-1-2028
                         -----
    Total.......      $109,477
                      ========

(1)   "FN" =  FNMA; "FH" =  FHLMC.


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



                                AGENCY DEBENTURES

                             As of December 31, 2000

    Security              Book Value         Current       Weighted Average
   Description             ($ 000)           Coupon        Life (Years)
-------------------       ----------         -------       ----------------
FHLMC 3134A2DT2....        $24,241            5.75%             5.75
FNMA 31359MCY7.....        129,400            2.13              6.24
FNMA 31359MDR1.....         42,000            1.75              6.70
FNMA 31359MDU4....          45,842            6.00              5.80
FNMA 31359C5BO....          23,879            6.44              5.17
FNMA 31359C6C7....           7,494            6.48              5.20
FNMA 31359CU55....          12,243            6.70              5.16
FNMA 31359CYE2....          50,000            6.68              4.88
FNMA 31359CYX0....          50,000            6.80              4.89
FNMA 31359C5Q7....          19,080            6.55              5.18
                            ------
TOTAL                     $404,179
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

                                   AGENCY DUSs

                             As of December 31, 2000

    Security              Book Value         Current       Weighted Average
   Description             ($ 000)           Coupon        Life (Years)
-------------------       ----------         -------       ----------------
FNMA 380491                $ 5,837            6.114%            7.15
FNMA 380583                 19,508            6.150             7.14
FNMA 381578                 23,246            6.230             8.41
FNMA 381608                  7,180            5.930             7.96
FNMA 381640                  5,816            5.860             7.88
FNMA 380933                  8,114            5.915             7.52
FNMA 381152                  5,240            5.880             7.60
FNMA 381294                  1,983            5.810             7.67
FNMA 381488                  4,368            6.190             7.89
FNMA 381514                  5,021            6.190             7.89
FNMA 381730                 15,903            6.390             8.06
FNMA 381705                  4,049            6.260             8.05
FNMA 381450                 12,008            5.780             7.74
FNMA 381115                 11,780            5.965             7.51
FNMA 381117                  5,037            5.795             7.59
FNMA 380115                 43,958            6.290             6.86
FNMA 381556                 15,725            6.040             7.85
FNMA 375385                  4,839            6.865             6.43
FNMA 380798                  4,677            5.640             7.35
FNMA 375433                  8,466            6.680             6.50
FNMA 375618                  7,000            6.420             6.99
FNMA   20021                29,688            7.200             5.61
FNMA 313672                  8,854            7.024             5.72
FNMA 382497                  7,679            7.405             6.38
                             -----
     Total...........     $265,976
                          ========

Item 2:    Properties

         The Company does not own or lease any property. It uses the facilities of the Branch located at 787 Seventh Avenue, New York, New York 10019.

Item 3:    Legal Proceedings

         None.

Item 4:    Submission of Matters to a Vote of Securityholders

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

         During 2000 the Company had declared and paid $27,300,783 in dividends on the Common Securities.

Item 6:    Selected Financial Data

         The following table sets forth selected financial data for the years ended December 31, 2000 and December 31, 1999


(in thousands, except share and yield data)

                                                              Year Ended              Year Ended
                                                          December 31, 2000       December 31, 1999
                                                          -----------------       -----------------
Income Statement:
----------------
Interest income                                            $     67,330            $     58,485
Net income                                                       66,341                  57,685
Average number of redeemable Common
  Securities outstanding                                         53,011                  53,011
Net income per redeemable Common Security                        521.61                  358.33


Balance Sheet:
-------------
Investment Securities at fair value                           1,017,915                 981,352
Total Assets                                                  1,247,153               1,263,193
Series A Preferred Securities outstanding                       500,000                 500,000
Total Redeemable Common Securities,
  Preferred Securities, and
   Securityholders' Equity                                  $ 1,039,143              $1,030,131

Other Data:
----------
Comprehensive Income                                        $    75,003              $   43,477
Dividends paid on Series A Preferred Securities             $    38,690              $   38,690
Dividends paid on redeemable Common Securities              $    27,301              $   18,807
Number of Series A Preferred Securities outstanding              50,000                  50,000
Number of redeemable Common Securities outstanding               53,011                  53,011
Average yield on investment securities
                                                                   6.39%                   6.07%

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion pertains to the years ended December 31, 2000 and December 31, 1999.

General

         The Company was formed on October 14, 1997 and commenced operations on December 5, 1997 by the sale to qualified institutional buyers of 50,000 Series A Preferred Securities and the sale to the Branch of 53,011 Common Securities. Together, such sales raised net capital of $1,030,115,873, which the Company used to purchase the Initial Portfolio from the Branch.

         The Company's sole business is to acquire, hold and manage debt instruments, largely consisting of mortgage obligations, in the Portfolio, which generate net income for distribution to securityholders. The Company's major source of income is interest generated by the securities in the Portfolio.

Results of Operations

         The Company had revenues of $67,330,596, for the year ended December 31, 2000 and $58,485,217 for the year ended December 31, 1999. These amounts consisted entirely of interest income. Interest on the securities in the Portfolio amounted to $53,275,817 and $49,599,666, respectively, representing an aggregate yield of 6.39% and 6.07%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows:

                                     2000                       1999
                             ---------------------     ---------------------
Floating-Rate REMICs......   $   6,355,013   6.55%     $   7,597,094   5.44%
Fixed-Rate REMICs.........   $   3,682,504   6.39%     $   4,530,699   6.31%
Agency ARMs...............   $   6,075,972   6.53%     $   7,390,529   5.81%
Agency Hybrid ARMs........   $   8,003,254   6.55%     $   9,724,696   5.93%
Agency Debentures.........   $  15,316,671   6.59%     $  10,116,794   6.67%
Agency DUS................   $  13,842,403   6.02%     $   5,782,550   6.47%
Treasuries................   $         ---    ---      $   4,457,304   5.72%

         The yield on the Agency Debentures was approximately 6.53% when taking into account the income from the derivative products used to hedge these securities. The yield on the Agency DUSs was approximately 6.32% when taking into account the income from the derivative products used to hedge these securities.

         The average book value of the Portfolio during 2000 and the 1999 Period was $988,551,198 and $967,177,785, respectively. This reflects the following prepayments and reinvestments:

PREPAYMENTS                         2000                   1999
--------------------------     ------------           -------------
Floating-Rate REMICs......     $ 27,014,538           $  89,582,824
Fixed-Rate REMICs.........     $  9,883,773           $  38,956,064
Agency ARMs...............     $ 22,364,979           $  59,239,363
Agency Hybrid ARMs........     $ 27,084,077           $  72,933,937
Agency DUS................     $  2,181,573           $     826,116
Agency Debentures.........     $      ---             $       ---


REINVESTMENTS                       2000                    1999
--------------------------     ------------           -------------
Floating-Rate REMICs......     $     ---              $      ---
Fixed-Rate REMICs.........     $     ---              $      ---
Agency ARMs...............     $     ---              $      ---
Agency Hybrid ARMs........     $     ---              $      ---
Agency DUS................     $ 71,450,077           $ 177,545,235
Agency Debentures.........     $ 15,000,000           $ 288,874,293


         The Company also recorded interest income from the short-term investment for 2000 and 1999 of $3,095,087 and $2,837,021, respectively. These amounts are attributable to (i) interest payments on securities in the Portfolio and (ii) prepayments of principal pending their reinvestment.

         The increase in the aggregate yield on the securities in the Portfolio to 6.39% for 2000 from 6.07% for 1999 was due primarily to prevailing market conditions resulting in a higher interest rate environment in the United States. The CMT index (as defined in Item 1), on which yields on the Agency ARMs and Agency Hybrid ARMs are based, stood at 5.32% at December 31, 2000 as compared to 5.98% at December 31, 1999. The average for the year ended December 31, 2000 was 6.11% with a low of 5.25% on December 22, 2000, as compared to the average for the year ended December 31, 1999 of 5.08%, with a low of 4.41% on January 14, 1999.

         As of December 31, 2000, approximately 59.53% of the Portfolio consisted of collateralized mortgage obligations (Floating-Rate REMICs and Fixed-Rate REMICs) and mortgage-backed securities (Agency ARMs, Agency Hybrid ARMs and Agency DUSs), and approximately 40.47% consisted of Agency Debentures. Floating Rate securities accounted for approximately 27.60% of the Portfolio's collateralized mortgage obligations and mortgage backed securities. In addition, the Agency Debentures and the Agency DUSs are hedged so that the fixed rate payments received are converted into prevailing floating rates.

         The aggregate market value of the securities in the Portfolio as of December 31, 2000 was higher than the book value by approximately 1.89%, due to a net decrease in interest rates from the time of their original purchase. These securities are classified as available for sale and the unrealized net gain
(loss) is recorded in Accumulated Other Comprehensive Income.

         Operating expenses for the years ended December 31, 2000 and December 31, 1999 totaled $989,172 and $462,661 respectively. Operating expenses consisted largely of audit fees, fees of Citibank as Trustee and fees paid to the Branch under the Services Agreement. Under a specific allocation methodology, the cost of personnel servicing the Company has increased. This allocation is based on actual man-hours devoted to activities of the Company and remains at arms length.

         The Company's net income for the year ended December 31, 2000 was $66,341,424 and for the year ended December 31, 1999 it was $57,685,365. As of December 31, 2000, the Company had declared and paid dividends as follows:

       Security                       Amount            Date Paid
       --------                       ------            ---------

Series A Preferred Securities       $19,345,000     June 5, 2000
                                    $19,345,000     December 5, 2000

Common Securities                   $12,508,486     June 19, 2000
                                    $14,792,297     December 19, 2000

         These amounts were paid from the Company's retained earnings generated from net income for the period from December 1, 1999 to November 30, 2000.


Receivable and Obligation Arising from Payment for Securitites and Receipt of Securities, Pursuant to the Application of SFAS 125, as Replaced by SFAS 140

         On September 29, 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS 125" ("SFAS 140"). This statement revises the standards of accounting for securitizations and other transfers of financial assets and collateral established by SFAS 125 and requires certain additional disclosures, but carries over most of SFAS 125's provisions without reconsideration. SFAS 140 will be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Disclosures about securitization and collateral accepted need not be reported for periods ending before December 15, 2000, for comparative financial statements presentations. SFAS 140 is to be applied prospectively with certain exceptions. Management of the Company anticipates that the adoption of SFAS 140 will not have a significant effect on the Company's earnings or financial position. Disclosures required under SFAS 125, as replaced by SFAS 140, are included in Note 3.

         Under Statement of Financial Accounting Standard (SFAS) 125, as replaced by SFAS 140, transfers of financial assets that do not meet certain sale accounting requirements must be accounted for as a secured borrowing transaction with a pledge of collateral. Due to the potential consequences of a Shift Event, the Company's purchase of the Initial Portfolio (as defined in Item 1 herein) from the Branch did not meet certain SFAS 125, as replaced by SFAS 140, sale accounting requirements. Accordingly, the Company recorded at December 5, 1997 a receivable for the consideration paid to the Branch for the Initial Portfolio treated as collateral. Since the Company has the right to sell and pledge the securities in the Initial Portfolio treated as collateral, in applying SFAS 125, as replaced by SFAS 140, the Company recognized the securities in the Initial Portfolio as assets and recorded at December 5, 1997 a related obligation to return them to the Branch. As a legal and economic matter, however, there is no such receivable or obligation since (a) neither the Bank nor the Branch has any obligation to repay any part of the purchase price for the Initial Portfolio or to repurchase or redeem any of the securities included therein, and (b) the Company has no obligation to return any of such securities to the Bank or the Branch (except in the limited circumstances and to the extent that the occurrence of a Shift Event (Defined herein Item 8, Note 2) under the Charter would require the transfer of any assets held by the Company at the time). As the securities in the Initial Portfolio are paid, the receivable will be deemed to be realized and the obligation will be reduced, each by an amount corresponding to the amount of the payments received. At December 31, 2000 and December 31,1999, respectively, the receivable arising from payment for securities amounted to $192,428,747 and $238,038,499 and the obligation arising from the receipt of securities amounted to $190,647,665 and $233,056,327. (The difference between the amounts of the receivable and the obligation result from a requirement to mark the obligation to market in parallel with the related securities). The decrease in the amount of such receivable and such obligation between the two dates reflects the prepayment of securities in the Initial Portfolio. The Company recognized the cash proceeds of such prepayments as a reduction in the receivable and concurrently reduced the associated obligation. Such decreases in the receivable and the obligation did not affect the Company's results of operations or cash flow.


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

Recent Development Regarding the Bank

         In March 1999, BNP announced a public exchange offer for shares of Paribas. BNP acquired 65% of Paribas' shares in the first tender offer, closed in August 1999. BNP acquired the remainder of Paribas' shares in a second exchange offer, closed in November 1999 and a buyout offer closed in February 2000. The legal merger of the two banks was approved by the shareholders at a General Shareholders' Meeting held on May 23, 2000.

         The integration of the two banks is proceeding in accordance with BNP's plan established in September 1999. The senior management team was put in place promptly following BNP's acquisition of control of Paribas. A formal worldwide merger plan has been underway, with no effect on the Company. The legal structure of the Company remains unchanged and the business activities are essentially the same, as prior to the acquisition.

         BNP PARIBAS Group total and Tier 1 capital ratios at December 31, 2000 were 7.10% and 10.1%.

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

         The outstanding principal amount and estimated fair value as of December 31, 2000, by each category of investment, is depicted in Item 8.

Interest Rate Risk

         The Company's income consists primarily of interest payments on collateralized mortgage obligations, mortgage-backed securities, agency debentures and agency DUSs. Currently, the Company uses derivative products to manage a portion of its interest rate risk.

         Due to an increase in market interest rates, as occurred throughout the 2000 Period, the Company experienced an increase in interest income on its collateralized mortgage obligations, its mortgage backed securities and the subsequent swaps hedging part of the fixed rate incomes. The increase in interest income resulted from upward adjustments of the indices upon which the interest rates on floating rate mortgage loans and interest rate swaps are based.

         The Company is a party to twenty-one interest rate swaps with BNP PARIBAS. In all of these swaps the Company pays a fixed coupon and receives floating rate payments on the notional balances as set out below:

(000 omitted)

  Fair Value at       Notional
December 31, 2000     Balance           Value Date           Maturity Date      Fixed Rate              Receive Rate
-----------------    ----------      -----------------      ---------------     ----------     -------------------------------
     $(3,242)        $ 42,000        November 25, 1998      March 26, 2008       JPY 1.75      US Three Month Libor Plus Six
                                                                                               Basis Points

      (5,936)          58,000        November 25, 1998      October 9, 2007      JPY 2.125     US Three Month Libor Plus Six
                                                                                               Basis Points

         177           19,508        November 25, 1998      August 25, 2008      US 6.15       US One Month Libor Plus Five
                                                                                               Basis Points

         164           23,246        May 25, 1999           May 25, 2009         US 6.23       US One Month Libor Plus One and
                                                                                               Half Basis Points

      (2,000)          50,000        February 12, 1999      March 5, 2007        US 6.68       US Three Month Libor Minus Two
                                                                                               Basis Points

      (2,328)          50,000        February 11, 1999      March 14, 2007       US 6.80       US Three Month Libor Minus Two
                                                                                               Basis Points

      (2,240)          30,000        March 29, 1999         October 9, 2007      JPY 2.125     US Three Month Libor Minus Two
                                                                                               and Half Basis Points

      (2,787)          26,400        April 6, 1999          October 9, 2007      JPY 2.125     US Three Month Libor Minus One
                                                                                               Basis Point

         308           26,434        June 25, 1999          June 25, 2009        US 6.23       US One Month Libor plus Three
                                                                                               and Half Basis Points

         306           21,175        February 25, 1999      February 25, 2009    US 5.41       US One Month Libor Plus Three
                                                                                               Basis Points

          49           15,903        July 1, 1999           June 25, 2009        US 6.39       US One Month Libor Plus Three
                                                                                               and Half Basis Points

         245           43,958        September 27, 1999     March  28, 2008      US 6.29       US One Month Libor Plus Five
                                                                                               Basis Points

         107           15,725        November 26, 1999      April 25, 2009       US 6.04       US One Month Libor Plus Four
                                                                                               Basis Points

         492           28,825        September 27, 1999     March 25, 2009       US 5.85       US One Month Libor Plus Four
                                                                                               Basis Points

          16            7,000        August 1, 2000         December 1, 2007     US 6.42       US One Month Libor Minus Two
                                                                                               Basis Points

        (449)          29,688        August 1, 2000         October 1, 2006      US 7.20       US One Month Libor Minus Two
                                                                                               Basis Points

         (31)           8,466        June  26, 2000         October 1, 2007      US 6.68       US One Month Libor Plus One and
                                                                                               Half Basis Points

          73            9,515        June  26, 2000         October 1, 2008      US 6.19       US One Month Libor

          50           15,000        November 2, 2000       October 9, 2007      JPY 2.125     US Three Month Libor Minus Two
                                                                                               Basis Points

        (101)           8,854        October 2, 2000        June 1, 2007         US 7.024      US One Month Libor Minus Two
                                                                                               Basis Points

        (184)           7,679        October 2, 2000        July 1, 2007         US 7.405      US One Month Libor Minus Two
  ----------       ----------                                                                  Basis Points

  $  (17,311)      $  537,376
  ==========       ==========

         The fair value of interest rate swaps was $(17,311,062) and $10,367,233 at December 31, 2000 and December 31, 1999, respectively. The change in fair value was primarily due to Japanese Yen currency changes and changes in prevailing market interest rates.

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

         The breakdown of the Company's available-for-sale securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below ($ in 000's) based on management's prepayment assumptions:


                                           Due in     Due        Due        Due       Due        Due         Due
                                                     after      after      after     after      after       after
At December 31, 2000                        2001      2001       2002      2003       2004       2005        2006        Total
--------------------                        ----      ----       ----      ----       ----       ----        ----        -----

Fixed Rate Instruments:
Fixed-Rate REMICs......................... $4,545    $ 1,477     $---       $---       $---        $---   $  46,815     $52,837
Agency DUS................................    ---        ---      ---        ---        ---      38,542     227,434     265,976
Agency Debentures ........................    ---        ---      ---        ---    100,000     132,779     171,400     404,179
                                              ---        ---      ---        ---    -------     -------     -------     -------
Total Fixed Rate Instruments..............  4,545      1,477      ---        ---    100,000     171,321     445,649     722,992
                                            -----      -----    -----      -----    -------     -------     -------     -------

Floating-Rate Instruments:
Floating-Rate REMICs......................  2,199      9,923   36,843     22,762        ---       2,940      10,303      84,970
Agency ARMs...............................    502      1,207   21,528     15,240     22,290      16,484       3,956      81,207
Agency Hybrid ARMs........................    ---        ---    6,430     27,207     28,104      29,420      18,316     109,477
                                              ---        ---    -----     ------     ------      ------      ------     -------
Total Floating Rate Instruments...........  2,701     11,130   64,801     65,209     50,394      48,844      32,575     275,654
                                            -----     ------   ------     ------     ------      ------      ------     -------

Total.....................................$ 7,246    $12,607  $64,801    $65,209   $150,394    $220,165    $478,224    $998,646
                                          =======    =======  =======    =======   ========    ========    ========    ========


                                           Due in     Due        Due        Due       Due        Due         Due
                                                     after      after      after     after      after       after
At December 31, 1999                        2000      2000       2001      2002       2003       2004        2005        Total
--------------------                        ----      ----       ----      ----       ----       ----        ----        -----

Fixed Rate Instruments:
Fixed-Rate REMICs.........................  $ ---    $14,399   $  ---     $  ---     $  ---     $   ---   $  46,817     $61,216
Agency DUS................................    ---        ---      ---        ---        ---         ---     388,969     388,969
Agency Debentures ........................    ---        ---      ---        ---        ---         ---     196,709     196,709
                                              ---        ---      ---        ---        ---         ---     -------     -------
Total Fixed Rate Instruments..............    ---     14,399      ---        ---        ---         ---     632,495     646,894
                                              ---     ------      ---        ---        ---         ---     -------     -------

Floating-Rate Instruments:
Floating-Rate REMICs......................    ---      1,038   23,259     21,364     27,861       8,971      28,871     111,364
Agency ARMs...............................    ---        261   28,489     33,210      3,910      19,209      21,188     106,267
Agency Hybrid ARMs........................    ---     72,106    2,239     25,525     22,765       2,763      11,699     137,097
                                              ---     ------   ------     ------     ------      ------      ------     -------
Total Floating Rate Instruments...........    ---     73,405   53,987     80,099     54,536      30,943      61,758     354,728
                                              ---     ------   ------     ------     ------      ------      ------     -------

Total..................................... $  ---    $87,804  $53,987    $80,099    $54,536   $  30,943    $694,253  $1,001,622
                                           ======    =======  =======    =======   ========    ========    ========   =========


Actual maturities may differ from maturities shown above due to prepayments.

Item 8:    Financial Statements and Supplementary Data

                        Report of Independent Accountants
                        ---------------------------------

To the Board of Directors and
Securityholders of BNP U.S. Funding L.L.C.

         In our opinion, the accompanying balance sheet and the related statements of income, of comprehensive income, of changes in redeemable common securities, preferred securities and securityholders' equity and of cash flows present fairly, in all material respects, the financial position of BNP U.S. Funding L.L.C. (the "Company") at December 31, 2000 and December 31, 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
New York, New York
March 27, 2001

/s/ PricewaterhouseCoopers LLP

ITEM 8:           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             BNP U.S. FUNDING L.L.C.

                                  BALANCE SHEET

                      (in thousands, except per share data)


                                                             December 31, 2000       December 31,1999
                                                             -----------------       ----------------
ASSETS:

Cash and cash equivalents                                       $     30,373          $     27,189

Investment securities (Notes 3 and 4)
Available-for-sale, at fair value                                  1,017,915               981,352

Receivable arising from payment for securities,
pursuant to the application of SFAS 125, as replaced by SFAS         192,429               238,038
140 (Note 3)

Accounts receivable                                                      ---                    15

Accrued interest receivable                                            6,436                 6,232

Other assets                                                             ---                10,367
                                                                         ---                ------
TOTAL ASSETS                                                    $  1,247,153          $  1,263,193
                                                                ============          ============

LIABILITIES:

Obligation arising from the receipt of securities,
   pursuant to the application of SFAS 125, as replaced by      $    190,648          $    233,056
   SFAS 140 (Note 3)
Accrued expenses                                                          51                     6
Other Liabilities                                                     17,311                   ---

TOTAL LIABILITIES                                                    208,010               233,062
                                                                ------------          ------------
Redeemable common securities, par value and redeemable
   value $10,000 per security; 150,000 securities
   authorized, 53,011 securities issued and outstanding              530,110               530,110
   (Note 5)
Preferred securities, liquidation preference $10,000 per
   security; 150,000 securities authorized, 50,000
   securities issued and outstanding                                 500,000               500,000
Additional paid in capital                                                 6                     6
Accumulated other comprehensive income                                 3,739                (4,923)
Retained earnings                                                      5,288                 4,938
                                                                ------------          ------------
TOTAL REDEEMABLE COMMON SECURITIES,
   PREFERRED SECURITIES AND
   SECURITYHOLDERS' EQUITY                                         1,039,143             1,030,131
                                                                ------------          ------------

TOTAL LIABILITIES AND TOTAL REDEEMABLE
   COMMON SECURITIES, PREFERRED
   SECURITIES AND SECURITYHOLDERS' EQUITY                       $  1,247,153          $  1,263,193
                                                                ============          ============


The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.

                               STATEMENT OF INCOME

                      (in thousands, except per share data)


                                            Twelve-month          Twelve-month
                                            period ended          period ended
                                          December 31, 2000    December 31, 1999
                                          -----------------    -----------------
INTEREST INCOME:

Collateralized Mortgage Obligations:
              Floating-Rate REMICs         $      6,355          $      7,597
              Fixed-Rate REMICs                   3,682                 4,530
Mortgage Backed Securities:
              Agency ARMs                         6,076                 7,390
              Agency Hybrid ARMs                  8,003                 9,725
              Agency DUSs                        14,550                 5,273
Agency Debentures                                25,569                16,676
Treasury Notes                                      ---                 4,457
Interest on Deposits                              3,095                 2,837
                                                  -----                 -----

Total                                            67,330                58,485
                                                 ------                ------
NONINTEREST EXPENSE:
Realized loss on Treasury Notes                     ---                   338
Fees and expenses                                   989                   462
                                                    ---                  ----

                                                    989                   800
                                             ----------            ----------
NET INCOME APPLICABLE TO PREFERRED AND
REDEEMABLE COMMON SECURITIES                 $   66,341            $   57,685
                                             ==========            ==========
NET INCOME PER REDEEMABLE COMMON SECURITY    $   521.61            $   358.33
                                             ==========            ==========


The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.

                        STATEMENT OF COMPREHENSIVE INCOME

                                 (in thousands)


                                                                   Twelve-month          Twelve-month
                                                                   period ended          period ended
                                                                 December 31, 2000     December 31,1999
                                                                 -----------------     ----------------
NET INCOME                                                         $    66,341            $    57,685

OTHER COMPREHENSIVE INCOME (Note 3):
      Net change in unrealized gain (loss) in fair value of
         securities available-for-sale treated as collateral             3,201                (13,243)
      Net change in unrealized (gain) loss in fair value of
         obligation arising from the receipt of securities
         pursuant to the application of SFAS 125, as replaced
         by SFAS 140                                                    (3,201)                13,243
      Net change in unrealized gain (loss) in fair value of
         securities and foreign exchange rate swaps
         available-for-sale not treated as collateral                    8,662                (14,208)
                                                                   -----------            ------------
      OTHER COMPREHENSIVE INCOME                                         8,662                (14,208)
                                                                   -----------            ------------
COMPREHENSIVE INCOME                                               $    75,003            $    43,477
                                                                   ===========            ============


The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.

              STATEMENT OF CHANGES IN REDEEMABLE COMMON SECURITIES,
                PREFERRED SECURITIES AND SECURITYHOLDERS' EQUITY

                                 (in thousands)

                                                                                                                TOTAL REDEEMABLE
                                                                                ACCUMULATED                  COMMON SECURITIES,
                                    REDEEMABLE                    ADDITIONAL       OTHER                     PREFERRED SECURITIES
                                      COMMON       PREFERRED       PAID IN     COMPREHENSIVE     RETAINED    AND SECURITYHOLDERS'
                                    SECURITIES     SECURITIES      CAPITAL        INCOME         EARNINGS          EQUITY
                                    ----------     ----------     ----------   -------------     --------    --------------------
Balance at December 31, 1998        $  530,110    $  500,000       $     6       $    9,285      $  4,750       $   1,044,151
                                    ----------    ----------       -------       ----------      --------       -------------
Net income                                                                                         57,685              57,685
Other comprehensive income                                                          (14,208)                          (14,208)
Dividends Paid
Preferred Securities                                                                              (38,690)            (38,690)
Dividends Paid
Common Securities                         ---          ---             ---                        (18,807)            (18,807)
                                    ----------    ----------       -------       ----------      --------       -------------
Balance at December 31, 1999           530,110       500,000             6           (4,923)        4,938           1,030,131
                                    ----------    ----------       -------       ----------      --------       -------------
Net income                                                                                         66,341              66,341
Other comprehensive income                                                            8,662                             8,662
Dividends Paid
Preferred Securities                                                                              (38,690)            (38,690)
Dividends Paid
Common Securities                        ---           ---            ---              ---        (27,301)            (27,301)
                                    ----------    ----------       -------       ----------      --------       -------------
Balance at December 31, 2000        $  530,110    $  500,000       $     6       $    3,739      $  5,288       $   1,039,143
                                    ==========    ==========       =======       ==========      ========       =============


The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.

                             STATEMENT OF CASH FLOWS

                                 (in thousands)

                                                                                   Twelve-month           Twelve-month
                                                                                   period ended           period ended
                                                                                 December 31, 2000      December 31, 1999
                                                                                 -----------------      -----------------
OPERATING ACTIVITIES:

Net income                                                                           $   66,341             $   57,685

Adjustments to reconcile net income to cash provided from operating activities:
   Premium amortization                                                                     899                  4,395
   Net change in interest receivable                                                       (204)                   469
   Net change in accrued interest payable                                                   ---                    ---
   Net change in accounts receivable                                                         15                    443
   Net change in accrued expenses                                                            45                   (108)
                                                                                     ----------             ----------

Net cash provided from operating activities
                                                                                         67,096                 62,884
                                                                                     ----------             ----------
INVESTING ACTIVITIES:

Purchase of investment securities:
   Agency Debentures                                                                    (15,000)              (288,874)
   Agency DUSs                                                                          (71,450)              (177,546)
   Premium paid/discount received                                                           ---                   (652)
   Interest receivable                                                                      ---                 (1,917)
   Sale of treasury note                                                                    ---                145,240
Proceeds from principal payments of securities available-for-sale,                       43,695                126,380
not treated as collateral
Proceeds from principal payments of securities available-for-sale,
treated as collateral                                                                    44,834                135,158
                                                                                     ----------             ----------

Net cash provided (used) by investing activities                                          2,079                (62,211)
                                                                                     ----------             ----------
FINANCING ACTIVITIES:
Cash dividends - preferred securities                                                   (38,690)               (38,690)

Cash dividends - common securities                                                      (27,301)               (18,807)
                                                                                     ----------             ----------
Net cash provided (used) by financing activities                                        (65,991)               (57,497)
                                                                                     ----------             ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      3,184                (56,824)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           27,189                 84,013
                                                                                     ----------             ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $   30,373             $   27,189
                                                                                     ==========             ==========
NONCASH FINANCING AND INVESTING ACTIVITIES:
Decrease in receivable arising from payment for securities,
pursuant to the application of SFAS #125, as replaced by SFAS 140 (Note 3)           $   45,609             $  283,606

Decrease in obligation arising from receipt of securities,
pursuant to the application of SFAS #125, as replaced by SFAS 140 (Note 3)              (45,609)            $ (283,606)
                                                                                     ----------             ----------

TOTAL NONCASH FINANCING AND INVESTING ACTIVITIES                                     $      ---             $      ---
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

         The Company was initially capitalized on October 14, 1997 with the issuance to the Branch of one share of the Company's redeemable common securities, $10,000 par value (the "Common Securities"). On December 5, 1997 (inception), the Company commenced operations concurrent with the issuance of 50,000 noncumulative preferred securities, Series A, liquidation preference $10,000 per security, (the "Series A Preferred Securities") to qualified institutional buyers, and the issuance of an additional 53,010 Common Securities to the Branch. These issuances raised in the aggregate $1,030,115,873 of net capital (including $5,873 of additional paid in capital). This entire amount was used to acquire from the Branch a portfolio of debt securities (including accrued interest) at their fair values (the "Initial Portfolio").

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

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

INVESTMENT SECURITIES:

         Investments in debt securities, both collateral and noncollateral (Note
3), are classified as available for sale and are carried at fair value. Unrealized gains and losses on these securities are reported as a component of "Other Comprehensive Income."

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

         To date, the Company has declared and paid dividends as follows:

Security                                      Amount              Date Paid
-----------------------------              ------------       ------------------

Series A Preferred Securities              $ 19,345,000       June 5, 1998
Common Securities                          $  5,347,365       June 22, 1998
Series A Preferred Securities              $ 19,345,000       December 5, 1998
Common Securities                          $  8,787,127       December 15, 1998
Series A Preferred Securities              $ 19,345,000       June 5, 1999
Common Securities                          $  8,454,284       June 15, 1999
Series A Preferred Securities              $ 19,345,000       December 5, 1999
Common Securities                          $ 10,352,672       December 15, 1999
Series A Preferred Securities              $ 19,345,000       June 5, 2000
Common Securities                          $ 12,508,486       June 19, 2000
Series A Preferred Securities              $ 19,345,000       December 5, 2000
Common Securities                          $ 14,792,297       December 19, 2000



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

FOREIGN CURRENCY TRANSLATION:

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

ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES:

         In June of 1998, the Financial Accounting Standards Board issued "Accounting for Derivatives and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for all derivative instruments and hedging activities. SFAS 133, amended by the issuance of SFAS 137, entitled "Accounting for Derivatives and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" is effective for all quarters of all fiscal years beginning after June 15, 2000 as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133", in June 2000. SFAS 133 requires that an entity measure all derivatives at fair value and recognize those derivatives as either assets or liabilities on the balance sheet. The change in the derivative's fair value is generally to be recognized in current period earnings. However, if certain conditions are met, a derivative may be specifically designated as a hedge of an exposure to changes in fair value, variability of cash flows, or certain foreign currency exposures.

         The Company has made an assessment of all their financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at December 31, 2000. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

         Prior to the adoption of SFAS 133, these interest rate swaps are carried at fair value. The accrual of interest receivable or interest payable on these swaps is reported in Interest Income. Changes in the market values of these swaps, exclusive of net interest accruals, are reported in Securityholders' Equity: Accumulated Other Comprehensive Income.

         The Company plans to adopt SFAS 133 as of January 1, 2001. It has determined that SFAS 133 transition adjustments will result in a cumulative-effect-type adjustment of $938,670 and $(938,670) to net income and accumulated other comprehensive income, respectively, as of January 1, 2001.


NOTE 3--RECEIVABLE ARISING FROM PAYMENT FOR SECURITIES, PURSUANT TO THE APPLICATION OF SFAS 125, AS REPLACED BY SFAS 140, AND OBLIGATION ARISING FROM THE RECEIPT OF SECURITIES, PURSUANT TO THE APPLICATION OF SFAS 125, AS REPLACED BY SFAS 140:

         Statement of Financial Accounting Standards No. 125, as replaced by SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125, as replaced by SFAS 140") governs the accounting for the transfer of financial assets. Under SFAS 125, as replaced by SFAS 140, transfers of financial assets that do not meet certain sale accounting requirements must be accounted for as a secured borrowing transaction with a pledge of collateral.

         Due to the potential consequences of a Shift Event (as described above), the Company's purchase of the Initial Portfolio from the Branch did not meet certain SFAS 125, as replaced by SFAS 140, sale accounting requirements. Therefore, the purchase of the Initial Portfolio has been accounted for as a secured borrowing transaction with a pledge of collateral. In accounting for this transaction as a secured borrowing transaction in accordance with SFAS 125, as replaced by SFAS 140, the Company has recorded a receivable in an amount equal to the remaining amount paid to the Branch to acquire the Initial Portfolio. In this case, however, having delivered the securities in the Initial Portfolio to the Company, neither the Branch nor BNPP has any further obligation to the Company to repay any part of the purchase price for the Initial Portfolio or otherwise to repurchase or redeem any securities in the Initial Portfolio.

         Other provisions of SFAS 125, as replaced by SFAS 140, govern the accounting for financial assets treated as collateral that an entity has the right to sell or repledge. In accordance with such provisions, the Company has recognized the securities in the Initial Portfolio and recorded a related obligation. In this case, the Company has in fact no obligation to return any such securities to the Branch or to BNPP, except to the extent that the consequences of a Shift Event (as described above) might affect securities still held by the Company at the time.

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

NOTE 4--INVESTMENT SECURITIES:

         The amortized cost and estimated fair value of available-for-sale securities were as follows ($ in 000's) based on management's prepayment assumptions:

                                                               Gross Unrealized   Gross Unrealized
December 31, 2000                             Amortized Cost        Gains              Losses         Fair Value
-----------------                             --------------   ----------------   ----------------    ----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                         $  84,970          $    ---          $    574        $    84,396
   Fixed-Rate REMICs                               52,837               ---               909             51,928
Mortgage Backed Securities:
   Agency ARMs                                     81,207               ---               745             80,462
   Agency Hybrid ARMs                             109,477                38               853            108,662
   Agency DUSs                                    265,976               802             1,974            264,804
Agency Debentures                                 404,179            23,484               ---            427,663
                                                ---------          --------          --------            -------
     Total                                     $  998,646         $  24,324         $   5,055        $ 1,017,915
                                                =========          ========          ========        ===========

                                                               Gross Unrealized   Gross Unrealized
December 31, 1999                             Amortized Cost        Gains              Losses         Fair Value
-----------------                             --------------   ----------------   ----------------    ----------

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                         $ 111,364         $     ---         $   1,090        $   110,274
   Fixed-Rate REMICs                               61,216               ---             3,349             57,867
Mortgage Backed Securities:
   Agency ARMs                                    106,267                16             1,518            104,765
   Agency Hybrid ARMs                             137,097               ---             2,596            134,501
   Agency DUSs                                    196,709               ---             8,906            187,803
Agency Debentures                                 388,969             4,046             6,873            386,142
                                                ---------          --------         ---------          ---------
     Total                                     $1,001,622         $   4,062         $  24,332         $  981,352
                                               ==========         =========         =========         ==========


         The breakdown of the Company's available-for-sale securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below ($ in 000's) based on management's prepayment assumptions:


                                                               Due after 1    Due after 5
                                              Due in 1 year     through 5      through 10   Due after 10
December 31, 2000                                or less          years          years         years            Total
-----------------                             -------------    -----------    -----------   ------------    ------------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                        $   2,199       $  69,528      $  13,243     $  ---          $   84,970
   Fixed-Rate REMICs                               4,545           1,477         46,815        ---              52,837

Mortgage Backed Securities:
   Agency ARMs                                       502          60,265         17,877       2,563             81,207
   Agency Hybrid ARMs                                ---          61,741         42,369       5,367            109,477
   Agency DUSs                                       ---             ---        265,976         ---            265,976
Agency Debentures                                    ---         100,000        304,179         ---            404,179
                                                --------        --------       --------      ------          ---------
     Total                                     $   7,246       $ 293,011      $ 690,459     $ 7,930         $  998,646
                                                ========        ========       ========      ======          =========


                                                              Due after 1    Due after 5
                                             Due in 1 year     through 5      through 10     Due after 10
December 31, 1999                               or less          years          years           years           Total
-----------------                             -------------    -----------    -----------   ------------    ------------

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                        $   1,038       $  81,455      $  28,871     $   ---         $  111,364
   Fixed-Rate REMICs                              14,399             ---         46,817         ---             61,216
Mortgage Backed Securities:
   Agency ARMs                                       261          84,818         20,516         672            106,267
   Agency Hybrid ARMs                             72,106          53,292         11,699         ---            137,097
   Agency DUSs                                      ---             ---         196,709         ---            196,709
Agency Debentures                                   ---             ---         388,969         ---            388,969
                                                --------        --------       --------      ------          ---------
     Total                                     $  87,804       $ 219,565      $ 693,581     $   672         $1,001,622
                                                ========        ========       ========      ======          =========

         Actual maturities may differ from maturities shown above due to prepayments.



         The breakdown of the Company's available-for-sale securities by category and yield is summarized below:

                                                            Due after 1    Due after 5
                                           Due in 1 year     through 5      through 10     Due after 10
December 31, 2000                             or less          years          years           years           Total
-----------------                          -------------    -----------    -----------     ------------       -----
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                          6.46%        6.55%           6.58%             ---%           6.55%
   Fixed-Rate REMICs                             5.84         6.46            6.50              ---            6.39
Mortgage Backed Securities:
   Agency ARMs                                   4.81         6.50            6.62             7.10            6.53
   Agency Hybrid ARMs                             ---         6.51            6.65             6.35            6.55
   Agency DUSs                                    ---          ---            6.02              ---            6.02
Agency Debentures                                 ---         6.75            6.47              ---            6.59
                                              -------      -------         -------          -------         -------
     Total                                       5.95%        6.61%           6.26%            6.55%           6.39%
                                              =======      =======         =======          =======         =======

                                                            Due after 1    Due after 5
                                           Due in 1 year     through 5      through 10     Due after 10
December 31, 1999                             or less          years          years           years           Total
-----------------                          -------------    -----------    -----------     ------------       -----

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                          4.77%        5.24%           6.25%             ---%           5.44%
   Fixed-Rate REMICs                             6.00          ---            6.47              ---            6.31
Mortgage Backed Securities:
   Agency ARMs                                   3.80         5.75            6.14             5.36            5.81
   Agency Hybrid ARMs                            5.73         6.19            5.94              ---            5.93
   Agency DUSs                                    ---          ---            6.47              ---            6.47
Agency Debentures                                 ---          ---            6.67              ---            6.67
                                              -------      -------         -------          -------         -------
     Total                                      5.73%         5.79%           6.50%            5.36%           6.07%
                                              =======      =======         =======          =======         =======


NOTE 5--REDEEMABLE COMMON SECURITIES:

General

         The Company is authorized to issue up to 150,000 Common Securities; as of December 31, 2000 and December 31, 1999, the Company had outstanding 53,011 Common Securities, all of which were held by the Branch. The Bank has agreed with the Company in the Contingent Support Agreement that, so long as any Series A Preferred Securities are outstanding, it will maintain direct or indirect ownership of 100% of the outstanding Common Securities.

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

NOTE 6--RELATED PARTY TRANSACTIONS:

         The Company entered into a Services Agreement with the Branch on December 5, 1997 pursuant to which the Branch manages the securities portfolio of the Company and performs other administrative functions. Expenses incurred under such Agreement were $758,889 as of December 31, 2000 and $250,000 as of December 31, 1999. Under a specific allocation methodology, the costs of personnel servicing the Company has increased. This allocation is based on actual man-hours devoted to activities of the Company and remains at arms length.

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

NOTE 7--FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The fair values of securities at December 31, 2000 and December 31, 1999 were obtained from independent market sources and are summarized in Note 4. The carrying values of investment securities, as shown in Note 4, and the obligation arising from the receipt of securities, pursuant to the application of SFAS 125, as replaced by SFAS 140, approximates their fair value. The fair value of the receivable arising from payment for securities, pursuant to the application of SFAS 125, as replaced by SFAS 140, approximates the aggregate carrying value of the investment securities treated as collateral, which at December 31, 2000 and December 31, 1999 was $192,428,747 and $238,038,499
respectively.

         The carrying value of cash and cash equivalents, accounts receivable, accrued interest receivable, accrued expenses, and due to affiliates approximates fair value.

         The fair value of the interest rate swaps described in Note 8 below at December 31, 2000 was $(17,311,062) and $10,367,233 at December 31, 1999.

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

         At December 31, 2000 and December 31, 1999, the Company had outstanding interest rate swap agreements with a notional principal amount of $537,376,097 and $453,107,327, respectively.

                             BNP U.S. FUNDING L.L.C.

                   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                      (in thousands, except per share data)



                                                     First Quarter    Second Quarter   Third Quarter   Fourth Quarter
                                                     -------------    --------------   -------------   --------------
INTEREST INCOME:
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                               $    1,671       $    1,650       $    1,617      $    1,417
   Fixed-Rate REMICs                                         945              912              877             947
Mortgage Backed Securities:
   Agency ARMs                                             1,660            1,525            1,509           1,382
   Agency Hybrid ARMs                                      2,179            2,076            1,931           1,818
   Agency DUSs                                             2,992            3,145            3,906           4,507
Agency Debentures                                          6,054            6,223            6,524           6,768
Interest on Deposits                                         610            1,069              759             657
--------------------                                         ---            -----              ---             ---
                                                          16,111           16,600           17,123          17,496
                                                      ----------       ----------       ----------      ----------
NONINTEREST EXPENSE:
Fees and expenses                                            110              146              112             621
                                                             ---              ---              ---             ---

NET INCOME APPLICABLE TO PREFERRED
  AND REDEEMABLE COMMON SECURITIES                    $   16,001       $   16,454       $   17,011      $   16,875
                                                      ==========       ==========       ==========      ==========
NET INCOME PER REDEEMABLE
  COMMON SECURITY                                     $   301.84       $   (54.54)      $   320.90      $   (46.59)
                                                      ==========       ==========       ==========      ==========

Item 9: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

Item 10:   Directors and Executive Officers of the Company

         The following table sets forth information concerning the directors and executive officers of the Company. The directors serve 3-year terms (5 years in the case of the independent director), subject to earlier resignation or removal. The current term of office of each officer and director commenced on December 5, 2000 except in the case of Donald J Puglisi, independent director, which commenced December 5, 1997.

         Name and Age                           Position and Offices Held
         ------------                           -------------------------
         Georges Chodron de Courcel (50)        Chairman and Director
         Martine Billeaud (55)                  Director
         Jean-Pierre Beck (57)                  President and Director
         Donald J. Puglisi (55)                 Independent Director
         George T. Deason (55)                  Secretary
         Sady Karet (46)                        Treasurer and Director

         The Board of Directors changed substantially in 2000. In June, 2000, Chairman and Director Jean-Francois Lepetit resigned and Georges Chodron de Courcel was elected to succeed him both as Chairman and Director. Secretary and Director Bruno Di Nardo resigned on April 30, 2000, President and Director Eric Deudon resigned on July 10, 2000 and Treasurer Lisa Hermann resigned on July 31, 2000. On July 31, 2000, Jean-Pierre Beck, while continuing to serve as Director, was additionally elected to succeed Eric Deudon as President, George T. Deason was elected to succeed Bruno Di Nardo as Secretary and Sady Karet was elected to succeed Lisa Hermann as Treasurer as well as Bruno Di Nardo as Director.

         The following is a summary of the experience of the executive officers and directors of the Company:

         Georges Chodron de Courcel is currently a Member of the Executive Committee and Head of Investment Banking of BNP PARIBAS. Born in 1950, he graduated in 1971 from Ecole Centrale de Paris and in Economics in 1972. He immediately started his career with Banque Nationale de Paris where he handled various assignments. After having spent 6 years with Commercial Banking, he was successively responsible for Stock Exchange Research, Banexi's Administration (BNP merchant bank) and Investment Management. In 1989, he was named Director of Corporate Finance and Chairman of Banexi. Since January 1991, he has headed all Capital Markets and was appointed Chief Executive International and Finance of BNP in September 1996.

         Georges Chodron de Courcel also holds directorships in different companies such as Bouygues, Lagardere, Scor and Sommer Allibert.

         Martine Billeaud is in charge of the Bank's medium and long term funding activities related to Asset and Liability Management. She was previously responsible for domestic treasury business. Ms. Billeaud was born in 1945 in Choisy-le-Roi, France.

         Jean-Pierre Beck is an Executive Vice President in charge of Asset and Liability Management of the Bank's U.S. branches. Prior to this position, he was the General Market Risk Manager of the Bank. He has worked for the Bank since 1964. Mr. Beck was born in 1943 in Mulhouse, France.

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

         George T. Deason became Deputy General Counsel for BNP PARIBAS in North America after the merger of BNP and Paribas in 2000. He was previously General Counsel for Paribas in North America since 1993. He joined Paribas in 1985 after ten years with the Bank of America Legal Department is a graduate of Cornell Law School and a member of New York Bar.

         His current responsibilities include overseeing delivery of legal services to the banking operations of BNP PARIBAS in North America, advising of regulatory changes and overseeing implementation of regulations, overseeing all legal documentation entered into by the banking operations of BNP PARIBAS in North America, preventing or defending litigation, assisting senior management with legal aspects of new initiatives.

         Sady Karet is Vice President in charge of Asset and Liability analysis of the Bank's US branches. He was previously posted in Hong-Kong where he was in charge of Market Risks for North Asia (excluding Japan). Mr. Karet was born in 1954 in Paris, France.

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

                                                BNP U.S. FUNDING L.L.C.
                                                -----------------------
                                                            Registrant



Date:  March 29, 2001                           By /s/
                                                       Jean-Pierre Beck
                                                       President and Director

Date: March 29, 2001                            By /s/
                                                       Sady Karet
                                                       Treasurer and Director