Form 10-Q
period 2001-03-31
BNP US FUNDING LLC
filed 2001-05-17
CIK 1054659

Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report under Section 13 or 15 (d)
                     Of The Securities Exchange Act of 1934


For the Quarter Ended: March 31, 2001          Commission File Number: 000-23745


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
Number of shares outstanding of the issuer's class of common stock on March 31, 2001

                                 Form 10-Q Index

Part I                                                                      Page
Item 1.    Financial Statements - BNP U.S. FUNDING L.L.C.:

           Balance Sheet at March 31, 2001 and December 31, 2000               3

           Statement of Income for the Three months ended March 31, 2001
           and March 31, 2000                                                  4
           Statement of Comprehensive Income for the quarters ended
           March 31, 2001 and March 31, 2000                                   5
           Statement of Changes in Securityholders' Equity for the quarters
           ended March 31, 2001 and March 31, 2000                             6
           Statement of Cash Flows for the quarters ended March 31, 2001 and
           March 31, 2000                                                      7
           Notes to Financial Statements                                       8

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operation                                               15

Item 3.    Quantitative and Qualitative Disclosures about Market Risk         17


Part II

Item 1.    Legal Proceedings                                                  20

Item 2.    Changes in Securities and Use of the Proceeds                      20

Item 3.    Defaults Upon Senior Securities                                    20

Item 4.    Submission of Matters to a Vote of Securityholders                 20

Item 5.    Other Information                                                  20

Item 6.    Exhibits and Current Reports on Form 8-K                           20

Part I  Item 1.


                             BNP U.S. FUNDING L.L.C.
                                  BALANCE SHEET

                      (in thousands, except per share data)





                                                                March 31, 2001     December 31, 2000
                                                                 (unaudited)           (audited)
                                                                --------------     -----------------
ASSETS:
Cash and cash equivalents                                        $     39,758        $     30,373

Investment securities (Notes 3 and 4)
Available-for-sale, at fair value                                   1,023,988           1,017,915

Receivable arising from payment for securities,
pursuant to the application of SFAS 125, as replaced by SFAS          179,472             192,429
140 (Note 3)

Accrued interest receivable                                             6,281               6,436
                                                                        -----               -----
TOTAL ASSETS                                                     $  1,249,499        $  1,247,153
                                                                 ============        ============

LIABILITIES:

Obligation arising from the receipt of securities,
   pursuant to the application of SFAS 125, as replaced by       $    179,242        $    190,648
   SFAS 140  (Note 3)
Accrued expenses                                                           33                  51
Other Liabilities                                                       9,759              17,311
                                                                        -----              ------
TOTAL LIABILITIES                                                     189,034             208,010
                                                                 ------------        ------------
Redeemable common securities, par value and redeemable
   value $10,000 per security; 150,000 securities
   authorized, 53,011 securities issued and outstanding               530,110             530,110
   (Note 5)
Preferred securities, liquidation preference $10,000 per
   security; 150,000 securities authorized, 50,000
   securities issued and outstanding                                  500,000             500,000
Additional paid in capital                                                  6                   6
Accumulated other comprehensive income                                  8,272               3,739
Retained earnings                                                      22,077               5,288
                                                                 ------------        ------------

TOTAL REDEEMABLE COMMON SECURITIES,
   PREFERRED SECURITIES AND
   SECURITYHOLDERS' EQUITY                                          1,060,465           1,039,143
                                                                 ------------        ------------

TOTAL LIABILITIES AND TOTAL REDEEMABLE
   COMMON SECURITIES, PREFERRED
   SECURITIES AND SECURITYHOLDERS' EQUITY                        $  1,249,499        $  1,247,153
                                                                 ============        ============




The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.
                               STATEMENT OF INCOME


                      (in thousands, except per share data)





                                             Three-month period     Three-month period
                                            ended March 31, 2001   ended March 31, 2000
                                                 (unaudited)            (unaudited)
                                            --------------------   --------------------
INTEREST INCOME:

Collateralized Mortgage Obligations:
              Floating-Rate REMICs              $      1,295           $      1,671
              Fixed-Rate REMICs                          832                    944
Mortgage Backed Securities:
              Agency ARMs                              1,313                  1,660
              Agency Hybrid ARMs                       1,692                  2,180
              Agency DUSs                              4,116                  2,992
Agency Debentures                                      6,452                  6,053
Interest on Deposits                                     385                    611
                                                       -----                   ----
Total                                                 16,085                 16,111
                                                      ------                 ------

NONINTEREST EXPENSE:
Fees and expenses                                       (235)                  (110)
                                                     -------                 ------
Cumulative effect of the change
in the accounting principle for
Derivatives and Hedging activities
(SFAS 133)                                               939                    ---
                                                     -------                 ------


NET INCOME APPLICABLE TO PREFERRED AND
REDEEMABLE COMMON SECURITIES                    $     16,789           $     16,001
                                                ============           ============
NET INCOME PER REDEEMABLE COMMON SECURITY       $     316.71           $     301.84
                                                ============           ============




The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.

                        STATEMENT OF COMPREHENSIVE INCOME

                                 (in thousands)



                                                                       Three-month period    Three-month period
                                                                           ended March          ended March
                                                                            31, 2001              31, 2000
                                                                           (unaudited)          (unaudited)
                                                                       ------------------    ------------------

NET INCOME                                                                $    16,789          $    16,001

OTHER COMPREHENSIVE INCOME:
     Net change in unrealized gain (loss) in fair value of
       securities available-for-sale treated as collateral (Note 3)             1,551                  191
      Net change in unrealized (gain) loss in fair value of
         obligation arising from the receipt of securities
         pursuant to the application of SFAS 125, as
         replaced by SFAS 140  (Note 3)                                        (1,551)                (191)
      Net change in unrealized gain (loss) in fair value of
         securities and related interest and foreign
         exchange rate swaps available-for-sale not treated
         as collateral (Note 3) and that are not hedged by
         derivative instruments                                                 5,472                  193
      Transition adjustment pursuant to the application of                       (939)
         SAS 133                                                          -----------          -----------
      OTHER COMPREHENSIVE INCOME                                                4,533                  193
                                                                          -----------          -----------
COMPREHENSIVE INCOME                                                      $    21,322          $    16,194
                                                                          ===========          ===========


The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.

         STATEMENT OF CHANGES IN REDEEMABLE COMMON SECURITIES, PREFERRED
                     SECURITIES AND SECURITYHOLDERS' EQUITY



                                 (in thousands)


                                                                          ACCUMULATED                   TOTAL REDEEMABLE
                                                                             OTHER                     COMMON SECURITIES,
                                 REDEEMABLE                ADDITIONAL                                PREFERRED SECURITIES
                                   COMMON     PREFERRED     PAID IN      COMPREHENSIVE    RETAINED    AND SECURITYHOLDERS'
                                 SECURITIES   SECURITIES    CAPITAL         INCOME        EARNINGS           EQUITY
                                 ----------   ----------   ----------    -------------    --------   ---------------------

Balance at December 31, 1999       530,110      500,000           6          (4,923)         4,938           1,030,131
                                 ---------    ---------      ------         -------        -------         -----------
Net income                                                                                  16,001              16,001
Other comprehensive income                                                      193                                193
Dividends Paid - Preferred                                                                     ---                 ---
Securities
Dividends Paid--Common                 ---          ---         ---             ---            ---                 ---
Securities                       ---------    ---------      ------         -------        -------         -----------

Balance at March 31 2000           530,110      500,000           6          (4,730)        20,939           1,046,325
                                 ---------    ---------      ------         -------        -------         -----------
Net income                                                                                  50,340              50,340
Other comprehensive income                                                    8,469                              8,469
Dividends Paid-Preferred                                                                   (38,690)            (38,690)
Securities
Dividends Paid--Common                 ---          ---         ---             ---        (27,301)            (27,301)
Securities                       ---------    ---------      ------         -------        -------         -----------

Balance at December 31, 2000       530,110      500,000           6           3,739          5,288           1,039,143
                                 ---------    ---------      ------         -------        -------         -----------
Net income                                                                                  16,789              16,789

Other comprehensive income                                                    4,533                              4,533
Dividends Paid - Preferred                                                                     ---                 ---
Securities
Dividends Paid--Common                 ---          ---         ---             ---            ---                 ---
Securities                       ---------    ---------      ------         -------        -------         -----------

Balance at March 31, 2001        $ 530,110    $ 500,000      $    6         $ 8,272        $22,077         $ 1,060,465
                                 =========    =========      ======         =======        =======         ===========








The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.

                             STATEMENT OF CASH FLOWS



                                 (in thousands)


                                                                       Three-month period    Three-month period
                                                                          ended March            ended March
                                                                            31, 2001              31, 2000
                                                                          (unaudited)            (unaudited)
                                                                      --------------------  ---------------------
OPERATING ACTIVITIES:
Net income                                                                $     16,789            $   16,001

Adjustments to reconcile net income to cash provided from
 operating activities:
   Premium amortization                                                            244                   210
   Net change in interest receivable                                               155                  (316)
   Net change in accounts receivable                                               ---                    16

   Net change in accrued expenses                                                  (16)                   17
   (Gain)/loss on hedge activities                                                (253)                  ---
   Cumulative effect of change in accounting
   principle for Hedging activities (SFAS 133)                                    (939)                  ---
                                                                                  ----                   ---

Net cash provided from operating activities                                     15,980                15,928
                                                                                ------                ------

INVESTING ACTIVITIES:

Purchase of investment securities:
   Agency Debentures                                                           (18,000)                  ---
   Agency DUSs                                                                  (9,971)                  ---
Proceeds from principal payments of securities available-for-sale,
not treated as collateral                                                        8,655                10,718
Proceeds from principal payments of securities available-for-sale,
treated as collateral                                                           12,722                10,625
                                                                                ------                ------

Net cash provided (used) by investing activities                                (6,594)               21,343
                                                                                ------                ------

FINANCING ACTIVITIES:
Cash dividends - preferred securities                                              ---                   ---
Cash dividends - common securities                                                 ---                   ---
Net cash provided (used) by financing activities                                   ---                   ---
                                                                               -------               -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             9,386                37,271

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  30,373                27,190
                                                                                ------                ------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $  39,759             $  64,461
                                                                                ======                ======

NONCASH FINANCING AND INVESTING ACTIVITIES:
Decrease in receivable arising from payment for securities,
pursuant to the application of SFAS #125 as replaced by SFAS 140 (Note 3)       12,957                10,502
Decrease in obligation arising from receipt of securities,
pursuant to the application of SFAS #125 as replaced by SFAS 140(Note 3)       (12,957)              (10,502)
                                                                              --------              --------

TOTAL NONCASH FINANCING AND INVESTING ACTIVITIES                              $    ---              $    ---
                                                                              ========              ========


The accompanying Notes to Financial Statements are an integral part of these Statements.

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

BNP U.S. Funding L.L.C. (the "Company") is a Delaware limited liability company formed on October 14, 1997 for the purpose of acquiring and holding certain types of eligible securities that generate net income for distribution to the holders of its Series A Preferred Securities and its redeemable Common Securities. The Company is a wholly owned subsidiary of the New York Branch (the "Branch") of BNP PARIBAS, (the "Bank", "BNP PARIBAS" or "BNPP"). The Bank is a French corporation that conducts retail banking activities in France and corporate and private banking and other financial activities both in France and throughout the world.

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

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENT SECURITIES:

Investments in debt securities, both collateral and noncollateral (Note 3), are classified as available for sale and are carried at fair value. The noncollateral debt securities can be futher categorized into a hedged and non-hedged portion. For the hedged securities, changes in the fair market value of both the securities and derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statement of Income, pursuant to application of SFAS 133, (see below, "Accounting for Derivatives and Hedging Activities"). Unrealized gains and losses on the non-hedged securities are reported as a component of "Other Comprehensive Income".

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

To date, the Company has declared and paid dividends as follows:

Security                                       Amount              Date Paid
-----------------------------               ------------       -----------------
Series A Preferred Securities               $ 19,345,000       June 5, 1998
Common Securities                           $  5,347,365       June 22, 1998
Series A Preferred Securities               $ 19,345,000       December 5, 1998
Common Securities                           $  8,787,127       December 15, 1998
Series A Preferred Securities               $ 19,345,000       June 5, 1999
Common Securities                           $  8,454,284       June 15, 1999
Series A Preferred Securities               $ 19,345,000       December 5, 1999
Common Securities                           $ 10,352,672       December 15, 1999
Series A Preferred Securities               $ 19,345,000       June 5, 2000
Common Securities                           $ 12,508,486       June 19, 2000
Series A Preferred Securities               $ 19,345,000       December 5, 2000
Common Securities                           $ 14,792,297       December 19, 2000


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

FOREIGN CURRENCY TRANSLATION

Assets denominated in foreign currencies are translated to US dollars using applicable rates of exchange. The entire change in the fair value of foreign currency denominated investment securities classified as available for sale (both the change in the market price of the security as expressed in US dollars and the change in the exchange rate between the assets denominated in foreign currencies and the functional currency), together with the effects of hedging instruments, is reported current earnings within the Statement of Income. Revenues and expenses are translated monthly at amounts which approximate weighted average exchange rates.

ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES

In June of 1998, the Financial Accounting Standards Board issued "Accounting for Derivatives and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for all derivative instruments and hedging activities. SFAS 133, amended by the issuance of SFAS 137, entitled "Accounting for Derivatives and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133", in June 2000. SFAS 133, requires that an entity measure all derivatives at fair value and recognize those derivatives as either assets or liabilities on the balance sheet. The change in the derivative's fair value is generally to be recognized in current period earnings. However, if certain conditions are met, a derivative may be specifically designated as a hedge of an exposure to changes in fair value, variability of cash flows, or certain foreign currency exposures.

The Company has made an assessment of all their financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at March 31, 2001. As part of its asset management activities the Company uses cross currency and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The cross currency and interest swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

These cross currency and interest rate swaps are carried at fair value. The accrual of interest receivable or interest payable on these swaps is reported in Interest Income. Prior to the adoption of SFAS 133 (through December 31, 2000) changes in the market values of these interest rate and cross currency swaps, exclusive of net interest accruals, are reported in Securityholders' Equity:
Accumulated Other Comprehensive Income. After implementation of SFAS 133, they are reported in current earnings on the Statement of Income.

The Company has adopted SFAS 133 as of January 1, 2001. The SFAS 133 transition adjustments result in a cumulative-effect-type adjustment of $938,670 and $(938,670) to net income and accumulated other comprehensive income, respectively, as of January 1, 2001.

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

Due to the potential consequences of a Shift Event, (as described above), the Company's purchase of the Initial Portfolio from the Branch did not meet certain SFAS 125, as replaced by SFAS 140, sale accounting requirements. Therefore, the purchase of the Initial Portfolio has been accounted for as a secured borrowing transaction with a pledge of collateral. In accounting for this transaction as a secured borrowing transaction in accordance with SFAS 125, as replaced by SFAS 140, the Company has recorded a receivable in an amount equal to the remaining amount paid to the Branch to acquire the Initial Portfolio. In this case, however, having delivered the securities in the Initial Portfolio to the Company, neither the Branch nor BNPP has any further obligation to the Company to repay any part of the purchase price for the Initial Portfolio or otherwise to repurchase or redeem any securities in the Initial Portfolio.

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

NOTE 4--INVESTMENT SECURITIES:

The amortized cost and estimated fair value of available-for-sale securities were as follows ($ in 000's) based on management's prepayment assumptions:


                                                                   Gross         Gross
                                                  Amortized      Unrealized    Unrealized       Fair
March 31, 2001                                       Cost          Gains         Losses         Value
--------------                                    ---------      ----------    ----------    ----------
Collateralized Mortgage Obligations:
  Floating-Rate REMICs                           $    79,863      $    216      $    226     $   79,853
  Fixed-Rate REMICs                                   50,119            12           467         49,664
Mortgage Backed Securities:
  Agency ARMs                                         74,261           619           155         74,725
  Agency Hybrid ARMS                                 103,264         1,024           139        104,149
  Agency DUSs                                        275,255         2,256           374        277,137
Agency Debentures                                    422,233        16,779           552        438,460
                                                     -------       -------        ------        -------
  Total                                           $1,004,995     $  20,906      $  1,913     $1,023,988
                                                  ==========     =========      ========     ==========

                                                                   Gross         Gross
                                                  Amortized      Unrealized    Unrealized       Fair
December 31, 2000                                    Cost          Gains         Losses         Value
-----------------                                 ---------      ----------    ----------    ----------
Collateralized Mortgage Obligations:
  Floating-Rate REMICs                            $   84,970      $    ---      $    574      $  84,396
  Fixed-Rate REMIC                                    52,837           ---           909         51,928
Mortgage Backed Securities:
  Agency ARMs                                         81,207           ---           745         80,462
  Agency Hybrid ARMs                                 109,477            38           853        108,662
  Agency DUSs                                        265,976           802         1,974        264,804
Agency Debentures                                    404,179        23,484           ---        427,663
                                                  ----------     ---------      --------     ----------
  Total                                           $  998,646     $  24,324      $  5,055    $ 1,017,915
                                                  ==========     =========      ========     ==========



The breakdown of the Company's available-for-sale securities by category and expected weighted average life distribution (stated in terms of amortized cost) is summarized below ($ in 000's) based on management's prepayment assumptions:



                                                              Due after 1    Due after
                                               Due in 1 year    through      5 through   Due after
March 31, 2001                                    or less       5 years      10 years    10 years        Total
--------------                                 -------------  -----------    ---------   ---------    -----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                         $     2,594    $   77,269    $     ---    $    ---    $     79,863
   Fixed-Rate REMICs                                  1,920         1,384       46,815         ---          50,119
Mortgage Backed Securities:
   Agency ARMs                                          170        71,980        1,431         680          74,261
   Agency Hybrid ARMs                                   ---        60,881       39,031       3,351         103,263
   Agency DUSs                                          ---         9,971      265,284         ---         275,255
Agency Debentures                                       ---       100,000      322,234         ---         422,234
                                                -----------    ----------    ---------    --------    ------------
   Total                                        $     4,684    $  321,485    $ 674,795    $  4,031    $  1,004,995
                                                ===========    ==========    =========    ========    ============



                                                              Due after 1    Due after
                                               Due in 1 year    through      5 through   Due after
December 31, 2000                                 or less       5 years      10 years    10 years        Total
-----------------                              -------------  -----------    ---------   ---------    -----------

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                         $     2,199    $   69,528    $  13,243    $    ---    $     84,970
   Fixed-Rate REMICs                                  4,545         1,477       46,815         ---          52,837
Mortgage Backed Securities:
   Agency ARMs                                          502        60,265       17,877       2,563          81,207
   Agency Hybrid ARMs                                   ---        61,741       42,369       5,367         109,477
   Agency DUSs                                          ---           ---      265,976         ---         265,976
Agency Debentures                                       ---       100,000      304,179         ---         404,179
                                                -----------    ----------    ---------    --------    ------------
     Total                                      $     7,246    $  293,011    $ 690,459    $  7,930    $    998,646
                                                ===========    ==========    =========    ========    ============



Actual maturities may differ from maturities shown above due to prepayments.

The breakdown of the Company's available-for-sale securities by category and yield is summarized below:

                                                           Due after 1    Due after
                                            Due in 1 year    through      5 through   Due after
March 31, 2001                                 or less       5 years      10 years    10 years        Total
--------------                              -------------  -----------    ---------   ---------    -----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                           5.83%         6.27%         ---%        ---%          6.26%
   Fixed-Rate REMICs                              5.81          6.45         6.50         ---           6.46
Mortgage Backed Securities:
   Agency ARMs                                    8.43          6.74         7.70        8.02           6.77
   Agency Hybrid ARMs                              ---          6.41         6.43        6.53           6.42
   Agency DUSs                                     ---          4.03         6.34         ---           6.31
Agency Debentures                                  ---          6.52         6.47         ---           6.49
                                                ------        ------       ------      ------         ------
     Total                                        5.89%         6.47%        6.41%       6.78%          6.42%
                                                ======        ======       ======      ======         ======


                                                           Due after 1    Due after
                                            Due in 1 year    through      5 through   Due after
December 31, 2000                              or less       5 years      10 years    10 years        Total
-----------------                           -------------  -----------    ---------   ---------    -----------

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                           6.46%         6.55%        6.58%        ---%          6.55%
   Fixed-Rate REMICs                              5.84          6.46         6.50         ---           6.39
Mortgage Backed Securities:
   Agency ARMs                                    4.81          6.50         6.62        7.10           6.53
   Agency Hybrid ARMs                              ---          6.51         6.65        6.35           6.55
   Agency DUSs                                     ---           ---         6.02         ---           6.02
Agency Debentures                                  ---          6.75         6.47         ---           6.59
                                                ------        ------       ------      ------         ------
     Total                                        5.95%         6.61%        6.26%       6.55%          6.39%
                                                ======        ======       ======      ======         ======



For the period, December 31, 2000 to March 31, 2001, the Company had no sales of its positions.

NOTE 5--REDEEMABLE COMMON SECURITIES:

General

The Company is authorized to issue up to 150,000 Common Securities; as of March 31, 2001 and December 31, 2000, the Company had outstanding 53,011 Common Securities, all of which were held by the Branch. The Bank has agreed with the Company in the Contingent Support Agreement that, so long as any Series A Preferred Securities are outstanding, it will maintain direct or indirect ownership of 100% of the outstanding Common Securities.

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

NOTE 6--RELATED PARTY TRANSACTIONS:

The Company entered into a Services Agreement with the Branch on December 5, 1997 pursuant to which the Branch manages the securities portfolio of the Company and performs other administrative functions. Expenses incurred under such Agreement were $186,489 as of March 31, 2001 and $62,500 as of March 31, 2000.

The Branch, also serves as the dividend paying agent, registrar, and transfer agent with respect to the Series A Preferred Securities. The fee is $4,000 per annum for these services.

The Company maintains a credit balance account with the Branch for clearing certain transactions.

All of the Company's officers and employees and all but one of the members of the Company's Board of Directors are officers and employees of the Branch or BNP PARIBAS.

NOTE 7--FAIR VALUE OF FINANCIAL INSTRUMENTS:

The fair values of securities at March 31, 2001 and December 31, 2000 were obtained from independent market sources and are summarized in Note 4. The carrying values of investment securities, as shown in Note 4, and the obligation arising from the receipt of securities, pursuant to the application of SFAS 125, as replaced by SFAS 140, approximates their fair value. The fair value of the receivable arising from payment for securities, pursuant to the application of SFAS 125, as replaced by SFAS 140, approximates the aggregate carrying value of the investment securities treated as collateral, which at March 31, 2001 and December 31, 2000 was $179,242,482 and $190,647,6657 respectively.

The carrying value of cash and cash equivalents, accounts receivable, accrued interest receivable, accrued expenses, and accounts payable approximates fair value.

The fair value of the cross currency and interest rate swaps described in Note 8 below at March 31, 2001 and December 31, 2000 was $(9,759,122), and $(17,311,062), respectively. This change was primarily due to the exchange rate changes between JPY and USD.

NOTE 8-DERIVATIVE ACTIVITY

In order to modify the interest rate and foreign exchange characteristics of a portion of its assets, the Company engaged in derivative activities by entering into cross currency and interest rate swaps. The assets to which the swaps relate consist of foreign currency denominated debt instruments and U.S. dollar denominated debt instruments with fixed rate interest payments. The Company entered into swaps primarily based on LIBOR, in order to convert fixed rate foreign currency denominated interest payments on such assets into variable rate U.S. dollar payments.

At March 31, 2001 and December 31, 2000, the Company had outstanding interest cross currency and interest rate swap agreements with a notional principal amount of $564,645,636 and $537,376,097, respectively.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company was formed on October 14, 1997 and commenced operations on December 5, 1997 by the sale to qualified institutional buyers of 50,000 noncumulative, preferred securities, Series A (the "Series A Preferred Securities") and the sale to New York Branch of BNP PARIBAS, (the "Branch") of 53,011 common securities, $10,000 par value per share (the "Common Securities"). Together, such sales raised net capital of $1,030,115,873, which the Company used to purchase a portfolio of securities (the "Portfolio") from the Branch.

The Company's sole business is to acquire, hold and manage debt instruments, largely consisting of mortgage obligations, which generate net income for distribution to securityholders. The Company's major source of income is interest generated by the securities in the Portfolio.

Results of Operations

THREE MONTH PERIOD

         The following discussion pertains to the Three-month period ended March 31, 2001 (the "2001 Period") and the Three-month period ended March 31, 2000 (the "2000 Period").

During the 2001 Period and 2000 Period, the Company had revenues of $16,085,065 and $16,111,120, respectively. This amount consisted of interest income on the investment securities, the unrealized gain/loss on hedged securities and the derivatives used as hedging instruments and interest on deposits. Interest on the securities in the Portfolio amounted to $13,130,545 and $13,294,862, representing an aggregate average yield of 6.42% and 6.37%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows:

                                                   2001 Period                2000 Period
                                                   -----------                -----------
Floating-Rate REMICs.....................      $1,294,897     6.26%       $1,670,821     6.07%
Fixed-Rate REMICs........................       $ 831,565     6.46%        $ 944,358     6.23%
Agency ARMs..............................      $1,313,167     6.77%       $1,659,794     6.41%
Agency Hybrid ARMs.......................      $1,692,272     6.42%       $2,179,715     6.67%
Agency DUSs..............................      $4,224,182     6.31%       $3,021,606     6.08%
Agency Debentures........................      $3,774,462     6.49%       $3,818,568     6.50%

The 6.49% yield on Agency Debentures is based on U.S. dollare denominated securities which excludes the Japanese Yen denominated securities.

During the 2001 Period, the yield on the Agency DUSs and Agency Debentures was approximately 6.00% and 6.15%, respectively, when taking into account the income from the derivative products used to hedge these securities.

The average book value of the Portfolio during the 2001 Period and the 2000 Period was $1,003,681,376 and $988,067,735 respectively. This reflects the following prepayments and reinvestments:

Prepayments                                       2001 Period       2000 Period
-----------                                       -----------       -----------
Floating-Rate REMICs.....................         $ 5,473,968       $ 7,318,060
Fixed-Rate REMICs........................         $ 2,632,326       $ 2,259,034
Agency ARMs..............................         $ 6,512,051       $ 4,665,414
Agency Hybrid ARMs.......................         $ 6,066,585       $ 6,623,905
Agency DUSs..............................         $   692,038       $   476,651


Reinvestments                                     2001 Period       2000 Period
-------------                                     -----------       -----------
Floating-Rate REMICs.....................             ---                ---
Fixed-Rate REMICs........................             ---                ---
Agency ARMs..............................             ---                ---
Agency Hybrid ARMs.......................             ---                ---
Agency DUSs..............................        $  9,971,282            ---
Agency Debentures........................        $ 18,000,000            ---

The Company also recorded interest income from short-term investments for the 2001 Period and 2000 Period of $ $384,663 and 610,263, respectively. These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio and (ii) prepayments of principal pending their reinvestment.

As of March 31, 2001, approximately 57.99% of the Portfolio consisted of collateralized mortgage obligations (Floating-Rate REMICs and Fixed-Rate REMICs) and mortgage backed securities (Agency ARMs, Agency Hybrid ARMs and Agency
DUSs), and approximately 42.01% consisted of Agency Debentures. Floating Rate securities accounted for approximately 25.61% of the Portfolio's collateralized mortgage obligations and mortgage backed securities. In addition, the Agency Debentures and the Agency DUSs are hedged so that the fixed rate payments received are converted into floating rates and in one case , the fixed rate payment received is converted into a fixed payment denominated in Japanese Yen.

The aggregate market value of the securities in the Portfolio as of March 31, 2001 was higher than the book value by approximately 1.85%, due to a net decrease in interest rates from the time of their original purchase. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statement of Income, pursuant to application of SFAS 133, (Note 2). Unrealized gains and losses on the non-hedged securities are reported as a component of " Other Comprehensive Income".

Operating expenses for the 2001 Period and the 2000 Period totaled $234,611 and $109,882, respectively. Operating expenses consisted of audit fees, Trustee fees to Citibank and fees to the Branch under the Services Agreement.

The Company's net income in the 2001 Period was $16,789,123 and for the 2000 Period it was $16,001,239. As of March 31, 2001 the Company has neither declared nor paid dividends during 2001.


Receivable and Obligation arising from payment for securities and receipt of securities, pursuant to the application of SFAS 125 as replaced by SFAS 140

On September 29, 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS 125" ("SFAS 140"). This statement revises the standards of accounting for securitizations and other transfers of financial assets and collateral established by SFAS 125 and requires certain additional disclosures, but carries over most of SFAS 125's provisions without reconsideration. SFAS 140 will be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Disclosures about securitization and collateral accepted need not be reported for periods ending before December 15, 2000, for comparative financial statements presentations. SFAS 140 is to be applied prospectively with certain exceptions. Management of the Company anticipates that the adoption of SFAS 140 will not have a significant effect on the Company's earnings or financial position. Disclosures required under SFAS 125, as replaced by SFAS 140, are included in Note 3.

Under Statement of Financial Accounting Standard (SFAS) 125, as replaced by SFAS 140, transfers of financial assets that do not meet certain sale accounting requirements must be accounted for as a secured borrowing transaction with a pledge of collateral. Due to the potential consequences of a Shift Event, the Company's purchase of the Initial Portfolio (as defined in Item 1 herein) from the Branch did not meet certain SFAS 125, as replaced by SFAS 140, sale accounting requirements. Accordingly, the Company recorded at December 5, 1997 a receivable for the consideration paid to the Branch for the Initial Portfolio treated as collateral. Since the Company has the right to sell and pledge the securities in the Initial Portfolio treated as collateral, in applying SFAS 125, as replaced by SFAS 140, the Company recognized the securities in the Initial Portfolio as assets and recorded at December 5, 1997 a related obligation to return them to the Branch. As a legal and economic matter, however, there is no such receivable or obligation since (a) neither the Bank nor the Branch has any obligation to repay any part of the purchase price for the Initial Portfolio or to repurchase or redeem any of the securities included therein, and (b) the Company has no obligation to return any of such securities to the Bank or the Branch (except in the limited circumstances and to the extent that the occurrence of a Shift Event (defined herein Item 8, Note 2) under the Charter would require the transfer of any assets held by the Company at the time). As the securities in the Initial Portfolio are paid, the receivable will be deemed to be realized and the obligation will be reduced, each by an amount corresponding to the amount of the payments received. At March 31, 2001 and December 31, 2000, respectively, the receivable arising from payment for securities amounted to $179,472,431 and $192,428,747 and the obligation arising from the receipt of securities amounted to $179,242,482 and $190,647,665. (The difference between the amounts of the receivable and the obligation result from a requirement to mark the obligation to market in parallel with the related securities). The decrease in the amount of such receivable and such obligation between the two dates reflects the prepayment of securities in the Initial Portfolio. The Company recognized the cash proceeds of such prepayments as a reduction in the receivable and concurrently reduced the associated obligation. Such decreases in the receivable and the obligation did not affect the Company's results of operations or cash flow.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments. The Company's sole liquidity needs are to acquire reinvestment securities as original securities repay or prepay and to pay dividends on the Series A Preferred Securities. The acquisition of reinvestment securities is funded with the proceeds of principal repayments or prepayments on original securities, and the payments of dividends on the Series A Preferred Securities are funded through interest income from the securities in the Portfolio. Given the limited scope of its activities (acquiring and holding eligible securities to fund the payment of dividends on the Series A Preferred Securities and the Common Securities), and the fact that the Company is prohibited from incurring indebtedness, the Company believes that its liquidity and capital resources will be sufficient to meet its liquidity requirements in short and long term.

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

The outstanding principal amount and estimated fair value as of March 31, 2001, by each category of investment is depicted in Footnote 4 of the Financial Statements contained in Item 1 herein.

Interest Rate Risk

The Company's income consists primarily of interest payments on collateralized mortgage obligations, mortgage-backed securities, agency debentures and agency DUSs. Currently, the Company uses derivative products to manage a portion of its interest rate risk.

The Company is a party to twenty-one interest rate swaps and two cross currency swaps with BNP PARIBAS. In all but one of these swaps, where the Company pays and receives fixed, the Company pays a fixed coupon and receives floating rate payments on the notional balances as set out below:

 (000 omitted)

 Fair Value at     Notional
 March 31, 2001    Balance         Value Date            Maturity Date    Fixed Rate             Receive Rate
----------------  ----------    -----------------     ------------------  -----------    -----------------------------
  $     (73)       $ 42,000     November 25, 1998     March 26, 2008       JPY 1.75      US Three Month Libor Plus Six
                                                                                         Basis Points
     (1,854)         58,000     November 25, 1998     October 9, 2007      JPY 2.125     US Three Month Libor Plus Six
                                                                                         Basis Points
        (60)         19,445     November 25, 1998     August 25, 2008      US 6.15       US One Month Libor Plus Five
                                                                                         Basis Points
       (123)         23,246     May 25, 1999          May 25, 2009         US 6.23       US One Month Libor Plus One and
                                                                                         Half Basis Points
     (3,148)         50,000     February 12, 1999     March 5, 2007        US 6.68       US Three Month Libor Minus Two
                                                                                         Basis Points
     (3,438)         50,000     February 11, 1999     March 14, 2007       US 6.80       US Three Month Libor Minus Two
                                                                                         Basis Points
       (191)         30,000     March 29, 1999        October 9, 2007      JPY 2.125     US Three Month Libor Minus Two
                                                                                         and Half Basis Points
       (930)         26,400     April 6, 1999         October 9, 2007      JPY 2.125     US Three Month Libor Minus One
                                                                                         Basis Point
         (4)         26,360     June 25, 1999         June 25, 2009        US 6.23       US One Month Libor plus Three
                                                                                         and Half Basis Points
         63          21,109     February 25, 1999     February 25, 2009    US 5.41       US One Month Libor Plus Three
                                                                                         Basis Points
       (153)         15,860     July 1, 1999          June 25, 2009        US 6.39       US One Month Libor Plus Three
                                                                                         and Half Basis Points
       (303)         43,821     September 27, 1999    March  28, 2008      US 6.29       US One Month Libor Plus Five
                                                                                         Basis Points
        (88)         15,677     November 26, 1999     April 25, 2009       US 6.04       US One Month Libor Plus Four
                                                                                         Basis Points
        174          28,375     September 27, 1999    March 25, 2009       US 5.85       US One Month Libor Plus Four
                                                                                         Basis Points
        (73)          7,000     August 1, 2000        December 1, 2007     US 6.42       US One Month Libor Minus Two
                                                                                         Basis Points
       (497)         29,618     August 1, 2000        October 1, 2006      US 7.20       US One Month Libor Minus Two
                                                                                         Basis Points
       (137)          8,441     June  26, 2000        October 1, 2007      US 6.68       US One Month Libor Plus One and
                                                                                         Half Basis Points
        (31)          9,486     June  26, 2000        October 1, 2008      US 6.19       US One Month Libor
      1,060          15,000     November 2, 2000      October 9, 2007      JPY 2.125     US Three Month Libor Minus Two
                                                                                         Basis Points
       (204)          8,824     October 2, 2000       June 1, 2007         US 7.024      US One Month Libor Minus Two
                                                                                         Basis Points
       (242)          7,662     October 2, 2000       July 1, 2007         US 7.405      US One Month Libor Minus Two
                                                                                         Basis Points
        696          18,000     January  17, 2001     March 26, 2008       JPY 1.750     5.80%
       (203)          9,962     March 25, 2001        October 25, 2007     US 6.94       US One Month Libor Plus Two
 ----------       ---------                                                              Basis Points
$   ( 9,759)      $ 564,646
===========       ==+======

The fair value of the cross currency and of interest rate swaps was $(9,759,122) and $(17,311,062) at March 31, 2001 and December 31, 2000, respectively. The change in fair value was primarily due to Japanese Yen currency exchange rate changes versus the US dollar and changes in prevailing market interest rates.


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

The breakdown of the Company's available-for-sale securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below ($ in 000's) based on management's prepayment assumptions:




                                            Due        Due         Due         Due        Due        Due         Due
                                             in        after       after       after      after      after       after
At March 31, 2001                           2001       2001        2002        2003       2004       2005        2006       Total
----------------------------------------   ------     ------      ------      ------     ------     ------     ------     --------
Fixed Rate Instruments:
Fixed-Rate REMICs.......................   $1,920     $ 1,384      $---        $---       $---       $---      $46,815     $50,119
Agency DUS..............................      ---         ---       ---       9,971        ---     38,442      226,842     275,255
Agency Debentures ......................      ---         ---       ---         ---        ---    186,961      235,272     422,233
                                              ---         ---       ---         ---        ---    -------      -------     -------
Total Fixed Rate Instruments............    1,920       1,384       ---       9,971        ---    225,403      508,929     747,607
                                            -----      ------       ---      ------        ---    -------      -------     -------

Floating-Rate Instruments:
Floating-Rate REMICs....................    2,594      23,838    18,978      17,485     16,968        ---          ---      79,863
Agency ARMs.............................      ---       5,785    21,410       2,068     42,887      1,431          680      74,261
Agency Hybrid ARMs......................      ---         ---     3,886      18,826     34,732      8,028       37,792     103,264
                                              ---         ---     -----      ------     ------      -----       ------     -------
Total Floating Rate Instruments.........    2,594      29,623    44,274      38,379     94,587      9,459       38,472     257,388
                                            -----      ------    ------      ------     ------      -----       ------     -------

Total...................................  $ 4,514     $31,007   $44,274     $48,350   $ 94,587   $234,862     $547,401  $1,004,995
                                          =======     =======   =======     =======   ========   ========     ========  ==========


                                            Due        Due         Due         Due        Due        Due         Due
                                             in        after       after       after      after      after       after
At March 31, 2000                           2000       2000        2001        2002       2003       2004        2005       Total
----------------------------------------   ------     ------      ------      ------     ------     ------     ------     --------

Fixed Rate Instruments:
Fixed-Rate REMICs.......................     $---     $12,148    $1,745        $---       $---       $---      $46,816     $60,709
Agency DUS..............................      ---         ---       ---         ---        ---        ---      196,231     196,231
Agency Debentures ......................      ---         ---       ---         ---        ---        ---      389,020     389,020
                                              ---         ---       ---         ---        ---        ---      -------     -------
Total Fixed Rate Instruments............      ---      12,148     1,745         ---        ---        ---      632,067     645,960
                                              ---      ------     -----         ---        ---        ---      -------     -------

Floating-Rate Instruments:
Floating-Rate REMICs....................     $---         760     3,959      32,204     10,733     23,890       31,373     102,919
Agency ARMs.............................      ---         ---       ---         ---     31,276     45,194       24,375     100,845
Agency Hybrid ARMs......................      ---         703       ---       2,007      3,712    119,909        4,014     130,345
                                              ---         ---       ---       -----     ------    -------      -------     -------

Total Floating Rate Instruments.........      ---       1,463     3,959      34,211     45,721    188,993        59,762    334,109
                                              ---       -----     -----      ------     ------    -------        ------    -------

Total....................................$    ---     $13,611  $  5,704     $34,211    $45,721   $188,993     $691,829    $980,069
                                          =======     =======   =======     =======   ========   ========     ========  ==========

Actual maturities may differ from maturities shown above due to prepayments.


Part II

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities and Use of the Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Securityholders

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

                                           BNP U.S. FUNDING L.L.C.
                                           -----------------------
                                                       Registrant


Date: May 14, 2001                         By /s/ Jean-Pierre Beck
                                                  -------------------
                                                  Jean-Pierre Beck
                                                  President and Director


Date: May 14, 2001                         By /s/ Sady Karet
                                                  -------------------
                                                  Sady Karet
                                                  Treasurer and Director