Form 10-Q
period 2001-06-30
BNP US FUNDING LLC
filed 2001-08-14
CIK 1054659

Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report under Section 13 or 15 (d)
                     Of The Securities Exchange Act of 1934


For the Quarter Ended: June 30, 2001           Commission File Number: 000-23745

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

                                      10019
                                   (Zip Code)

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
          Number of shares outstanding of the issuer's class of common stock on June 30, 2001

                                 Form 10-Q Index

Part I                                                                      Page

Item 1.        Financial Statements - BNP U.S. FUNDING L.L.C.:

               Balance Sheet at June 30, 2001 and December 31, 2000            3

               Statement of Income for the Six months ended
               June 30, 2001 and June 30, 2000                                 4
               Statement of Comprehensive Income for the quarters
               ended June 30, 2001 and June 30, 2000                           5
               Statement of Changes in Securityholders' Equity
               for the quarters ended June 30, 2001 and                        6
               June 30, 2000
               Statement of Cash Flows for the quarters ended
               June 30, 2001 and June 30, 2000                                 7
               Notes to Financial Statements                                   8

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operation                             15

Item 3.        Quantitative and Qualitative Disclosures about Market Risk     18

Part II

Item 1.        Legal Proceedings                                              21

Item 2.        Changes in Securities and Use of the Proceeds                  21

Item 3.        Defaults Upon Senior Securities                                21

Item 4.        Submission of Matters to a Vote of Securityholders             21

Item 5.        Other Information                                              21

Item 6.        Exhibits and Current Reports on Form 8-K                       21

Part I  Item 1.



                             BNP U.S. FUNDING L.L.C.
                                  BALANCE SHEET

                      (in thousands, except per share data)

                                                         June 30, 2001        December 31, 2000
                                                          (unaudited)             (audited)
                                                      -------------------     -----------------

ASSETS:

Cash and cash equivalents                                 $     57,519          $     30,373

Investment securities (Notes 3 and 4)
Available-for-sale, at fair value                              988,927             1,017,915

Receivable arising from payment for securities,
pursuant to the application of SFAS 125,
as replaced by SFAS 140, (Note 3)                              163,196               192,429

Accrued interest receivable                                      5,660                 6,436
                                                                 -----                 -----
TOTAL ASSETS                                              $  1,215,302          $  1,247,153
                                                          ============          ============

LIABILITIES:

Accrued interest payable                                           209                   ---
Obligation arising from the receipt of securities,
   pursuant to the application of
   SFAS 125, as replaced by                               $    163,367          $    190,648
   SFAS 140,  (Note 3)
Accrued expenses                                                    87                    51
Other Liabilities                                               10,446                17,311
                                                                ------                ------
TOTAL LIABILITIES                                              174,109               208,010
                                                          ------------          ------------
Redeemable common securities, par value and redeemable
   value $10,000 per security; 150,000 securities
   authorized, 53,011 securities issued and outstanding        530,110               530,110
   (Note 5)
Preferred securities, liquidation preference $10,000 per
   security; 150,000 securities authorized, 50,000
   securities issued and outstanding                           500,000               500,000
Additional paid in capital                                           6                     6
Accumulated other comprehensive income                           5,434                 3,739
Retained earnings                                                5,643                 5,288
                                                          ------------          ------------

TOTAL REDEEMABLE COMMON SECURITIES,
   PREFERRED SECURITIES AND
   SECURITYHOLDERS' EQUITY                                   1,041,193             1,039,143
                                                          ------------          ------------

TOTAL LIABILITIES AND TOTAL
   REDEEMABLE COMMON SECURITIES, PREFERRED
   SECURITIES AND SECURITYHOLDERS' EQUITY                 $  1,215,302          $  1,247,153
                                                          ============          ============





The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.
                               STATEMENT OF INCOME
                      (in thousands, except per share data)

                                                              Three-month period         Three-month period
                                                              ended June 30, 2001       ended June 30, 2000
                                                                  (unaudited)               (unaudited)
                                                             ---------------------     ---------------------
INTEREST INCOME:

Collateralized Mortgage Obligations:
              Floating-Rate REMICs                             $            973           $          1,650
              Fixed-Rate REMICs                                             786                        913
Mortgage Backed Securities:
              Agency ARMs                                                 1,087                      1,525
              Agency Hybrid ARMs                                          1,472                      2,075
              Agency DUSs                                                 3,494                      3,145
Agency Debentures                                                         5,657                      6,223
Interest on Deposits                                                        545                      1,069
                                                                          -----                     ------
Total
                                                                         14,014                     16,600
                                                                         ------                     ------
NONINTEREST EXPENSE:
Fees and expenses                                                         (384)                      (146)
                                                                          -----                      -----
Cumulative effect of the change in accounting principle for
Derivatives and Hedging activities (SFAS133)                               ---                        ---
                                                                         ------                     ------

NET INCOME APPLICABLE TO PREFERRED AND REDEEMABLE COMMON       $         13,630           $         16,454
SECURITIES                                                     ================           ================

NET INCOME PER REDEEMABLE COMMON SECURITY                      $        (107.81)          $         (54.54)
                                                               ================           ================


                                                               Six-month period           Six-month period
                                                              ended June 30, 2001       ended June 30, 2000
                                                                  (unaudited)               (unaudited)
                                                             ---------------------     ---------------------
INTEREST INCOME:
Collateralized Mortgage Obligations:
              Floating-Rate REMICs                             $          2,268           $          3,321
              Fixed-Rate REMICs                                           1,618                      1,858
Mortgage Backed Securities:
              Agency ARMs                                                 2,400                      3,185
              Agency Hybrid ARMs                                          3,164                      4,254
              Agency DUSs                                                 7,610                      6,137
Agency Debentures                                                        12,109                     12,277
Interest on Deposits                                                        929                      1,679
                                                                          -----                     ------

Total                                                                    30,098                     32,711
                                                                         ------                     ------
NONINTEREST EXPENSE:
Fees and expenses                                                         (618)                      (256)
                                                                          -----                      -----
Cumulative effect of the change in accounting principle for
Derivatives and Hedging activities (SFAS133)                                939                        ---
                                                                            ---                     ------

NET INCOME APPLICABLE TO PREFERRED AND REDEEMABLE COMMON       $         30,419           $         32,455
SECURITIES                                                     ================           ================

NET INCOME PER REDEEMABLE COMMON SECURITY                      $         208.90           $         247.31
                                                               ================           ================


The accompanying Notes to Financial Statements are an integral part of these Statements.


                             BNP U.S. FUNDING L.L.C.

                        STATEMENT OF COMPREHENSIVE INCOME

                                 (in thousands)

                                                                 Three-month period      Three-month period
                                                                     ended June              ended June
                                                                       30, 2001               30, 2000
                                                                     (unaudited)            (unaudited)
                                                                --------------------    --------------------
NET INCOME                                                          $    13,630              $    16,454

OTHER COMPREHENSIVE INCOME:
     Net change in unrealized gain (loss) in fair value of
       securities available-for-sale treated as collateral
       (Note 3)                                                             401                   (2,120)
      Net change in unrealized (gain) loss in fair value of
         obligation arising from the receipt of securities
         pursuant to the application of SFAS 125, as
         replaced by SFAS 140  (Note 3)                                    (401)                   2,120
      Net change in unrealized gain (loss) in fair value of
         available-for-sale securities that are not treated
         as collateral (Note 3) and that are not hedged by
         derivative instruments                                          (2,838)                   4,487

      Transition adjustment pursuant to the application of
         SFAS 133                                                           ---                      ---

      OTHER COMPREHENSIVE INCOME                                         (2,838)                   4,487
                                                                    -----------              -----------

COMPREHENSIVE INCOME                                                $    10,792              $    20,941
                                                                    ===========              ===========


                                                                  Six-month period        Six-month period
                                                                     ended June              ended June
                                                                      30, 2001                30, 2000
                                                                     (unaudited)            (unaudited)
                                                                --------------------    --------------------

NET INCOME                                                          $    30,419              $    32,455

OTHER COMPREHENSIVE INCOME:
     Net change in unrealized gain (loss) in fair value of
       securities available-for-sale treated as collateral
       (Note 3)                                                           1,952                   (1,928)
      Net change in unrealized (gain) loss in fair value of
         obligation arising from the receipt of securities
         pursuant to the application of SFAS 125, as
         replaced by SFAS 140  (Note 3)                                  (1,952)                   1,928
      Net change in unrealized gain (loss) in fair value of
         available-for-sale securities that are not treated
         as collateral (Note 3) and that are not hedged by
         derivative instruments                                           2,634                    4,680

      Transition adjustment pursuant to the application of
         SFAS 133                                                        (  939)                     ---

      OTHER COMPREHENSIVE INCOME                                          1,695                    4,680
                                                                    -----------              -----------

COMPREHENSIVE INCOME                                                $    32,114              $    37,135
                                                                    ===========              ===========

The accompanying Notes to Financial Statements are an integral part of these Statements.


                             BNP U.S. FUNDING L.L.C.

         STATEMENT OF CHANGES IN REDEEMABLE COMMON SECURITIES, PREFERRED
                     SECURITIES AND SECURITYHOLDERS' EQUITY



                              (in thousands)



                                                                                ACCUMULATED                     TOTAL REDEEMABLE
                                                                                   OTHER                       COMMON SECURITIES,
                                REDEEMABLE                     ADDITIONAL                                     PREFERRED SECURITIES
                                  COMMON        PREFERRED       PAID IN        COMPREHENSIVE     RETAINED     AND SECURITYHOLDERS'
                                SECURITIES     SECURITIES       CAPITAL           INCOME         EARNINGS            EQUITY
                               ------------   ------------   --------------   ---------------   ----------   ----------------------
Balance at December 31, 1999      530,110         500,000             6            (4,923)         4,938            1,030,131
                                 --------        --------          ----          --------        -------           ----------
Net income                                                                                        32,455               32,455
Other comprehensive income                                                          4,680                               4,680
Dividends Paid - Preferred                                                                       (19,345)             (19,345)
Securities
Dividends Paid--Common                ---             ---           ---               ---        (12,508)             (12,508)
Securities                       --------        --------          ----          --------        -------           ----------
Balance at June 30, 2000          530,110         500,000             6              (243)         5,540            1,035,413
                                 --------        --------          ----          --------        -------           ----------
Net income                                                                                        33,886               33,886
Other comprehensive income                                                          3,982                               3,982
Dividends Paid-Preferred                                                                         (19,345)             (19,345)
Securities
Dividends Paid--Common                ---             ---           ---               ---        (14,793)             (14,793)
Securities

Balance at December 31, 2000      530,110         500,000             6             3,739          5,288            1,039,143
                                 --------        --------          ----          --------        -------           ----------
Net income                                                                                        30,419               30,419
Other comprehensive income                                                          1,695                               1,695
Dividends Paid - Preferred                                                                       (19,345)             (19,345)
Securities
Dividends Paid--Common                ---             ---           ---               ---        (10,719)             (10,719)
Securities                       --------        --------          ----          --------        -------           ----------

Balance at June 30, 2001        $ 530,110       $ 500,000         $   6         $   5,434       $  5,643          $ 1,041,193
                                 ========        ========          ====          ========        =======           ==========






The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.
                             STATEMENT OF CASH FLOWS

                                (in thousands)

                                                  Six-month period      Six-month period
                                                     ended June            ended June
                                                      30, 2001              30, 2000
                                                    (unaudited)            (unaudited)
                                                 ------------------    ------------------
OPERATING ACTIVITIES:
Net income                                            $  30,419             $  32,455

Adjustments to reconcile net income to
cash provided from operating activities:
   Premium amortization                                     593                   457
   Net change in interest receivable                        776                   116
   Net change in accounts receivable                        ---                    15
   Net change in accrued interest payable                   209                   ---
   Net change in accrued expenses                            36                    18
   Net change in accounts payable                           ---                   220
   (Gain)/loss on hedge activity                           (510)                  ---
   Cumulative effect of the change in
   accounting principle for derivatives and
   hedging activities (SFAS 133)                           (939)                  ---
                                                          -----                   ---

Net cash provided from operating activities              30,584                33,281
                                                         ------                ------
INVESTING ACTIVITIES:
   Purchase of investment securities:
      Agency Debentures                                 (18,000)                  ---
      Agency DUSs                                        (9,971)              (18,068)
      Interest receivable                                   ---                   (19)
   Proceeds from principal payments of
   securities available-for-sale,
   not treated as collateral                             25,882                20,753
   Proceeds from principal payments of
   securities available-for-sale,
   treated as collateral                                 28,715                23,179
                                                         ------                ------

Net cash provided (used) by investing activities         26,626                25,845
                                                         ------                ------
FINANCING ACTIVITIES:

   Cash dividends - preferred securities                (19,345)              (19,345)
   Cash dividends - common securities                   (10,719)              (12,508)
                                                       --------              --------
   Net cash provided (used) by financing activities     (30,064)              (31,853)
                                                       --------              --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     27,146                27,273

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           30,373                27,189
                                                       --------              --------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $  57,519             $  54,462
                                                       ========              ========

NONCASH FINANCING AND INVESTING ACTIVITIES:

 Decrease in receivable arising from payment
 for securities, pursuant to the application of
 SFAS #125, as replaced by SFAS 140,(Note 3)             29,233                21,464
 Decrease in obligation arising from receipt of
 securities, pursuant to the application of SFAS
 #125, as replaced by SFAS 140, (Note 3)                (27,281)              (23,392)
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

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENT SECURITIES:

Investments in debt securities, both collateral and noncollateral (Note 3), are classified as available for sale and are carried at fair value. The noncollateral debt securities can be further categorized into a hedged and non-hedged portion. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statement of Income, pursuant to application of SFAS 133, (see below, "Accounting for Derivatives and Hedging Activities"). Unrealized gains and losses on the non-hedged securities are reported as a component of "Other Comprehensive Income".

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

To date, the Company has declared and paid dividends as follows:

Security                               Amount               Date Paid
-----------------------------       ------------           ------------
Series A Preferred Securities       $ 19,345,000           June 5, 1998
Common Securities                   $  5,347,365           June 22, 1998
Series A Preferred Securities       $ 19,345,000           December 5, 1998
Common Securities                   $  8,787,127           December 15, 1998
Series A Preferred Securities       $ 19,345,000           June 5, 1999
Common Securities                   $  8,454,284           June 15, 1999
Series A Preferred Securities       $ 19,345,000           December 5, 1999
Common Securities                   $ 10,352,672           December 15, 1999
Series A Preferred Securities       $ 19,345,000           June 5, 2000
Common Securities                   $ 12,508,486           June 19, 2000
Series A Preferred Securities       $ 19,345,000           December 5, 2000
Common Securities                   $ 14,792,297           December 19, 2000
Series A Preferred Securities       $ 19,345,000           June 5, 2001
Common Securities                   $ 10,718,708           June 19, 2001

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

FOREIGN CURRENCY TRANSLATION

Assets denominated in foreign currencies are translated to US dollars using applicable rates of exchange. The entire change in the fair value of foreign currency denominated investment securities classified as available for sale (both the change in the market price of the security as expressed in US Dollars and the change in the exchange rate between the assets denominated in foreign currencies and the functional currency), together with the effects of hedging instruments, is reported in current earnings within the Statement of Income. Revenues and expenses are translated monthly at amounts which approximate weighted average exchange rates.

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

The Company has made an assessment of all their financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at June 30, 2001. As part of its asset management activities the Company uses cross currency and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The cross currency and interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

These cross currency and interest rate swaps are carried at fair value. The accrual of interest receivable or interest payable on these swaps is reported in Interest Income. Prior to the adoption of SFAS 133 (through December 31, 2000) changes in the market values of these interest rate and cross currency swaps, exclusive of net interest accruals, were reported in Securityholders' Equity:
Accumulated Other Comprehensive Income. After implementation of SFAS 133, they are reported in current earnings in the Statement of Income.

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

NOTE 4--INVESTMENT SECURITIES:

The amortized cost and estimated fair value of available-for-sale securities were as follows ($ in 000's) based on management's assumptions:

                                                             Gross           Gross
                                           Amortized       Unrealized      Unrealized         Fair
June 30, 2001                                Cost            Gains           Losses           Value
-------------                            -----------      -----------     -----------      -----------
Collateralized Mortgage Obligations:
  Floating-Rate REMICs                   $    70,246        $    150       $    282        $   70,114
  Fixed-Rate REMICs                           47,902             241            ---            48,143
Mortgage Backed Securities:
  Agency ARMs                                 64,502             656            205            64,953
  Agency Hybrid ARMs                          92,754             797            230            93,321
  Agency DUSs                                273,734           2,277          1,945           274,066
Agency Debentures                            422,289          16,041            ---           438,330
                                             -------         -------         ------           -------
  Total                                   $  971,427      $   20,162       $  2,662        $  988,927
                                          ==========      ==========       ========        ==========

                                                             Gross            Gross
                                           Amortized       Unrealized      Unrealized         Fair
December 31, 2000                            Cost            Gains           Losses           Value
-----------------                        -----------      -----------     -----------      -----------
Collateralized Mortgage Obligations:
  Floating-Rate REMICs                    $   84,970       $     ---       $    574       $    84,396
  Fixed-Rate REMIC                            52,837             ---            909            51,928
Mortgage Backed Securities:
  Agency ARMs                                 81,207             ---            745            80,462
  Agency Hybrid ARMs                         109,477              38            853           108,662
  Agency DUSs                                265,976             802          1,974           264,804

Agency Debentures                            404,179          23,484                          427,663
                                           ---------       ---------       --------       -----------
  Total                                    $ 998,646       $  24,324       $  5,055       $ 1,017,915
                                           =========       =========       ========       ===========

The breakdown of the Company's available-for-sale securities by category and expected weighted average life distribution (stated in terms of amortized cost) is summarized below ($ in 000's) based on management's prepayment assumptions:


                                                            Due after 1    Due after 5
                                          Due in 1 year      through 5      through 10     Due after 10
June 30, 2001                                or less           years          years           years           Total
-------------                             -------------    -------------  -------------   --------------  ------------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                    $    1,334       $    68,912    $       ---      $      ---    $    70,246
   Fixed-Rate REMICs                              ---             1,087         46,815             ---         47,902
Mortgage Backed Securities:
   Agency ARMs                                    883            62,887            321             411         64,502
   Agency Hybrid ARMs                             ---            81,575         11,179             ---         92,754
   Agency DUSs                                    ---             7,990        265,744             ---        273,734
Agency Debentures                                 ---           100,000        322,289             ---        422,289
                                           ----------       -----------    -----------      ----------    -----------
   Total                                   $    2,217       $   322,451    $   646,348      $      411    $   971,427
                                           ==========       ===========    ===========      ==========    ===========



                                                            Due after 1    Due after 5
                                          Due in 1 year      through 5      through 10     Due after 10
December 31, 2000                            or less           years          years           years           Total
-----------------                         -------------    -------------  -------------   --------------  ------------

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                     $   2,199       $    69,528    $    13,243      $      ---    $    84,970
   Fixed-Rate REMICs                            4,545             1,477         46,815             ---         52,837
Mortgage Backed Securities:
   Agency ARMs                                    502            60,265         17,877           2,563         81,207
   Agency Hybrid ARMs                             ---            61,741         42,369           5,367        109,477
   Agency DUSs                                    ---               ---        265,976             ---        265,976
Agency Debentures                                 ---           100,000        304,179             ---        404,179
                                            ---------       -----------    -----------      ----------    -----------
    Total                                   $   7,246       $   293,011    $   690,459      $    7,930    $   998,646
                                            =========       ===========    ===========      ==========    ===========




Actual maturities may differ from maturities shown above due to prepayments.

The breakdown of the Company's available-for-sale securities by category and yield is summarized below:

                                                            Due after 1    Due after 5
                                          Due in 1 year      through 5      through 10     Due after 10
June 30, 2001                                or less           years          years           years          Total
-------------                             -------------    -------------  -------------   --------------  -----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                         5.23%           5.75%           ---%            ---%          5.73%
   Fixed-Rate REMICs                            7.25            6.41           6.50             ---           6.52
Mortgage Backed Securities:
   Agency ARMs                                  6.83            6.63           7.56            8.17           6.65
   Agency Hybrid ARMs                            ---            6.26           6.34             ---           6.27
   Agency DUSs                                   ---            8.79           6.32             ---           6.40
Agency Debentures                                ---            6.59           6.47             ---           6.52
                                                ----            ----           ----            ----           ----
     Total                                      6.20%           6.40%          6.37%           8.17%          6.38%
                                             =======         =======        =======         =======        =======


                                                            Due after 1    Due after 5
                                          Due in 1 year      through 5      through 10     Due after 10
December 31, 2000                            or less           years          years           years          Total
-----------------                         -------------    -------------  -------------   --------------  -----------

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                         6.46%           6.55%          6.58%            ---%          6.55%
   Fixed-Rate REMICs                            5.84            6.46           6.50             ---           6.39
Mortgage Backed Securities:
   Agency ARMs                                  4.81            6.50           6.62            7.10           6.53
   Agency Hybrid ARMs                            ---            6.51           6.65            6.35           6.55
   Agency DUSs                                   ---             ---           6.02             ---           6.02
Agency Debentures                                ---            6.75           6.47             ---           6.59
                                                ----            ----           ----            ----           ----
       Total                                    5.95%           6.61%          6.26%           6.55%          6.39%
                                             =======         =======        =======         =======        =======

For the period, December 31, 2000 to June 30, 2001, the Company had no sales of its positions.

NOTE 5--REDEEMABLE COMMON SECURITIES:

General

The Company is authorized to issue up to 150,000 Common Securities; as of June 30, 2001 and December 31, 2000, the Company had outstanding 53,011 Common Securities, all of which were held by the Branch. The Bank has agreed with the Company in the Contingent Support Agreement that, so long as any Series A Preferred Securities are outstanding, it will maintain direct or indirect ownership of 100% of the outstanding Common Securities.

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

NOTE 6--RELATED PARTY TRANSACTIONS:

The Company entered into a Services Agreement with the Branch on December 5, 1997 pursuant to which the Branch manages the securities portfolio of the Company and performs other administrative functions. Expenses incurred under such Agreement were $410,873 as of June 30, 2001 and $758,889 as of December 31, 2000.

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

NOTE 7--FAIR VALUE OF FINANCIAL INSTRUMENTS:

The fair values of securities at June 30, 2001 and December 31, 2000 were obtained from independent market sources and are summarized in Note 4. The carrying values of investment securities, as shown in Note 4, and the obligation arising from the receipt of securities, pursuant to the application of SFAS 125, as replaced by SFAS 140, approximates their fair value. The fair value of the receivable arising from payment for securities, pursuant to the application of SFAS 125, as replaced by SFAS 140, approximates the aggregate carrying value of the investment securities treated as collateral, which at June 30, 2001 and December 31, 2000 was $163,366,792 and $190,647,665 respectively.

The carrying value of cash and cash equivalents, accounts receivable, accrued interest receivable, accrued expenses, and accounts payable approximates fair value.

The fair value of the cross currency and interest rate swaps described in Note 8 below at June 30, 2001 and December 31, 2000 was $(10,445,949), and $(17,311,062), respectively. This change was primarily due to exchange rate changes between JPY and USD.

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

At June 30, 2001 and December 31, 2000, the Company had outstanding cross currency and interest rate swap agreements with a notional principal amount of $563,133,685 and $537,376,097, respectively.

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

Results of Operations
---------------------

SIX MONTH PERIOD
----------------

         The following discussion pertains to the Six-month period ended June 30, 2001 (the "2001 Period") and the Six-month period ended June 30, 2000 (the "2000 Period").

During the 2001 Period and 2000 Period, the Company had revenues of $30,098,594 and $32,710,568, respectively. This amount consisted of interest income on the investment securities, the unrealized gain/loss on hedged securities and the derivatives used as hedging instruments and interest on deposits.

Interest on the securities in the Portfolio amounted to $25,730,451 and $26,340,153, representing an aggregate average yield of 6.38% and 6.42%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows:

                                 2001 Period               2000 Period
                                 -----------               -----------

Floating-Rate REMICs......   $2,268,385     5.73%      $3,320,763     6.33%
Fixed-Rate REMICs.........   $1,617,787     6.52%      $1,857,589     6.35%
Agency ARMs...............   $2,400,415     6.65%      $3,184,538     6.41%
Agency Hybrid ARMs........   $3,163,878     6.27%      $4,253,863     6.59%
Agency DUSs...............   $8,697,979     6.40%      $6,064,154     6.17%
Agency Debentures.........   $7,582,007     6.52%      $7,659,246     6.59%


The 6.52% yield on Agency Debentures is based on U.S. dollar denominated securities which excludes the Japanese Yen denominated securities.

During the 2001 Period, the yield on the Agency DUSs and Agency Debentures was approximately 5.60% and 6.06%, respectively, when taking into account the income from the derivative products used to hedge these securities.

The average book value of the Portfolio during the 2001 Period and the 2000 Period was $994,280,079 and $978,057,432 respectively. This reflects the following prepayments and reinvestments:

Prepayments                     2001 Period                  2000 Period
-----------                     -----------                  -----------

Floating-Rate REMICs......      $16,326,329                  $13,981,641
Fixed-Rate REMICs.........      $ 4,558,040                  $ 4,698,306
Agency ARMs...............      $15,136,668                  $11,219,481
Agency Hybrid ARMs........      $16,362,088                  $13,119,253
Agency DUSs...............      $ 2,213,691                  $   913,324


Reinvestments                   2001 Period                  2000 Period
-------------                   -----------                  -----------

Floating-Rate REMICs......         ---                           ---
Fixed-Rate REMICs.........         ---                           ---
Agency ARMs...............         ---                           ---
Agency Hybrid ARMs........         ---                           ---
Agency DUSs...............     $  9,971,282                  $18,068,219
Agency Debentures.........     $ 18,000,000                      ---

The Company also recorded interest income from short-term investments for the 2001 Period and 2000 Period of $929,424 and $1,679,378, respectively. These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio and (ii) prepayments of principal pending their reinvestment.

The modest decrease in the aggregate yield on the securities in the Portfolio to 6.38% for the 2001 Period from 6.42% for the 2000 Period was due primarily to prevailing market conditions resulting in a decreasing interest rate environment in the United States.

As of June 30, 2001, approximately 56.53% of the Portfolio consisted of collateralized mortgage obligations (Floating-Rate REMICs and Fixed-Rate REMICs) and mortgage backed securities (Agency ARMs, Agency Hybrid ARMs and Agency
DUSs), and approximately 43.47% consisted of Agency Debentures. Floating Rate securities accounted for approximately 23.42% of the Portfolio's collateralized mortgage obligations and mortgage backed securities. In addition, the Agency Debentures and the Agency DUSs are hedged so that the fixed rate interest received on the bonds are converted into variable rate interest, and in one case, the fixed rate interest denominated in JPY, received from the bond, are converted in a fixed rate interest denominated in USD.

The aggregate market value of the securities in the Portfolio as of June 30, 2001 was higher than the book value by approximately 1.77 %, due to a net decrease in interest rates from the time of their original purchase. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statement of Income, pursuant to application of SFAS 133, (Note 2). Unrealized gains and losses on the non-hedged securities are reported as a component of "Other Comprehensive Income".

Operating expenses for the 2001 Period and the 2000 Period totaled $617,933 and $255,541, respectively. Operating expenses consisted of audit fees, Trustee fees to Citibank and fees to the Branch under the Services Agreement.

The Company's net income in the 2001 Period was $30,419,271 and for the 2000 Period it was $32,455,026. As of June 30, 2001 the Company has declared and paid dividends as follows:

       Security                    Amount                  Date Paid
----------------------           ----------              --------------
Series A Preferred Securities    $19,345,000             June 5, 2000
                                 $19,345,000             December 5, 2000
                                 $19,345,000             June 5, 2001

Common Securities                $12,508,486             June 19, 2000
                                 $14,792,297             December 19, 2000
                                 $10,718,708             June 19, 2001

The June 2001 amounts were paid from the Company's retained earnings, produced from earnings generated from the period December 1, 2000 to May 31, 2001

THREE MONTH PERIOD
------------------

The following discussion pertains to the Three-month period ended June 30, 2001 (the "2001 Period") and the Three-month period ended June 30, 2000 (the "2000 Period").

During the 2001 Period and 2000 Period, the Company had revenues of $14,013,530 and $16,600,447 respectively. This amount consisted of interest income on the investment securities, the unrealized gain/loss on hedged securities and the derivatives used as hedging instruments and interest on deposits.

Interest on the securities in the Portfolio amounted to $12,599,906 and $13,044,936, representing an aggregate average yield of 6.30% and 6.49%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows:

                                     2001 Period                2000 Period
                                     -----------                -----------

Floating-Rate REMICs.........    $  973,488     5.17%       $1,650,343     6.43%
Fixed-Rate REMICs............    $  786,223     6.49%       $  913,814     6.26%
Agency ARMs..................    $1,087,248     6.42%       $1,524,544     6.82%
Agency Hybrid ARMs...........    $1,471,606     6.10%       $2,074,548     6.99%
Agency DUSs..................    $4,473,796     6.40%       $3,041,008     6.11%
Agency Debentures............    $3,807,545     6.55%       $3,840,679     6.50%


The average book value of the Portfolio during the 2001 Period and the 2000 Period was $984,878,782 and $968,047,129, respectively. This reflects the following prepayments and reinvestments:

Prepayments                            2001 Period             2000 Period
-----------                            -----------             -----------

Floating-Rate REMICs.........         $ 10,852,361             $ 6,663,581
Fixed-Rate REMICs............         $  1,925,714             $ 2,439,272
Agency ARMs..................         $  8,624,617             $ 6,554,067
Agency Hybrid ARMs...........         $ 10,295,503             $ 6,495,348
Agency DUSs..................         $  1,521,653             $   436,673

Reinvestments                          2001 Period              2000 Period
-------------                          -----------              -----------

Floating-Rate REMICs.........              ---                     ---
Fixed-Rate REMICs............              ---                     ---
Agency ARMs..................              ---                     ---
Agency Hybrid ARMs...........              ---                     ---
Agency DUSs..................              ---                 $18,068,219
Agency Debentures............              ---                     ---

The Company also recorded interest income from short-term investments for the 2001 Period and 2000 Period of $544,761 and $1,069,115, respectively. These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio and (ii) prepayments of principal pending their reinvestment.

The decrease in the aggregate yield on the securities in the Portfolio to 6.30% for the 2001 Period from 6.49% for the 2000 Period was due primarily to prevailing market conditions resulting in a lowering interest rate environment in the United States.

Operating expenses for the 2001 Period and the 2000 Period totaled $383,382 and $145,659, respectively. Operating expenses consisted of audit fees, Trustee fees to Citibank and fees to the Branch under the Services Agreement.

The Company's net income in the 2001 Period was $13,630,148 and for the 2000 Period it was $16,453,787.

RECEIVABLE AND OBLIGATION ARISING FROM PAYMENT FOR SECURITIES AND RECEIPT OF SECURITIES, PURSUANT TO THE APPLICATION OF SFAS 125 AS REPLACED BY SFAS 140

On September 29, 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS 125" ("SFAS 140"). This statement revises the standards of accounting for securitizations and other transfers of financial assets and collateral established by SFAS 125 and requires certain additional disclosures, but carries over most of SFAS 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Disclosures about securitization and collateral accepted need not be reported for periods ending before December 15, 2000, for comparative financial statements presentations. SFAS 140 is to be applied prospectively with certain exceptions. The adoption of SFAS 140 did not have a significant effect on the Company's earnings or financial position. Disclosures required under SFAS 125, as replaced by SFAS 140, are included in Note 3.

Under Statement of Financial Accounting Standard (SFAS) 125, as replaced by SFAS 140, transfers of financial assets that do not meet certain sale accounting requirements must be accounted for as a secured borrowing transaction with a pledge of collateral. Due to the potential consequences of a Shift Event, the Company's purchase of the Initial Portfolio (as defined in Item 1 herein) from the Branch did not meet certain SFAS 125, as replaced by SFAS 140, sale accounting requirements. Accordingly, the Company recorded at December 5, 1997 a receivable for the consideration paid to the Branch for the Initial Portfolio treated as collateral. Since the Company has the right to sell and pledge the securities in the Initial Portfolio treated as collateral, in applying SFAS 125, as replaced by SFAS 140, the Company recognized the securities in the Initial Portfolio as assets and recorded at December 5, 1997 a related obligation to return them to the Branch. As a legal and economic matter, however, there is no such receivable or obligation since (a) neither the Bank nor the Branch has any obligation to repay any part of the purchase price for the Initial Portfolio or to repurchase or redeem any of the securities included therein, and (b) the Company has no obligation to return any of such securities to the Bank or the Branch (except in the limited circumstances and to the extent that the occurrence of a Shift Event (defined herein Item 8, Note 2) under the Charter would require the transfer of any assets held by the Company at the time). As the securities in the Initial Portfolio are paid, the receivable will be deemed to be realized and the obligation will be reduced, each by an amount corresponding to the amount of the payments received. At June 30, 2001 and December 31, 2000, respectively, the receivable arising from payment for securities amounted to $163,196,352 and $192,428,747 and the obligation arising from the receipt of securities amounted to $163,366,792 and $190,647,665. (The difference between the amounts of the receivable and the obligation result from a requirement to mark the obligation to market in parallel with the related securities). The decrease in the amount of such receivable and such obligation between the two dates reflects the prepayment of securities in the Initial Portfolio. The Company recognized the cash proceeds of such prepayments as a reduction in the receivable and concurrently reduced the associated obligation. Such decreases in the receivable and the obligation did not affect the Company's results of operations or cash flow.

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

The outstanding principal amount and estimated fair value as of June 30, 2001, by each category of investment is depicted in Footnote 4 of the Financial Statements contained in Item 1 herein.

Interest Rate Risk
------------------

The Company's income consists primarily of interest payments on collateralized mortgage obligations, mortgage-backed securities, agency debentures and agency DUSs. Currently, the Company uses derivative products to manage a portion of its interest rate risk.

Due to a moderate decrease in market interest rates, as occurred throughout the 2001 Period, the Company experienced a moderate decrease in interest income on its collateralized mortgage obligations, and its mortgage backed securities. The moderate decrease in interest income resulted from downward adjustments of the indices upon which the interest rates on floating rate mortgage loans are based.

The Company is a party to twenty-one interest rate swaps and two cross currency swaps with BNP PARIBAS. In all but one of these swaps, where the Company pays and receives fixed, the Company pays a fixed coupon and receives floating rate payments on the notional balances as set out below:

(000 omitted)

  Fair Value at June      Notional
       30, 2001           Balance           Value Date           Maturity Date     Fixed Rate              Receive Rate
 -------------------    ------------    -----------------     ------------------   ----------     -------------------------------
         $(1,228)       $ 42,000        November 25, 1998     March 26, 2008       JPY 1.75       US Three Month Libor Plus Six
                                                                                                  Basis Points
          (2,894)         58,000        November 25, 1998     October 9, 2007      JPY 2.125      US Three Month Libor Plus Six
                                                                                                  Basis Points
             173          19,380        November 25, 1998     August 25, 2008      US 6.15        US One Month Libor Plus Five
                                                                                                  Basis Points
             142          23,246        May 25, 1999          May 25, 2009         US 6.23        US One Month Libor Plus One and
                                                                                                  Half Basis Points
          (2,219)         50,000        February 12, 1999     March 5, 2007        US 6.68        US Three Month Libor Minus Two
                                                                                                  Basis Points
          (2,531)         50,000        February 11, 1999     March 14, 2007       US 6.80        US Three Month Libor Minus Two
                                                                                                  Basis Points
            (710)         30,000        March 29, 1999        October 9, 2007      JPY 2.125      US Three Month Libor Minus Two
                                                                                                  and Half Basis Points
          (1,400)         26,400        April 6, 1999         October 9, 2007      JPY 2.125      US Three Month Libor Minus One
                                                                                                  Basis Point
             324          26,296        June 25, 1999         June 25, 2009        US 6.23        US One Month Libor plus Three
                                                                                                  and Half Basis Points
             340          21,042        February 25, 1999     February 25, 2009    US 5.41        US One Month Libor Plus Three
                                                                                                  Basis Points
               8          15,823        July 1, 1999          June 25, 2009        US 6.39        US One Month Libor Plus Three
                                                                                                  and Half Basis Points
             175          43,681        September 27, 1999    March  28, 2008      US 6.29        US One Month Libor Plus Five
                                                                                                  Basis Points
              90          15,634        November 26, 1999     April 25, 2009       US 6.04        US One Month Libor Plus Four
                                                                                                  Basis Points
             563          28,644        September 27, 1999    March 25, 2009       US 5.85        US One Month Libor Plus Four
                                                                                                  Basis Points
             (4)           7,000        August 1, 2000        December 1, 2007     US 6.42        US One Month Libor Minus Two
                                                                                                  Basis Points
          (1,586)         29,546        August 1, 2000        October 1, 2006      US 7.20        US One Month Libor Minus Two
                                                                                                  Basis Points
             (72)          8,415        June  26, 2000        October 1, 2007      US 6.68        US One Month Libor Plus One and
                                                                                                  Half Basis Points
              64           9,456        June  26, 2000        October 1, 2008      US 6.19        US One Month Libor

             801          15,000        November 2, 2000      October 9, 2007      JPY 2.125      US Three Month Libor Minus Two
                                                                                                  Basis Points
            (149)          7,990        October 2, 2000       June 1, 2007         US 7.024       US One Month Libor Minus Two
                                                                                                  Basis Points
            (241)          7,649        October 2, 2000       July 1, 2007         US 7.405       US One Month Libor Minus Two
                                                                                                  Basis Points
              66          18,000        January  17, 2001     March 26, 2008       JPY 1.750      5.80%

            (158)          9,932        March 25, 2001        October 25, 2007     US 6.94        US One Month Libor Plus Two
  ---------------     ----------                                                                  Basis Points

  $      (10,446)       $563,134
  ===============     ==========

The fair value of the cross currency and interest rate swaps was $(10,445,949) and $(17,311,062) at June 30, 2001 and December 31, 2000, respectively. The change in fair value was primarily due to Japanese Yen currency exchange rate changes versus the US dollar and changes in prevailing market interest rates.


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

The breakdown of the Company's available-for-sale securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below ($ in 000's) based on management's prepayment assumptions:


                                    Due in    Due after   Due after   Due after   Due after   Due after   Due after
At June 30, 2001                     2001       2001        2002        2003        2004         2005        2006      Total
-------------------------------    --------   ---------   ---------   ---------   ---------   ---------   ---------   --------
Fixed Rate Instruments:
Fixed-Rate REMICs.................   $---      $ 1,087        $---        $---        $---        $---      $46,815    $47,902
Agency DUS........................    ---          ---         ---       7,990         ---      39,478      226,266    273,734
Agency Debentures ................    ---          ---         ---         ---         ---     162,691      259,598    422,289
                                      ---          ---         ---         ---         ---     -------      -------    -------
Total Fixed Rate Instruments......    ---        1,087         ---       7,990         ---     202,169      532,679    743,925
                                      ---       ------         ---      ------         ---     -------      -------   --------

Floating-Rate Instruments:
Floating-Rate REMICs..............     70       21,913      20,638      16,148       2,608       8,869          ---     70,246
Agency ARMs.......................    ---       18,164       8,420      22,063      15,123         ---          732     64,502
Agency Hybrid ARMs................    ---        2,839       8,877      55,177       8,832       5,850       11,179     92,754
                                      ---       ------      ------      ------      ------      ------       ------    -------
Total Floating Rate Instruments...     70       42,916      37,935      93,388      26,563      14,719       11,911    227,502
                                    -----       ------      ------      ------      ------      ------       ------    -------

Total............................    $ 70      $44,003     $37,935    $101,378     $26,563    $216,888     $544,590   $971,427
                                    =====      =======     =======    ========     =======    ========     ========   ========

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

                                                   BNP U.S. FUNDING L.L.C.
                                                   -----------------------
                                                              Registrant



Date:  August 14, 2001                             By /s/ Jean-Pierre Beck
                                                      --------------------
                                                      Jean-Pierre Beck
                                                      President and Director

Date:  August 14, 2001                             By /s/ Sady Karet
                                                      --------------------
                                                      Sady Karet
                                                      Treasurer and Director