Form 10-Q
period 2001-09-30
BNP US FUNDING LLC
filed 2001-11-14
CIK 1054659

Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report under Section 13 or 15 (d)
                     Of The Securities Exchange Act of 1934


 For the Quarter Ended: September 30, 2001    Commission File Number: 000-23745

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
              Number of shares outstanding of the issuer's class of common stock on September 30, 2001

                                 Form 10-Q Index

Part I                                                                      Page

Item 1.   Financial Statements - BNP U.S. FUNDING L.L.C.:

          Balance Sheet at September 30, 2001 and December 31, 2000            3

          Statement of Income for the Nine months ended September 30, 2001
          and September 30, 2000                                               4
          Statement of Comprehensive Income for the quarters ended
          September 30, 2001 and September 30, 2000                            5
          Statement of Changes in Securityholders' Equity for the quarters
          ended September 30, 2001 and September 30, 2000                      6
          Statement of Cash Flows for the quarters ended September 30, 2001
          and September 30, 2000                                               7
          Notes to Financial Statements                                        8

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operation                                                15

Item 3.   Quantitative and Qualitative Disclosures about Market Risk          18


Part II

Item 1.   Legal Proceedings                                                   21

Item 2.   Changes in Securities and Use of the Proceeds                       21

Item 3.   Defaults Upon Senior Securities                                     21

Item 4.   Submission of Matters to a Vote of Securityholders                  21

Item 5.   Other Information                                                   21

Item 6.   Exhibits and Current Reports on Form 8-K                            21

Part I  Item 1.



                             BNP U.S. FUNDING L.L.C.
                                  BALANCE SHEET

                      (in thousands, except per share data)



                                                                  September 30, 2001       December 31, 2000
                                                                     (unaudited)               (audited)
                                                                 --------------------     -------------------
ASSETS:
Cash and cash equivalents                                            $     55,266            $     30,373

Investment securities (Notes 3 and 4)
Available-for-sale, at fair value                                       1,034,690               1,017,915

Receivable arising from payment for securities,
pursuant to the application of SFAS 125, as replaced by SFAS              149,765                 192,429
140, (Note 3)

Accrued interest receivable                                                 5,779                   6,436
                                                                            -----                   -----

TOTAL ASSETS                                                         $  1,245,500            $  1,247,153
                                                                     ============            ============

LIABILITIES:

Obligation arising from the receipt of securities,
   pursuant to the application of SFAS 125, as replaced by           $    150,877            $    190,648
   SFAS 140,  (Note 3)
Payable for securities purchased                                            9,821                      --
Accrued expenses                                                              205                      51
Other Liabilities                                                          21,608                  17,311
                                                                           ------                  ------
TOTAL LIABILITIES                                                         182,511                 208,010
                                                                     ------------            ------------
Redeemable common securities, par value and redeemable
   value $10,000 per security; 150,000 securities
   authorized, 53,011 securities issued and outstanding
   (Note 5)                                                               530,110                 530,110
Preferred securities, liquidation preference $10,000 per
   security; 150,000 securities authorized, 50,000
   securities issued and outstanding                                      500,000                 500,000
Additional paid in capital                                                      6                       6
Accumulated other comprehensive income                                     14,623                   3,739
Retained earnings                                                          18,250                   5,288
                                                                     ------------            ------------

TOTAL REDEEMABLE COMMON SECURITIES,
   PREFERRED SECURITIES AND
   SECURITYHOLDERS' EQUITY                                              1,062,989               1,039,143
                                                                     ------------            ------------

TOTAL LIABILITIES AND TOTAL REDEEMABLE
   COMMON SECURITIES, PREFERRED
   SECURITIES AND SECURITYHOLDERS' EQUITY                            $  1,245,500            $  1,247,153
                                                                     ============            ============




The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.
                               STATEMENT OF INCOME
                      (in thousands, except per share data)


                                                                  Three-month period      Three-month period
                                                                  ended September 30,    ended September 30,
                                                                    2001(unaudited)        2000(unaudited)
                                                                 ---------------------  ---------------------
INTEREST INCOME:
Collateralized Mortgage Obligations:
               Floating-Rate REMICs                                  $        708            $      1,617
               Fixed-Rate REMICs                                              777                     877
Mortgage Backed Securities:
               Agency ARMs                                                    939                   1,509
               Agency Hybrid ARMs                                           1,309                   1,931
               Agency DUSs                                                  2,906                   3,906
Agency Debentures                                                           5,725                   6,524
Interest on Deposits                                                          563                     759
                                                                            -----                   -----
Total
                                                                           12,927                  17,123
                                                                           ------                  ------
NONINTEREST EXPENSE:
Fees and expenses                                                            (320)                   (112)
                                                                            -----                   -----
Cumulative effect of the change in accounting principle for
Derivatives and Hedging activities (SFAS133)                                  ---                     ---
                                                                            -----                   -----

NET INCOME APPLICABLE TO PREFERRED AND
REDEEMABLE COMMON SECURITIES                                         $     12,607            $     17,011
                                                                     ============            ============

NET INCOME PER REDEEMABLE COMMON SECURITY                            $     237.82            $     320.90
                                                                     ============            ============

                                                                   Nine-month period       Nine-month period
                                                                  ended September 30,     ended September 30,
                                                                    2001(unaudited)         2000(unaudited)
                                                                 ---------------------   ---------------------
INTEREST INCOME:
Collateralized Mortgage Obligations:
               Floating-Rate REMICs                                  $      2,977            $      4,938
               Fixed-Rate REMICs                                            2,395                   2,735
Mortgage Backed Securities:
               Agency ARMs                                                  3,339                   4,694
               Agency Hybrid ARMs                                           4,473                   6,185
               Agency DUSs                                                 10,516                  10,043
Agency Debentures                                                          17,833                  18,801
Interest on Deposits                                                        1,493                   2,438
                                                                           ------                  ------
Total
                                                                           43,026                  49,834
                                                                           ------                  ------
NONINTEREST EXPENSE:
Fees and expenses                                                            (939)                   (368)
                                                                            -----                   -----

Cumulative effect of the change in accounting principle for
Derivatives and Hedging activities (SFAS133)                                  939                     ---
                                                                            -----                   -----

NET INCOME APPLICABLE TO PREFERRED AND
REDEEMABLE COMMON SECURITIES                                         $     43,026            $     49,466
                                                                     ============            ============

NET INCOME PER REDEEMABLE COMMON SECURITY                            $     446.72            $     568.20
                                                                     ============            ============




The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.

                        STATEMENT OF COMPREHENSIVE INCOME

                                 (in thousands)


                                                                  Three-month period      Three-month period
                                                                    ended September        ended September
                                                                       30, 2001                30, 2000
                                                                      (unaudited)            (unaudited)
                                                                 --------------------    --------------------
NET INCOME                                                           $     12,607            $     17,011

OTHER COMPREHENSIVE INCOME:
     Net change in unrealized gain (loss) in fair value of
       securities available-for-sale treated as collateral
       (Note 3)                                                               941                     634
     Net change in unrealized (gain) loss in fair value of
       obligation arising from the receipt of securities
       pursuant to the application of SFAS 125, as
       replaced by SFAS 140  (Note 3)                                        (941)                   (634)
     Net change in unrealized gain (loss) in fair value of
       available-for-sale securities that are not treated as
       collateral (Note 3) and that are not hedged by
       derivative instruments                                               9,189                 (15,527)
     Transition adjustment pursuant to the application of
       SFAS 133                                                               ---                     ---

     OTHER COMPREHENSIVE INCOME                                             9,189                 (15,527)
                                                                     ------------            ------------

COMPREHENSIVE INCOME                                                 $     21,796            $      1,484
                                                                     ============            ============


                                                                  Nine-month period        Nine-month period
                                                                   ended September          ended September
                                                                      30, 2001                  30, 2000
                                                                     (unaudited)              (unaudited)
                                                                 -------------------      -------------------
NET INCOME                                                           $     43,026            $     49,466

OTHER COMPREHENSIVE INCOME:
     Net change in unrealized gain (loss) in fair value of
       securities available-for-sale treated as collateral (Note 3)         2,893                  (1,294)
     Net change in unrealized (gain) loss in fair value of
       obligation arising from the receipt of securities
       pursuant to the application of SFAS 125, as
       replaced by SFAS 140  (Note 3)                                      (2,893)                  1,294
     Net change in unrealized gain (loss) in fair value of
       available-for-sale securities that are not treated as
       collateral (Note 3) and that are not hedged by
       derivative instruments                                              11,823                 (10,847)
     Transition adjustment pursuant to the application of
       SFAS 133                                                              (939)                    ---

     OTHER COMPREHENSIVE INCOME                                            10,884                 (10,847)
                                                                     ------------            ------------

COMPREHENSIVE INCOME                                                 $     53,910            $     38,619
                                                                     ============            ============



The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.

         STATEMENT OF CHANGES IN REDEEMABLE COMMON SECURITIES, PREFERRED
                     SECURITIES AND SECURITYHOLDERS' EQUITY


                                 (in thousands)

                                                                                                                 TOTAL REDEEMABLE
                                                                                                                COMMON SECURITIES,
                                                                                 ACCUMULATED                   PREFERRED SECURITIES
                                   REDEEMABLE                    ADDITIONAL         OTHER                              AND
                                     COMMON       PREFERRED       PAID IN       COMPREHENSIVE     RETAINED       SECURITYHOLDERS'
                                   SECURITIES     SECURITIES      CAPITAL          INCOME         EARNINGS           EQUITY
                                  ------------   ------------   ------------   ---------------   ----------   ----------------------
Balance at December 31, 1999         530,110        500,000             6            (4,923)         4,938           1,030,131
                                   ---------      ---------         -----         ---------      ---------         -----------
Net income                                                                                          49,466              49,466
Other comprehensive income                                                          (10,847)                           (10,847)
Dividends Paid - Preferred
Securities                                                                                         (19,345)            (19,345)
Dividends Paid-Common
Securities                               ---            ---           ---               ---        (12,508)            (12,508)
                                   ---------      ---------         -----         ---------      ---------         -----------


Balance at September 30, 2000        530,110        500,000             6           (15,770)        22,551           1,036,897
                                   ---------      ---------         -----         ---------      ---------         -----------
Net income                                                                                          16,875              16,875
Other comprehensive income                                                           19,509                             19,509
Dividends Paid-Preferred
Securities                                                                                         (19,345)            (19,345)
Dividends Paid-Common
Securities                               ---            ---           ---               ---        (14,793)            (14,793)
                                   ---------      ---------         -----         ---------      ---------         -----------

Balance at December 31, 2000         530,110        500,000             6             3,739          5,288           1,039,143
                                   ---------      ---------         -----         ---------      ---------         -----------
Net income                                                                                          43,026              43,026
Other comprehensive income                                                           10,884                             10,884
Dividends Paid - Preferred
Securities                                                                                         (19,345)            (19,345)
Dividends Paid-Common
Securities                               ---            ---           ---               ---        (10,719)            (10,719)
                                   ---------      ---------         -----         ---------      ---------         -----------

Balance at September 30, 2001      $ 530,110      $ 500,000         $   6         $  14,623      $  18,250         $ 1,062,989
                                   =========      =========         =====         =========      =========         ===========








The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.

                             STATEMENT OF CASH FLOWS


                                 (in thousands)

                                                                                   Nine-month period     Nine-month period
                                                                                    ended September       ended September
                                                                                        30, 2001             30, 2000
                                                                                      (unaudited)           (unaudited)
                                                                                  -------------------   -------------------
OPERATING ACTIVITIES:
Net income                                                                              $   43,026            $   49,466

Adjustments to reconcile net income to cash provided from operating activities:
   Premium amortization                                                                        887                   684
   Net change in interest receivable                                                           657                  (482)
   Net change in accounts receivable                                                           ---                    15

   Net change in accrued expenses                                                              154                    35
   Net change in accounts payable                                                            9,821                   ---
   (Gain)/loss on hedge activity                                                            (1,526)                  ---
   Cumulative effect of the change in accounting principle for
   derivatives and hedging activities (SFAS 133)                                              (939)                  ---
                                                                                              ----                   ---

Net cash provided from operating activities                                                 52,080                49,718
                                                                                            ------                ------
INVESTING ACTIVITIES:
   Purchase of investment securities:
      Hybrid ARMs                                                                              ---               (29,803)
      Agency DUSs                                                                          (39,468)              (25,071)
      Agency Debentures                                                                    (39,982)                  ---
   Proceeds from principal payments of securities available-for-sale,
   not treated as collateral                                                                40,419                32,949
   Proceeds from principal payments of securities available-for-sale,
   treated as collateral                                                                    41,908                34,114
                                                                                            ------                ------

Net cash provided (used) by investing activities                                             2,877                12,189
                                                                                            ------                ------
FINANCING ACTIVITIES:

   Cash dividends - preferred securities                                                   (19,345)              (19,345)
   Cash dividends - common securities                                                      (10,719)              (12,508)
                                                                                            ------                ------
   Net cash provided (used) by financing activities                                        (30,064)              (31,853)
                                                                                            ------                ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        24,893                30,054

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              30,373                27,189
                                                                                            ------                ------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $   55,266            $   57,243
                                                                                            ======                ======

NONCASH FINANCING AND INVESTING ACTIVITIES:

 Decrease in receivable arising from payment for securities,
 pursuant to the application of SFAS #125, as replaced by SFAS 140, (Note 3)                42,664                32,581
 Decrease in obligation arising from receipt of securities,
 pursuant to the application of SFAS #125, as replaced by SFAS 140, (Note 3)               (39,771)              (32,581)



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

The Company has made an assessment of all their financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at September 30, 2001. As part of its asset management activities the Company uses cross currency and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The cross currency and interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

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

Statement of Financial Accounting Standards No. 125, as replaced by SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125, as replaced by SFAS 140") governs the accounting for the transfer of financial assets. Under SFAS 125 transfers of financial assets that do not meet certain sale accounting requirements must be accounted for as a secured borrowing transaction with a pledge of collateral.

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

NOTE 4--INVESTMENT SECURITIES:

The amortized cost and estimated fair value of available-for-sale securities were as follows ($ in 000's) based on management's assumptions:

                                                                Gross         Gross
                                               Amortized     Unrealized     Unrealized        Fair
September 30, 2001                                Cost          Gains         Losses          Value
------------------                            -----------   ------------   ------------   -----------
Collateralized Mortgage Obligations:
  Floating-Rate REMICs                         $  60,028       $    216      $    308     $    59,936
  Fixed-Rate REMICs                               47,806          1,237           ---          49,043
Mortgage Backed Securities:
  Agency ARMs                                     56,671            931           164          57,438
  Agency Hybrid ARMs                              83,542          1,257           208          84,591
  Agency DUSs                                    302,512          5,946         6,474         301,984
Agency Debentures                                444,323         37,375           ---         481,698
                                               ---------       --------      --------     -----------
  Total                                        $ 994,882       $ 46,962      $  7,154     $ 1,034,690
                                               =========       ========      ========     ===========

                                                                Gross         Gross
                                               Amortized     Unrealized     Unrealized       Fair
December 31, 2000                                 Cost          Gains         Losses         Value
-----------------                             -----------   ------------   ------------   -----------
Collateralized Mortgage Obligations:
  Floating-Rate REMICs                         $  84,970       $    ---      $    574     $    84,396
  Fixed-Rate REMIC                                52,837            ---           909          51,928
Mortgage Backed Securities:
  Agency ARMs                                     81,207            ---           745          80,462
  Agency Hybrid ARMs                             109,477             38           853         108,662
  Agency DUSs                                    265,976            802         1,974         264,804
Agency Debentures                                404,179         23,484           ---         427,663
                                               ---------       --------      --------     -----------
  Total                                        $ 998,646       $ 24,324      $  5,055     $ 1,017,915
                                               =========       ========      ========     ===========




The breakdown of the Company's available-for-sale securities by category and expected weighted average life distribution (stated in terms of amortized cost) is summarized below ($ in 000's) based on management's prepayment assumptions:





                                                             Due after 1     Due after 5
                                            Due in 1 year     through 5      through 10     Due after 10
September 30, 2001                             or less          years           years           years         Total
------------------                         ---------------  -------------   -------------  --------------  -----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                     $    13,817      $    46,211     $      ---       $     ---    $    60,028
   Fixed-Rate REMICs                                ---           47,806            ---             ---         47,806
Mortgage Backed Securities:
   Agency ARMs                                      873           54,905            ---             893         56,671
   Agency Hybrid ARMs                               ---           80,710          2,832             ---         83,542
   Agency DUSs                                      ---           66,931        235,581             ---        302,512
Agency Debentures                                   ---          184,664        259,659             ---        444,323
                                            -----------      -----------     ----------       ---------    -----------
   Total                                    $    14,690      $   481,227     $  498,072       $     893    $   994,882
                                            ===========      ===========     ==========       =========    ===========



                                                             Due after 1     Due after 5
                                            Due in 1 year     through 5      through 10     Due after 10
December 31, 2000                              or less          years           years           years         Total
-----------------                          ---------------  -------------   -------------  --------------  -----------

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                     $     2,199      $    69,528     $   13,243       $     ---    $    84,970
   Fixed-Rate REMICs                              4,545            1,477         46,815             ---         52,837
Mortgage Backed Securities:
   Agency ARMs                                      502           60,265         17,877           2,563         81,207
   Agency Hybrid ARMs                               ---           61,741         42,369           5,367        109,477
   Agency DUSs                                      ---              ---        265,976             ---        265,976
Agency Debentures                                   ---          100,000        304,179             ---        404,179
                                            -----------      -----------     ----------       ---------    -----------
    Total                                   $     7,246      $   293,011     $  690,459       $   7,930    $   998,646
                                            ===========      ===========     ==========       =========    ===========




Actual maturities may differ from maturities shown above due to prepayments.

The breakdown of the Company's available-for-sale securities by category and yield is summarized below:

                                                          Due after 1    Due after 5
                                         Due in 1 year     through 5      through 10    Due after 10
September 30, 2001                          or less          years          years          years        Total
------------------                      ---------------  -------------  -------------  --------------  -------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                       5.03%           5.43%            ---%          ---%        5.33%
   Fixed-Rate REMICs                          7.25            6.50             ---           ---         6.51
Mortgage Backed Securities:
   Agency ARMs                                6.91            6.54             ---          7.33         6.56
   Agency Hybrid ARMs                          ---            6.19            6.43           ---         6.19
   Agency DUSs                                 ---            7.18            6.23           ---         6.36
Agency Debentures                              ---            6.57            6.46           ---         6.53
                                              ----            ----            ----          ----         ----
     Total                                    5.25%           6.35%           6.32%         7.33%        6.32%
                                             =====           =====           =====         =====        =====


                                                          Due after 1    Due after 5
                                         Due in 1 year     through 5      through 10    Due after 10
December 31, 2000                           or less          years          years          years        Total
-----------------                       ---------------  -------------  -------------  --------------  -------

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                       6.46%           6.55%           6.58%          ---%        6.55%
   Fixed-Rate REMICs                          5.84            6.46            6.50           ---         6.39
Mortgage Backed Securities:
   Agency ARMs                                4.81            6.50            6.62          7.10         6.53
   Agency Hybrid ARMs                          ---            6.51            6.65          6.35         6.55
   Agency DUSs                                 ---             ---            6.02           ---         6.02
Agency Debentures                              ---            6.75            6.47           ---         6.59
                                              ----            ----            ----          ----         ----
       Total                                  5.95%           6.61%           6.26%         6.55%        6.39%
                                             =====           =====           =====         =====        =====




For the period, December 31, 2000 to September 30, 2001, the Company had no sales of its positions.

NOTE 5--REDEEMABLE COMMON SECURITIES:

General

The Company is authorized to issue up to 150,000 Common Securities; as of September 30, 2001 and December 31, 2000, the Company had outstanding 53,011 Common Securities, all of which were held by the Branch. The Bank has agreed with the Company in the Contingent Support Agreement that, so long as any Series A Preferred Securities are outstanding, it will maintain direct or indirect ownership of 100% of the outstanding Common Securities.

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

NOTE 6--RELATED PARTY TRANSACTIONS:

The Company entered into a Services Agreement with the Branch on December 5, 1997 pursuant to which the Branch manages the securities portfolio of the Company and performs other administrative functions. Expenses incurred under such Agreement were $670,414 as of September 30, 2001 and $758,889 as of December 31, 2000.

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

NOTE 7--FAIR VALUE OF FINANCIAL INSTRUMENTS:

The fair values of securities at September 30, 2001 and December 31, 2000 were obtained from independent market sources and are summarized in Note 4. The carrying values of investment securities, as shown in Note 4, and the obligation arising from the receipt of securities, pursuant to the application of SFAS 125, as replaced by SFAS 140, approximates their fair value. The fair value of the receivable arising from payment for securities, pursuant to the application of SFAS 125, as replaced by SFAS 140, approximates the aggregate carrying value of the investment securities treated as collateral, which at September 30, 2001 and December 31, 2000 was $150,876,827 and $190,647,665 respectively.

The carrying value of cash and cash equivalents, accounts receivable, accrued interest receivable, accrued expenses, and accounts payable approximates fair value.

The fair value of the cross currency and interest rate swaps described in Note 8 below at September 30, 2001 and December 31, 2000 was $(21,608,229), and $(17,311,062), respectively. This change was primarily due to exchange rate changes between JPY and USD.

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

At September 30, 2001 and December 31, 2000, the Company had outstanding cross currency and interest rate swap agreements with a notional principal amount of $562,415,224 and $537,376,097, respectively.

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

Results of Operations

NINE MONTH PERIOD

         The following discussion pertains to the Nine-month period ended September 30, 2001 (the "2001 Period") and the Nine-month period ended September 30, 2000 (the "2000 Period").

During the 2001 Period and 2000 Period, the Company had revenues of $43,025,749 and $49,834,055, respectively. This amount consisted of interest income on the investment securities, the unrealized gain/loss on hedged securities and the derivatives used as hedging instruments and interest on deposits.

Interest on the securities in the Portfolio amounted to $37,673,219 and $39,693,441, representing an aggregate average yield of 6.32% and 6.42%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows:

                                              2001 Period                2000 Period
                                              -----------                -----------
Floating-Rate REMICs.................     $ 2,976,459    5.33%       $ 4,937,201    6.47%
Fixed-Rate REMICs....................     $ 2,395,041    6.51%       $ 2,734,486    6.37%
Agency ARMs..........................     $ 3,339,207    6.56%       $ 4,694,468    6.51%
Agency Hybrid ARMs...................     $ 4,473,293    6.19%       $ 6,184,936    6.52%
Agency DUSs..........................     $13,054,558    6.36%       $ 9,687,314    6.14%
Agency Debentures....................     $11,434,661    6.53%       $11,455,036    6.57%


The 6.53% yield on Agency Debentures is based on U.S. dollar denominated securities which excludes the Japanese Yen denominated securities.

During the 2001 Period, the yield on the Agency DUSs and Agency Debentures was approximately 5.13% and 5.14%, respectively, when taking into account the income from the derivative products used to hedge these securities.

The average book value of the Portfolio during the 2001 Period and the 2000 Period was $982,501,171 and $980,636,074 respectively. This reflects the following prepayments and reinvestments:

Prepayments                                      2001 Period         2000 Period
-----------                                      -----------         -----------
Floating-Rate REMICs.....................        $27,667,120         $21,010,543
Fixed-Rate REMICs........................        $ 4,558,040         $ 7,544,822
Agency ARMs..............................        $21,794,240         $16,676,500
Agency Hybrid ARMs.......................        $25,375,123         $20,323,386
Agency DUSs..............................        $ 2,932,148         $ 1,507,831


Reinvestments                                    2001 Period         2000 Period
-------------                                    -----------         -----------
Floating-Rate REMICs.....................              ---                 ---
Fixed-Rate REMICs........................              ---                 ---
Agency ARMs..............................              ---                 ---
Agency Hybrid ARMs.......................              ---           $29,802,636
Agency DUSs..............................        $39,468,206         $25,071,534
Agency Debentures........................        $39,982,000               ---

The Company also recorded interest income from short-term investments for the 2001 Period and 2000 Period of $1,492,627 and $2,437,787, respectively. These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio and (ii) prepayments of principal pending their reinvestment.

The modest decrease in the aggregate yield on the securities in the Portfolio to 6.32% for the 2001 Period from 6.42% for the 2000 Period was due primarily to prevailing market conditions resulting in a decreasing interest rate environment in the United States.

As of September 30, 2001, approximately 55.34% of the Portfolio consisted of collateralized mortgage obligations (Floating-Rate REMICs and Fixed-Rate REMICs) and mortgage backed securities (Agency ARMs, Agency Hybrid ARMs and Agency
DUSs), and approximately 44.66% consisted of Agency Debentures. Floating Rate securities accounted for approximately 20.13% of the Portfolio's collateralized mortgage obligations and mortgage backed securities. In addition, the Agency Debentures and the Agency DUSs are hedged so that the fixed rate interest received on the bonds are converted into variable rate interest, and in one case, the fixed rate interest denominated in JPY, received from the bond, are converted in a fixed rate interest denominated in USD.

The aggregate market value of the securities in the Portfolio as of September 30, 2001 was higher than the book value by approximately 3.85%, due to a net decrease in interest rates from the time of their original purchase. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statement of Income, pursuant to application of SFAS 133, (Note 2). Unrealized gains and losses on the non-hedged securities are reported as a component of "Other Comprehensive Income".

Operating expenses for the 2001 Period and the 2000 Period totaled $938,627 and $367,747, respectively. Operating expenses consisted of audit fees, Trustee fees to Citibank and fees to the Branch under the Services Agreement.

The Company's net income in the 2001 Period was $43,025,792 and for the 2000 Period it was $49,466,308. As of September 30, 2001 the Company has declared and paid dividends as follows:

       Security                            Amount                  Date Paid
--------------------                     -----------           -----------------
Series A Preferred Securities            $19,345,000           June 5, 2000
                                         $19,345,000           December 5, 2000
                                         $19,345,000           June 5, 2001

Common Securities                        $12,508,486           June 19, 2000
                                         $14,792,297           December 19, 2000
                                         $10,718,708           June 19, 2001

The June 2001 amounts were paid from the Company's retained earnings, produced from earnings generated from the period December 1, 2000 to May 31, 2001


THREE MONTH PERIOD

The following discussion pertains to the Three-month period ended September 30, 2001 (the "2001 Period") and the Three-month period ended September 30, 2000 (the "2000 Period").

During the 2001 Period and 2000 Period, the Company had revenues of $12,927,155 and $17,123,487 respectively. This amount consisted of interest income on the investment securities, the unrealized gain/loss on hedged securities and the derivatives used as hedging instruments and interest on deposits.

Interest on the securities in the Portfolio amounted to $11,942,768 and $13,353,288, representing an aggregate average yield of 6.06% and 6.28%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows:

                                                    2001 Period                 2000 Period
                                                    -----------                 -----------
Floating-Rate REMICs.....................       $  708,074     4.27%        $1,616,602     6.64%
Fixed-Rate REMICs........................       $  777,254     6.35%        $  877,461     6.28%
Agency ARMs..............................       $  938,792     6.20%        $1,509,268     6.59%
Agency Hybrid ARMs.......................       $1,309,415     5.89%        $1,931,007     6.24%
Agency DUSs..............................       $4,356,579     6.16%        $3,623,160     5.93%
Agency Debentures........................       $3,852,654     6.42%        $3,795,790     6.39%


The average book value of the Portfolio during the 2001 Period and the 2000 Period was $958,943,356 and $985,793,357, respectively. This reflects the following prepayments and reinvestments:

Prepayments                                    2001 Period           2000 Period
-----------                                    -----------           -----------

Floating-Rate REMICs.....................       $11,340,791          $ 7,028,902
Fixed-Rate REMICs........................       $       ---          $ 2,846,516
Agency ARMs..............................       $ 6,657,572          $ 5,457,019
Agency Hybrid ARMs.......................       $ 9,013,035          $ 7,204,133
Agency DUSs..............................       $   718,457          $   594,507

Reinvestments                                   2001 Period          2000 Period
-------------                                   -----------          -----------

Floating-Rate REMICs.....................            ---                  ---
Fixed-Rate REMICs........................            ---                  ---
Agency ARMs..............................            ---                  ---
Agency Hybrid ARMs.......................            ---             $29,802,636
Agency DUSs..............................       $29,496,924          $ 7,000,000
Agency Debentures........................       $21,982,000               ---

The Company also recorded interest income from short-term investments for the 2001 Period and 2000 Period of $563,203 and $758,409, respectively. These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio and (ii) prepayments of principal pending their reinvestment.

The decrease in the aggregate yield on the securities in the Portfolio to 6.06% for the 2001 Period from 6.28% for the 2000 Period was due primarily to prevailing market conditions resulting in a lowering interest rate environment in the United States.

Operating expenses for the 2001 Period and the 2000 Period totaled $320,634 and $112,206, respectively. Operating expenses consisted of audit fees, Trustee fees to Citibank and fees to the Branch under the Services Agreement.

The Company's net income in the 2001 Period was $12,606,521 and for the 2000 Period it was $17,011,282.

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

Under Statement of Financial Accounting Standard (SFAS) 125, as replaced by SFAS 140, transfers of financial assets that do not meet certain sale accounting requirements must be accounted for as a secured borrowing transaction with a pledge of collateral. Due to the potential consequences of a Shift Event, the Company's purchase of the Initial Portfolio (as defined in Item 1 herein) from the Branch did not meet certain SFAS 125, as replaced by SFAS 140, sale accounting requirements. Accordingly, the Company recorded at December 5, 1997 a receivable for the consideration paid to the Branch for the Initial Portfolio treated as collateral. Since the Company has the right to sell and pledge the securities in the Initial Portfolio treated as collateral, in applying SFAS 125, as replaced by SFAS 140, the Company recognized the securities in the Initial Portfolio as assets and recorded at December 5, 1997 a related obligation to return them to the Branch. As a legal and economic matter, however, there is no such receivable or obligation since (a) neither the Bank nor the Branch has any obligation to repay any part of the purchase price for the Initial Portfolio or to repurchase or redeem any of the securities included therein, and (b) the Company has no obligation to return any of such securities to the Bank or the Branch (except in the limited circumstances and to the extent that the occurrence of a Shift Event (defined herein Item 8, Note 2) under the Charter would require the transfer of any assets held by the Company at the time). As the securities in the Initial Portfolio are paid, the receivable will be deemed to be realized and the obligation will be reduced, each by an amount corresponding to the amount of the payments received. At September 30, 2001 and December 31, 2000, respectively, the receivable arising from payment for securities amounted to $149,764,712 and $192,428,747 and the obligation arising from the receipt of securities amounted to $150,876,827 and $190,647,665. (The difference between the amounts of the receivable and the obligation results from a requirement to mark the obligation to market in parallel with the related securities). The decrease in the amount of such receivable and such obligation between the two dates reflects the prepayment of securities in the Initial Portfolio. The Company recognized the cash proceeds of such prepayments as a reduction in the receivable and concurrently reduced the associated obligation. Such decreases in the receivable and the obligation did not affect the Company's results of operations or cash flow.

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

The outstanding principal amount and estimated fair value as of September 30, 2001, by each category of investment is depicted in Footnote 4 of the Financial Statements contained in Item 1 herein.

Interest Rate Risk

The Company's income consists primarily of interest payments on collateralized mortgage obligations, mortgage-backed securities, agency debentures and agency DUSs. Currently, the Company uses derivative products to manage a portion of its interest rate risk.

Due to a significant decrease in market interest rates, as occurred throughout the 2001 Period, the Company experienced a decrease in interest income on its collateralized mortgage obligations and its mortgage backed securities. The decrease in interest income resulted from downward adjustments of the indices upon which the interest rates on floating rate mortgage loans are based.

The Company is a party to twenty-one interest rate swaps and two cross currency swaps with BNP PARIBAS. In all but one of these swaps, where the Company pays and receives fixed, the Company pays a fixed coupon and receives floating rate payments on the notional balances as set out below:

 (000 omitted)

    Fair Value at      Notional
  September 30, 2001   Balance         Value Date         Maturity Date     Fixed Rate             Receive Rate
  ------------------  ---------    -----------------     ---------------    ----------   --------------------------------
       $(2,437)       $ 42,000     November 25, 1998     March 26, 2008      JPY 1.75      US Three Month Libor Plus Six
                                                                                           Basis Points
        (5,387)         58,000     November 25, 1998     October 9, 2007     JPY 2.125     US Three Month Libor Plus Six
                                                                                           Basis Points
          (422)         19,314     November 25, 1998     August 25, 2008     US 6.15       US One Month Libor Plus Five
                                                                                           Basis Points
          (559)         23,246     May 25, 1999          May 25, 2009        US 6.23       US One Month Libor Plus One and
                                                                                           Half Basis Points
        (5,148)         50,000     February 12, 1999     March 5, 2007       US 6.68       US Three Month Libor Minus Two
                                                                                           Basis Points
        (5,437)         50,000     February 11, 1999     March 14, 2007      US 6.80       US Three Month Libor Minus Two
                                                                                           Basis Points
        (1,969)         30,000     March 29, 1999        October 9, 2007     JPY 2.125     US Three Month Libor Minus Two
                                                                                           and Half Basis Points
        (2,496)         26,400     April 6, 1999         October 9, 2007     JPY 2.125     US Three Month Libor Minus One
                                                                                           Basis Point
          (504)         26,229     June 25, 1999         June 25, 2009       US 6.23       US One Month Libor plus Three
                                                                                           and Half Basis Points
          (340)         20,974     February 25, 1999     February 25, 2009   US 5.41       US One Month Libor Plus Three
                                                                                           Basis Points
          (449)         15,786     July 1, 1999          June 25, 2009       US 6.39       US One Month Libor Plus Three
                                                                                           and Half Basis Points
        (1,118)         43,539     September 27, 1999    March  28, 2008     US 6.29       US One Month Libor Plus Five
                                                                                           Basis Points
          (379)         15,590     November 26, 1999     April 25, 2009      US 6.04       US One Month Libor Plus Four
                                                                                           Basis Points
          (387)         28,551     September 27, 1999    March 25, 2009      US 5.85       US One Month Libor Plus Four
                                                                                           Basis Points
          (205)          7,000     August 1, 2000        December 1, 2007    US 6.42       US One Month Libor Minus Two
                                                                                           Basis Points
         6,474          29,472     August 1, 2000        October 1, 2006     US 7.20       US One Month Libor Minus Two
                                                                                           Basis Points
          (292)          8,389     June  26, 2000        October 1, 2007     US 6.68       US One Month Libor Plus One and
                                                                                           Half Basis Points
          (216)          9,425     June  26, 2000        October 1, 2008     US 6.19       US One Month Libor

           218          15,000     November 2, 2000      October 9, 2007     JPY 2.125     US Three Month Libor Minus Two
                                                                                           Basis Points
          (327)          7,962     October 2, 2000       June 1, 2007        US 7.024      US One Month Libor Minus Two
                                                                                           Basis Points
          (357)          7,636     October 2, 2000       July 1, 2007        US 7.405      US One Month Libor Minus Two
                                                                                           Basis Points
           521          18,000     January  17, 2001     March 26, 2008      JPY 1.750     5.80%

          (392)          9,902     March 25, 2001        October 25, 2007    US 6.94       US One Month Libor Plus Two
     ---------        --------                                                             Basis Points
     $ (21,608)       $562,415
     =========        ========


The fair value of the cross currency and interest rate swaps was $(21,608,229) and $(17,311,062) at September 30, 2001 and December 31, 2000, respectively. The change in fair value was primarily due to Japanese Yen currency exchange rate changes versus the US dollar and changes in prevailing market interest rates.

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

The breakdown of the Company's available-for-sale securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below ($ in 000's) based on management's prepayment assumptions:


                                                        Due        Due        Due        Due        Due         Due
                                            Due in      after      after      after      after      after       after
At September 30, 2001                        2001       2001       2002       2003       2004       2005        2006        Total
-----------------------------------         ------      ------     ------     ------     ------     ------      ------     -------
Fixed Rate Instruments:
Fixed-Rate REMICs.........................   $---         $---       $992       $---    $46,814       $---        $---      $47,806
Agency DUS................................    ---          ---        ---      7,962        ---     68,871     225,679      302,512
Agency Debentures ........................    ---          ---        ---        ---        ---    184,664     259,659      444,323
                                              ---          ---        ---        ---        ---    -------     -------      -------
Total Fixed Rate Instruments..............    ---          ---        992      7,962     46,814    253,535     485,338      794,641
                                              ---          ---        ---     ------     ------    -------     -------     --------

Floating-Rate Instruments:
Floating-Rate REMICs......................    ---       15,824     27,218     16,986        ---        ---         ---       60,028
Agency ARMs...............................    ---       10,905     17,636     27,237        ---        ---         893       56,671
Agency Hybrid ARMs........................    ---        2,533     20,657     41,563     11,401      4,557       2,831       83,542
                                              ---       ------     ------     ------     ------     ------      ------     --------
Total Floating Rate Instruments...........    ---       29,262     65,511     85,786     11,401      4,557       3,724      200,241
                                              ---       ------     ------     ------     ------     ------      ------     --------

Total....................................   $          $29,262    $66,503    $93,748    $58,215    $258,092    $489,062    $ 994,882
                                            =====      =======    =======    =======    =======    ========    ========    =========


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

                                                BNP U.S. FUNDING L.L.C.
                                                            Registrant



Date: November 14, 2001                         By /s/ Jean-Pierre Beck
                                                       -------------------------
                                                       Jean-Pierre Beck
                                                       President and Director

Date: November 14, 2001                         By /s/ Sady Karet
                                                       -------------------------
                                                       Sady Karet
                                                       Treasurer and Director