Form 10-K
period 2001-12-31
BNP US FUNDING LLC
filed 2002-04-01
CIK 1054659

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2001

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

        Securities registered pursuant to Section 12(b) of the Act: None

             Title of Each Class               Name of Each Exchange on
              to be Registered                     which Registered
       ------------------------------       ------------------------------
                    None                                  None

           Securities registered pursuant to Section 12(g) of the Act:

                  Noncumulative Preferred Securities, Series A
       (Liquidation Preference US$10,000 per Series A Preferred Security)
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Number of Shares of Common Stock outstanding on December 31, 2001: 53,011

         All outstanding shares of Common Stock were held by BNP PARIBAS, the Registrant's parent Company, at December 31, 2001

         Document incorporated by                Part of Form 10-K
        reference in this Form 10-K              which incorporated
       ------------------------------       ------------------------------
                  None                                   --

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

PART II

   Item 5:    Market for Registrant's Common Equity and Related
                Securityholder Matters........................................10
   Item 6:    Selected Financial Data.........................................10
   Item 7:    Management's Discussion and Analysis of Financial Condition
                and Results of Operations.....................................10
   Item 7A:   Quantitative and Qualitative Disclosure About Market Risk.......16
   Item 8:    Financial Statements and Supplementary Data.....................20
   Item 9:    Changes In and Disagreements With Accountants on Accounting
                and Financial Disclosure......................................38

PART III

   Item 10:   Directors and Executive Officers of the Company.................38
   Item 11:   Executive Compensation..........................................39
   Item 12:   Security Ownership of Certain Beneficial Owners and Management..39
   Item 13:   Certain Relationships And Related Transactions..................39

PART IV

   Item 14:   Exhibits, Financial Statement Schedules and Reports on
                Form 8-K......................................................39

         From time to time, the company may publish, verbally or in written form, forward-looking statements relating to such matters as anticipated financial performance, economic conditions, interest rate levels, investment prospects and similar matters. In fact, this Form 10-K (or any other periodic reporting documents required by the 1934 Act) may contain forward-looking statements reflecting the current views of the Company concerning potential future events or developments. The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements. In order to comply with the terms of the "safe harbor," the Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties which may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: uncertainties relating to economic conditions and interest rate levels, and uncertainties relating to government and regulatory policies. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Item 1:    Business

General

         BNP U.S. Funding L.L.C. (the "Company" or the "Registrant") is a Delaware limited liability company formed on October 14, 1997 for the purpose of acquiring and holding certain types of eligible securities that generate net income for distribution to the holders of its Series A Preferred Securities (as defined below) and its redeemable Common Securities (as defined below). The Company has no subsidiaries. The Company is a wholly owned subsidiary of the New York Branch (the "Branch") of BNP PARIBAS, a societe anonyme or limited liability corporation organized under the laws of the Republic of France (the "Bank", "BNP PARIBAS" or "BNPP"). The Company was continued pursuant to the Amended and Restated Limited Liability Company Agreement of the Company (the "Company's Charter" or the "Charter") entered into on December 5, 1997 by the New York Branch of Banque Nationale de Paris ("BNP"), the predecessor to BNP PARIBAS, as holder of all of the redeemable common limited liability company interests of the Company, $10,000 par value (the "Common Securities"), and the holders of the preferred limited liability company interests of the Company, including the Noncumulative Preferred Securities, Series A, liquidation preference $10,000 per security, (the "Series A Preferred Securities") as they may exist and be outstanding from time to time.

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

General Description of the Portfolio

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

         Set forth below is a description, as of December 31, 2001, of the Portfolio. As of December 31, 2001, the Eligible Securities included in the Portfolio had an aggregate amortized cost of $1,007,767,868 and an estimated fair value of $1,044,367,951. As of such date, calculated by aggregate amortized cost, 5.18% of the securities in the Portfolio were floating rate REMIC securities ("Floating-Rate REMICs"), 4.73% were fixed rate REMIC securities ("Fixed-Rate REMICs"), 4.75% were Agency ARMs, 7.18% were Agency Hybrid ARMs, 47.29% were Agency Debentures and 30.87% were Agency DUSs.

         The following table sets forth certain information with respect to each type of security included in the Portfolio:


                        Portfolio As of December 31, 2001

                                                                   Percentage of
                                                     Aggregate      Portfolio by
                                                  Amortized Cost     Aggregate       Number of
                   Type of Security                  ($000)        Amortized Cost    Securities
   -------------------------------------------  -----------------  -------------    ----------
   Floating-Rate REMICs.......................       $ 52,209           5.18%           14
   Fixed-Rate REMICs..........................         47,711           4.73             2
   Agency ARMs................................         47,863           4.75            27
   Agency Hybrid ARMs.........................         72,355           7.18            17
   Agency Debentures..........................        476,520          47.29            11
   Agency DUSs................................        311,110          30.87            25
                                                      -------          -----            --
   TOTAL......................................    $ 1,007,768         100.00%           96
                                                  ===========         =======           ==

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

                              FLOATING-RATE REMICS

                             As of December 31, 2001

                                     Amortized                             Weighted
                                       Cost       Current                Average Life
            Series                    ($000)      Coupon     Life Cap       (Years)      Maturity Date
---------------------------------   ----------    -------    --------    ------------    -------------
FANNIE MAE 1993-210 FB...........    $12,177        2.34%        9%           1.98         10-25-2022
FHLMC-GNMA 38 F..................      1,208        2.44        10            0.77          8-25-2023
FANNIE MAE 1997-28 FA............      2,523        5.39        10            1.77          5-25-2027
FANNIE MAE 1996-51 FA............        247        2.44         9            0.20          3-18-2025
FANNIE MAE 1990-121 F............      5,116        2.74        11.5          3.02         10-25-2020
FANNIE MAE 1992-141 FA...........      1,769        2.44        10.5          1.78          8-25-2007
Morgan Stanley Mortgage
    Trust 41 Class 1(1)..........      2,148        3.15        10            3.25          2-20-2022
FANNIE MAE 1993-155 FG...........        281        2.44         9.5          0.45          6-25-2023
FREDDIE MAC 1040 H...............      6,173        2.89        11            2.96          2-15-2021
FANNIE MAE 1997-42 F.............      1,624        2.44         9            0.98         12-18-2025
FANNIE MAE 1935 FA...............      3,192        2.54         9            0.99          2-15-2026
FANNIE MAE 2054 FA...............      5,370        2.25         9            2.29          9-15-2026
FANNIE MAE 1721 M................      8,182        4.48         9            1.09          5-15-2024
FANNIE MAE G92 60 F..............      2,199        4.28        10            3.51         10-25-2022
                                       -----
Total.............................  $ 52,209
                                    ========

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

                                FIXED-RATE REMICS

                             As of December 31, 2001

                                      Amortized
                                         Cost      Current   Weighted Average    Maturity
              Series                    ($000)     Coupon      Life (Years)        Date
-----------------------------------   ----------   -------   ----------------   ----------
FANNIE MAE 1997-56 PE..............     $46,814     6.50%         4.48           6-18-2026
FANNIE MAE X-188B TA                        897     6.50          1.57          10-25-2013

Total..............................     $47,711
                                      ==========


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


                                   AGENCY ARMs

                             As of December 31, 2001

                      Amortized
                         Cost       Current      Life    Weighted Average     Maturity
     Pool No. (1)       ($000)      Coupon       Cap       Life (Years)         Date
     ------------     ----------    -------     ------   ----------------    ---------
     FH 846384           $1,858      6.80%      11.77%          4.77         12-1-2026
     FN 313190            1,113      6.87       12.12           4.56          9-1-2026
     FN 313242              553      6.54       11.96           4.16         11-1-2026
     FN 313311              740      6.90       11.86           3.80         12-1-2026
     FN 313377            1,560      7.62       11.74           1.38          2-1-2027
     FN 313432              635      7.32       11.84           0.70          2-1-2027
     FN 363057              559      8.30       11.38           0.97          2-1-2027
     FN 363070              445      7.36       11.49          15.33          3-1-2027
     FN 367349              191      8.35       11.98           1.03         12-1-2026
     FN 370478              181      8.09       11.37           0.78          2-1-2027
     FN 370479              316      7.75       11.31          10.95          3-1-2027
     FN 374711              504      6.45       11.72           2.03          7-1-2027
     FN 374773              260      7.47       11.83          15.29          3-1-2027
     FN 378243               60      6.48       12.23          15.61          7-1-2027
     FN 391247            2,245      7.11       11.37           3.04          4-1-2027
     FN 394850              544      6.60       12.07           1.17          7-1-2027
     FN 397901              758      6.63       11.89           3.04          8-1-2027
     FH 610727              187      7.14       12.35          13.72          5-1-2027
     FH 410544              104      6.63       12.53           1.47          9-1-2026
      G 280094            6,978      6.75       11.00           1.37         7-20-2027
      G 28506             6,013      6.75       12.50           2.36         9-20-2027
      G 280001            1,265      7.63       12.50           2.35        10-20-2027
     FH 786213            8,158      6.87       12.55           1.73         12-1-2027
     FH 785825            3,159      6.68       12.18           2.45          5-1-2027
     FH 786088            8,950      6.76       12.26           1.69         12-1-2027
     FN 396355              286      6.53       11.80           1.25          8-1-2027
     FN 419444              241      7.85       11.59           0.55          2-1-2028
                           ----

 Total................  $47,863
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


                               AGENCY HYBRID ARMs

                             As of December 31, 2001

                   Amortized
                      Cost      Current    Life     Weighted Average    Maturity
Pool No.(1)         ($ 000)     Coupon     Cap        Life (Years)        Date
-----------        ----------   -------    ------   ----------------    --------
FN 312824           $1,889        7.38%    12.38%        2.77           6-1-2025
FN 345856            3,974        5.88     11.87         2.39           8-1-2026
FN 361370            8,721        7.47     13.57         1.51           7-1-2026
FN 361372           11,539        7.83     12.90         1.96           7-1-2026
FN 374138            4,749        6.32     11.35         1.26           3-1-2027
FN 397136            4,224        7.66     13.76         1.56           6-1-2027
FN 362968            1,013        7.65     12.24         1.32           1-1-2026
FN 374917            2,638        6.64     11.75         2.49           4-1-2027
FN 403006            4,008        6.46     11.50         2.38          11-1-2027
FN 404484            3,973        6.49     11.50         3.41          11-1-2027
FN 422265            3,658        6.91     13.26         3.25           1-1-2026
FN 422268            1,459        7.77     12.94         2.91          12-1-2024
FN 422276            8,861        7.18     13.23         2.69          12-1-2027
FN 409850            2,217        6.58     11.63         2.28           3-1-2028
FN 415286            2,203        6.31     12.38         1.98           2-1-2028
FN 417833            4,808        6.36     11.45         2.17           3-1-2028
FH 786414            2,421        6.57     12.03         2.38           7-1-2028
    Total.......  $ 72,355
                  ========

(1)  "FN"=  FNMA;  and "FH"= FHLMC


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

                                AGENCY DEBENTURES

                             As of December 31, 2001

                                 Amortized
        Security                   Cost         Current      Weighted Average    Maturity
       Description                ($ 000)       Coupon         Life (Years)        Date
---------------------------     ----------      -------      ----------------   ----------
FHLMC 3134A2DT2............      $24,348          5.75%            5.16          4-15-2008
FNMA 31359MCY7.............      129,400          2.13             5.38          10-9-2007
FNMA 31359MDR1.............       60,000          1.75             5.84          3-26-2008
FNMA 31359MDU4.............       45,968          6.00             5.21          5-15-2008
FNMA 31359C5BO.............       23,893          6.44             4.58          8-14-2007
FNMA 31359C6C7.............        7,495          6.48             4.61          8-27-2007
FNMA 31359CU55.............       12,228          6.70             4.55          6-19-2007
FNMA 31359CYE2.............       50,000          6.68             4.27           3-5-2007
FNMA 31359MGH0.............       54,118          6.63             4.73         10-15-2007
FNMA 31359CYX0.............       50,000          6.80             4.28          3-14-2007
FNMA 31359C5Q7.............       19,070          6.55             4.59          8-20-2007
                                  ------
Total                           $476,520
                                ========



         Agency DUSs

         Pursuant to a Board of Directors resolution of November 4, 1998, the Company may invest in Agency DUSs. A Delegated Underwriting and Servicing (DUS) pool is 100% guaranteed by FNMA and backed by loans on multifamily properties. These are fixed-rate loans ranging in size from $1 million to $70 million. FNMA guarantees timely payment of interest and principal, including any balloon payments. Consequently, there is no risk of a loss of principal. Loans include yield maintenance provisions that permit the borrower to prepay his mortgage but only with a penalty that is sufficient to compensate the investor for early prepayment. Any yield maintenance collected is passed through to the investor. Lenders share any loss on defaulted loans, assuming that the loans are underwritten properly.

                                   AGENCY DUSs

                             As of December 31, 2001


                                Amortized
        Security                   Cost         Current      Weighted Average    Maturity
       Description               ($ 000)        Coupon         Life (Years)        Date
---------------------------     ----------      -------      ----------------   ----------
FNMA 380491                      $ 5,762          6.11%            6.23          7-1-2008
FNMA 380583                       19,247          6.15             6.22          8-1-2008
FNMA 381578                       23,246          6.23             7.40          5-1-2009
FNMA 381608                        7,104          5.93             7.03          5-1-2009
FNMA 381640                        5,754          5.86             6.96          4-1-2009
FNMA 380933                        8,011          5.92             6.61         12-1-2008
FNMA 381152                        5,174          5.88             6.76          1-1-2009
FNMA 381294                        1,958          5.81             6.76          2-1-2009
FNMA 381488                        4,323          6.19             6.97          4-1-2009
FNMA 381514                        4,969          6.19             6.97          4-1-2009
FNMA 381730                       15,744          6.39             7.13          6-1-2009
FNMA 381705                        4,008          6.26             7.13          6-1-2009
FNMA 381450                       11,857          5.78             6.91          3-1-2009
FNMA 381115                       11,627          5.97             6.60         12-1-2008
FNMA 381117                        4,972          5.80             6.76          1-1-2009
FNMA 380115                       43,395          6.29             5.94          3-1-2008
FNMA 381556                       15,543          6.04             6.93          4-1-2008
FNMA 380798                        4,614          5.64             6.44         10-1-2008
FNMA 375433                        8,362          6.68             5.57         10-1-2007
FNMA 375618                        7,000          6.42             5.98         12-1-2007
FNMA 375385                        4,780          6.87             5.50          9-1-2007
FNMA  20021                       68,594          7.20             4.66         10-1-2006
FNMA 535642                        9,871          6.94             5.02         10-1-2007
FNMA 313672                        7,575          7.01             3.88          6-1-2007
FNMA 382497                        7,620          7.41             5.42          7-1-2007
     Total.................     $311,110
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

         During 2001 the Company had declared and paid $10,718,708 in dividends on the Common Securities.

Item 6:    Selected Financial Data

         The following table sets forth selected financial data for the years ended December 31, 2001 and December 31, 2000:


(in thousands, except share and yield data)



                                                                   Year Ended          Year Ended
Income Statement:                                              December 31, 2001   December 31, 2000
----------------                                               -----------------   -----------------
Interest income                                                   $   52,568            $ 67,330
Net income                                                            52,277              66,341
Average number of redeemable Common Securities outstanding            53,011              53,011
Net income per redeemable Common Security                             256.31              521.61

Balance Sheet:
-------------
Investment Securities at carrying value                            1,041,244           1,019,696
Total Assets                                                       1,081,823           1,056,505
Series A Preferred Securities outstanding                            500,000             500,000
Total Redeemable Common Securities, Preferred Securities,
   and Securityholders' Equity                                    $1,051,702          $1,039,143

Other Data:
----------
Comprehensive Income                                              $   61,968          $   75,003
Dividends paid on Series A Preferred Securities                   $   38,690          $   38,690
Dividends paid on redeemable Common Securities                    $   10,719          $   27,301
Number of Series A Preferred Securities outstanding                   50,000              50,000
Number of redeemable Common Securities outstanding                    53,011              53,011
Average yield on investment securities
   (before results of hedging activities)                               6.40%               6.39%

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion pertains to the years ended December 31, 2001 and December 31, 2000 (the "2001 Period" and the "2000 Period").

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

Results of Operations

         For the 2001 Period and 2000 Period, the Company had revenues of $52,567,798 and $67,330,596, respectively. These amounts consisted of interest income on the investment securities, the unrealized gain/loss on hedged securities and the derivatives used as hedging instruments and interest on deposits.

         The interest income on the investment securities includes interest income on the remaining securities in the Initial Portfolio, which are considered to be collateral held by the Company and which are no longer recognized on the balance sheet pursuant to new guidance in Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS 125" ("SFAS 140"), which modified SFAS 125 in this respect, as explained in Note 3 to the financial statements. The receivable for the consideration paid to the Branch for the Initial Portfolio is recognized on the balance sheet and is an asset of similar size as the remaining securities in the Initial Portfolio. The balance sheet presentation results from compliance with SFAS 140 but does not reflect the economic substance of the transaction, as further explained in the section on the application of SFAS 125 as replaced by SFAS 140 below. For all economic intent and purposes, the securities in the Initial Portfolio are owned by the Company and managed as any other investment security, with related revenues belonging to the Company and recorded as such in the income statement.

         For the 2001 Period and 2000 Period, interest on the securities in the Portfolio amounted to $50,881,325 and $53,275,817, respectively, representing an aggregate yield of 6.40% and 6.39%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows (yield based on amortized cost):

                                                  2001                        2000
                                         ---------------------       ---------------------
Floating-Rate REMICs..................   $  3,425,596    4.90%       $  6,355,013    6.55%
Fixed-Rate REMICs.....................   $  3,170,738    6.51%       $  3,682,504    6.39%
Agency ARMs...........................   $  4,074,858    6.40%       $  6,075,972    6.53%
Agency Hybrid ARMs....................   $  5,512,599    6.04%       $  8,003,254    6.55%
Agency Debentures.....................   $ 15,579,758    6.50%       $ 15,316,671    6.59%
Agency DUS............................   $ 19,117,776    6.79%       $ 13,842,403    6.02%

         The 6.50% yield on Agency Debentures is based on U.S. dollar denominated securities which excludes the Japanese Yen denominated securities.

         During the 2001 Period, the yield on the Agency DUSs and Agency Debentures was approximately 4.96% and 4.78%, respectively, when taking into account the income from the derivative products used to hedge these securities.

         The average amortized cost of the Portfolio during the 2001 and the 2000 Period was $983,343,224 and $988,551,198, respectively. This reflects the following prepayments and reinvestments:


PREPAYMENTS                                       2001                        2000
--------------------                     ---------------------       ---------------------
Floating-Rate REMICs..................   $ 33,209,726                $ 24,758,977
Fixed-Rate REMICs.....................   $  4,558,040                $  9,883,773
Agency ARMs...........................   $ 32,828,037                $ 24,620,540
Agency Hybrid ARMs....................   $ 36,295,472                $ 27,084,077
Agency DUS............................   $  4,100,197                $  2,181,573
Agency Debentures.....................   $        ---                $        ---

REINVESTMENTS                                     2001                        2000
--------------------                     ---------------------       ---------------------
Floating-Rate REMICs..................   $        ---                $        ---
Fixed-Rate REMICs.....................   $        ---                $        ---
Agency ARMs...........................   $        ---                $        ---
Agency Hybrid ARMs....................   $        ---                $        ---
Agency DUS............................   $ 49,267,414                $ 71,450,077
Agency Debentures.....................   $ 72,206,900                $ 15,000,000


         The Company also recorded interest income from short-term investments for 2001 and 2000 of $1,774,383 and $3,095,087, respectively. These amounts are attributable to (i) interest payments on securities in the Portfolio and (ii) prepayments of principal pending their reinvestment.

         As of December 31, 2001, approximately 52.71% of the Portfolio consisted of collateralized mortgage obligations (Floating-Rate REMICs and Fixed-Rate REMICs) and mortgage-backed securities (Agency ARMs, Agency Hybrid ARMs and Agency DUSs), and approximately 47.29% consisted of Agency Debentures. Floating Rate securities accounted for approximately 17.11% of the Portfolio's collateralized mortgage obligations and mortgage backed securities. In addition, a significant portion of the Agency Debentures and the Agency DUSs are hedged so that, in all but one case, the fixed rate payments received are converted into prevailing floating rates.

         The aggregate market value of the securities in the Portfolio as of December 31, 2001 was higher than the amortized cost by approximately 3.63%, due to a net decrease in interest rates from the time of their original purchase. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statement of Income, pursuant to application of SFAS 133 (Note 2). Unrealized gains and losses on the non-hedged securities are reported as a component of "Other Comprehensive Income".

         Operating expenses for the years ended December 31, 2001 and December 31, 2000 totaled $1,229,832 and $989,172 respectively. Operating expenses consisted largely of fees paid to the Branch under the Services Agreement, fees of Citibank as Trustee, consulting fees and audit fees. Under a specific allocation methodology, the costs of Branch personnel servicing the Company have increased. This allocation is based on actual man-hours devoted to the activities of the Company and remains at arms length.

         The Company's net income for the year ended December 31, 2001 was $57,276,636 and for the year ended December 31, 2000 it was $66,341,424. As of December 31, 2001, the Company had declared and paid dividends as follows:

         Security                         Amount                Date Paid
-----------------------------          -----------           ----------------
Series A Preferred Securities          $19,345,000           June 5, 2001
                                       $19,345,000           December 5, 2001

Common Securities                      $10,718,708           June 19, 2001


         These amounts were paid from the Company's retained earnings generated from net income for the period from December 1, 2000 to November 30, 2001.

Receivable Arising from Payment for Securities Pursuant to the Application of SFAS 125 as Replaced by SFAS 140

         Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS 125" ("SFAS 140") revises the standards of accounting for securitizations and other transfers of financial assets and collateral established by Statement of Financial Accounting Standards No. 125 ("SFAS 125") and requires certain additional disclosures, but carries over most of SFAS 125's provisions without reconsideration. Under SFAS 125, as replaced by SFAS 140, transfers of financial assets that do not meet certain sale accounting requirements must be accounted for as a secured borrowing transaction with a pledge of collateral. Under SFAS 140, the collateral and the related obligation previously recognized in financial statements in accordance with SFAS 125 is no longer recognized. The change in presentation has no impact on the Company's Statement of Income or Total Redeemable Common Securities, Preferred Securities and Securityholders' Equity. All financial statements for previous periods presented have been restated accordingly. Disclosures required under SFAS 125, as replaced by SFAS 140, are included in Note 3.

         Due to the potential consequences of a Shift Event (defined herein
Item 8, Note 2), the Company's purchase of the Initial Portfolio (as defined in
Item 1 herein) from the Branch did not meet certain SFAS 125, as replaced by SFAS 140, sale accounting requirements. Accordingly, the Company recorded at December 5, 1997 a receivable for the consideration paid to the Branch for the Initial Portfolio treated as collateral. As a legal and economic matter, however, there is no such receivable since (a) neither the Bank nor the Branch has any obligation to repay any part of the purchase price for the Initial Portfolio or to repurchase or redeem any of the securities included therein, and
(b) the Company has no obligation to return any of such securities to the Bank or the Branch (except in the limited circumstances and to the extent that the occurrence of a Shift Event under the Charter would require the transfer of any assets held by the Company at the time). As the securities in the Initial Portfolio are paid, the receivable will be deemed to be realized by an amount corresponding to the amount of the payments received. At December 31, 2001 and December 31, 2000, respectively, the receivable arising from payment for securities amounted to $135,255,432 and $192,428,747. The decrease in the amount of such receivable between the two dates reflects the prepayment of securities in the Initial Portfolio. The Company recognized the cash proceeds of such prepayments as a reduction in the receivable. Such decreases in the receivable did not affect the Company's results of operations or cash flow.


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

         BNP PARIBAS Group's total and Tier 1 risk-based capital ratios at December 31, 2001 were 10.8% and 7.80%, which are well above the minimum standards required by French banking regulations, currently 8% for total risk-based capital and 4% for Tier 1 risk-based capital. A "shift event" would occur if BNP Paribas' risk-based capital fell below these minimum standards of 8% and 4%, respectively. See Note 2 of the attached financial statements for a detailed explanation of "shift events".

Accounting and Reporting Developments

         On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for all derivative instruments and hedging activities. SFAS 133, amended by the issuance of SFAS 137, entitled "Accounting for Derivatives and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133", in June 2000. SFAS 133 requires that an entity measure all derivatives at fair value and recognize those derivatives as either assets or liabilities on the balance sheet. The change in the derivative's fair value is generally to be recognized in current period earnings. However, if certain conditions are met, a derivative may be specifically designated as a hedge of an exposure to changes in fair value, variability of cash flows, or certain foreign currency exposures.

         The Company has made an assessment of all their financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at December 31, 2001. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

         Prior to the adoption of SFAS 133, these interest rate swaps are carried at fair value. The accrual of interest receivable or interest payable on these swaps is reported in Interest Income. Changes in the market values of these swaps, exclusive of net interest accruals, are reported in Securityholders' Equity: Accumulated Other Comprehensive Income.

         All of the Company's outstanding hedging transactions are fair value hedges. For the year ended December 31, 2001, the Company recognized $1,041,095 in current year earnings related to the ineffective portion of fair value hedges: $938,670 shown as cumulative-effect-type adjustment at January 1, 2001 and $102,425 included in interest income for the 2001 Period. The Company did not recognize any gains or losses in relation to firm commitments that no longer qualified as fair value hedges. The fair value of these fair value hedging instruments was $(19,003,975) at December 31, 2001 and $(17,311,062) at December 31, 2000 and has been recorded in "Other liabilities". It has been offset, except for the ineffective portion of the hedge, by the revaluation of the respective hedged investment securities. The fair value of the hedging instruments does not include accrued interest receivable and payable, which are shown separately on the balance sheet.

         For a further discussion on derivative instruments and hedging activities, see Note 8 to the financial statements.

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

         The outstanding principal amount and estimated fair value as of December 31, 2001, by each category of investment, is depicted in Item 8.

Interest Rate Risk

         The Company's income consists primarily of interest payments on collateralized mortgage obligations, mortgage-backed securities, agency debentures and agency DUSs. Currently, the Company uses derivative products to manage a portion of its interest rate risk.

         The low interest rate environment has affected the Company's income in 2001 and will continue to weigh on the results in 2002 through the floating rate component of the portfolio (floating-rate securities and fixed-rate securities converted to floating-rate instruments through interest rate swaps). However, since management believes that the market has reached its lowest levels and that the expected rebound of the economy will be accompanied by a series of increases in the rates on which the floating instruments are indexed, the income for 2002 will therefore be closely linked to the pace of increase of the yield curve.

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

         The Company is a party to twenty-three interest rate swaps and two cross currency swaps with BNP PARIBAS. In all but one of these swaps, where the Company pays out and receives a fixed rate, the Company pays a fixed coupon and receives floating rate payments on the notional balances as set out below:


(000's omitted)

   Fair Value at       Notional
 December 31, 2001     Balance         Value Date        Maturity Date     Fixed Rate             Receive Rate
-------------------   ---------    -----------------    ---------------    ----------    -------------------------------
      $ 1,363         $ 42,000     November 25, 1998    March 26, 2008      JPY 1.75     US Three Month Libor Plus Six
                                                                                         Basis Points
          544           58,000     November 25, 1998    October 9, 2007     JPY 2.125    US Three Month Libor Plus Six
                                                                                         Basis Points
         (828)          19,247     November 25, 1998    August 25, 2008     US 6.15      US One Month Libor Plus Five
                                                                                         Basis Points
       (1,099)          23,246     May 25, 1999         May 25, 2009        US 6.23      US One Month Libor Plus One and
                                                                                         Half Basis Points
       (3,830)          50,000     February 12, 1999    March 5, 2007       US 6.68      US Three Month Libor Minus Two
                                                                                         Basis Points
       (4,105)          50,000     February 11, 1999    March 14, 2007      US 6.80      US Three Month Libor Minus Two
                                                                                         Basis Points
        1,018           30,000     March 29, 1999       October 9, 2007     JPY 2.125    US Three Month Libor Minus Two
                                                                                         and Half Basis Points
          168           26,400     April 6, 1999        October 9, 2007     JPY 2.125    US Three Month Libor Minus One
                                                                                         Basis Point
         (914)          26,158     June 25, 1999        June 25, 2009       US 6.23      US One Month Libor plus Three
                                                                                         and Half Basis Points
         (626)          20,905     February 25, 1999    February 25, 2009   US 5.41      US One Month Libor Plus Three
                                                                                         Basis Points
         (876)          15,744     July 1, 1999         June 25, 2009       US 6.39      US One Month Libor Plus Three
                                                                                         and Half Basis Points
       (2,265)          43,395     September 27, 1999   March  28, 2008     US 6.29      US One Month Libor Plus Five
                                                                                         Basis Points
         (532)          15,543     November 26, 1999    April 25, 2009      US 6.04      US One Month Libor Plus Four
                                                                                         Basis Points
         (675)          28,456     September 27, 1999   March 25, 2009      US 5.85      US One Month Libor Plus Four
                                                                                         Basis Points
         (477)           7,000     August 1, 2000       December 1, 2007    US 6.42      US One Month Libor Minus Two
                                                                                         Basis Points
       (2,910)          29,398     August 1, 2000       October 1, 2006     US 7.20      US One Month Libor Minus Two
                                                                                         Basis Points
         (626)           8,362     June  26, 2000       October 1, 2007     US 6.68      US One Month Libor Plus One and
                                                                                         Half Basis Points
         (493)           9,394     June  26, 2000       October 1, 2008     US 6.19      US One Month Libor

        1,595           15,000     November 2, 2000     October 9, 2007     JPY 2.125    US Three Month Libor Minus Two
                                                                                         Basis Points
         (703)           7,575     October 2, 2000      June 1, 2007        US 7.024     US One Month Libor Minus Two
                                                                                         Basis Points
         (852)           7,620     October 2, 2000      July 1, 2007        US 7.405     US One Month Libor Minus Two
                                                                                         Basis Points
        1,831           18,000     January  17, 2001    March 26, 2008      JPY 1.750    US 5.80

         (869)           9,871     March 25, 2001       October 25, 2007    US 6.94      US One Month Libor Plus Two
                                                                                         Basis Points
       (1,910)          19,598     September 4, 2001    October 1, 2006     US 7.20      US One Month Libor Plus Two
                                                                                         Basis Points
         (933)           9,799     October 2, 2001      October 1, 2006     US 7.20      US One Month Libor Plus Seven
  ------------        --------                                                           Basis Points
  $   (19,004)        $590,711
  ============        ========


         The fair value of interest rate swaps was $(19,003,975) and $(17,311,062) at December 31, 2001 and December 31, 2000, respectively. The change in fair value was primarily due to changes in prevailing market interest rates.

         The breakdown of the Company's available-for-sale securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below ($ in 000's) based on management's prepayment assumptions:


At December 31, 2001                        Due in   Due after  Due after  Due after  Due after  Due after  Due after
Non-Collateral                               2002       2002       2003       2004       2005       2006       2007       Total
------------------------------------------  ------   ---------  ---------  ---------  ---------  ---------  ---------   --------
Fixed Rate Instruments:
Fixed-Rate REMICs.........................    $---    $   897       $---       $---       $---       $---       $---    $    897
Agency DUS................................     ---        ---        ---      7,575     68,594     81,029    153,912     311,110
Agency Debentures ........................     ---        ---        ---        ---    216,804    259,716        ---     476,520
                                           -------    -------    -------    -------   --------   --------   --------   ---------
Total Fixed Rate Instruments..............     ---        897        ---      7,575    285,398    340,745    153,912     788,527
                                           -------    -------    -------    -------   --------   --------   --------   ---------

Floating-Rate Instruments:
Floating-Rate REMICs......................   3,192      8,182      5,370      2,199        ---        ---        ---      18,943
Agency ARMs...............................     241     17,108     10,436        ---        ---        ---        ---      27,785
Agency Hybrid ARMs........................     ---      3,216     26,412      7,630        ---        ---        ---      37,258
                                           -------    -------    -------    -------   --------   --------   --------   ---------
Total Floating Rate Instruments...........   3,433     28,506     42,218      9,829        ---        ---        ---      83,986
                                           -------    -------    -------    -------   --------   --------   --------   ---------

Total..................................... $ 3,433    $29,403    $42,218    $17,404   $285,398   $340,745   $153,912   $ 872,513
                                           =======    =======    =======    =======   ========   ========   ========   =========


                                            Due in   Due after  Due after  Due after  Due after  Due after  Due after
At December 31, 2001 Collateral              2002       2002       2003       2004       2005       2006       2007       Total
------------------------------------------  ------   ---------  ---------  ---------  ---------  ---------  ---------   --------

Fixed Rate Instruments:
Fixed-Rate REMICs.........................    $---       $---       $---       $---    $46,814       $---       $---     $46,814
Agency DUS................................     ---        ---        ---        ---        ---        ---        ---         ---
Agency Debentures ........................     ---        ---        ---        ---        ---        ---        ---         ---
                                           -------    -------    -------    -------    -------    -------    -------   ---------
Total Fixed Rate Instruments..............     ---        ---        ---        ---     46,814        ---        ---      46,814
                                           -------    -------    -------    -------    -------    -------    -------   ---------

Floating-Rate Instruments:
Floating-Rate REMICs......................   3,360     16,470      6,173      7,263        ---        ---        ---      33,266
Agency ARMs...............................   1,376      9,664        504      3,743      3,524        ---      1,267      20,078
Agency Hybrid ARMs........................     ---     29,234      5,863        ---        ---        ---        ---      35,097
                                           -------    -------    -------    -------    -------    -------    -------   ---------
Total Floating Rate Instruments...........   4,736     55,368     12,540     11,006      3,524        ---      1,267      88,441
                                           -------    -------    -------    -------    -------    -------    -------   ---------

Total....................................  $ 4,736    $55,368    $12,540    $11,006    $50,338    $   ---    $ 1,267   $ 135,255
                                           =======    =======    =======    =======    =======    =======    =======   =========
At December 31, 2001 Total Portfolio...... $ 8,169    $84,771    $54,758    $28,410   $335,736   $340,745   $155,179  $1,007,768
                                           =======    =======    =======    =======   ========   ========   ========  ==========


At December 31, 2000                        Due in   Due after  Due after  Due after  Due after  Due after  Due after
Non-Collateral                               2001       2001       2002       2003       2004       2005       2006       Total
------------------------------------------  ------   ---------  ---------  ---------  ---------  ---------  ---------   --------

Fixed Rate Instruments:
Fixed-Rate REMICs.........................  $4,545    $ 1,476       $---       $---       $---       $---       $---     $ 6,021
Agency DUS................................     ---        ---        ---        ---        ---     38,542    227,434     265,976
Agency Debentures ........................     ---        ---        ---        ---    100,000    132,779    171,400     404,179
                                           -------    -------    -------    -------   --------   --------   --------    --------
Total Fixed Rate Instruments..............   4,545      1,476        ---        ---    100,000    171,321    398,834     676,176
                                           -------    -------    -------    -------   --------   --------   --------    --------

Floating-Rate Instruments:
Floating-Rate REMICs......................     502      6,032     13,293        ---        ---      2,940     10,303      33,070
Agency ARMs...............................     ---        ---        ---     15,239     15,623     12,522        ---      43,384
Agency Hybrid ARMs........................     ---        ---      6,430     10,314     28,104      3,372      5,367      53,587
                                           -------    -------    -------    -------   --------   --------   --------    --------
Total Floating Rate Instruments...........     502      6,032     19,723     25,553     43,727     18,834     15,670     130,041
                                           -------    -------    -------    -------   --------   --------   --------    --------

Total....................................  $ 5,047    $ 7,508    $19,723    $25,553   $143,727   $190,155   $414,504    $806,217
                                           =======    =======    =======    =======   ========   ========   ========    ========

                                            Due in   Due after  Due after  Due after  Due after  Due after  Due after
At December 31, 2000 Collateral              2001       2001       2002       2003       2004       2005       2006       Total
------------------------------------------  ------   ---------  ---------  ---------  ---------  ---------  ---------   --------

Fixed Rate Instruments:
Fixed-Rate REMICs.........................    $---       $---       $---       $---       $---       $---  $  46,816     $46,816
Agency DUS................................     ---        ---        ---        ---        ---        ---        ---         ---
Agency Debentures ........................     ---        ---        ---        ---        ---        ---        ---         ---
                                           -------    -------    -------    -------    -------   --------   --------    --------
Total Fixed Rate Instruments..............     ---        ---        ---        ---        ---        ---     46,816      46,816
                                           -------    -------    -------    -------    -------   --------   --------    --------

Floating-Rate Instruments:
Floating-Rate REMICs......................   1,697      3,891     23,550     22,762        ---        ---        ---      51,900
Agency ARMs...............................     502      1,207     21,529        ---      6,667      3,962      3,956      37,823
Agency Hybrid ARMs........................     ---        ---        ---     16,893        ---     26,048     12,949      55,890
                                           -------    -------    -------    -------    -------   --------   --------    --------
Total Floating Rate Instruments...........   2,199      5,098     45,079     39,655      6,667     30,010     16,905     145,613
                                           -------    -------    -------    -------    -------   --------   --------    --------

Total....................................  $ 2,199    $ 5,098    $45,079    $39,655    $ 6,667   $ 30,010   $ 63,721    $192,429
                                           =======    =======    =======    =======    =======   ========   ========    ========


At December 31, 2000 Total Portfolio.....  $ 7,246    $12,607    $64,801    $65,209   $150,394   $220,165   $478,224    $998,646
                                           =======    =======    =======    =======   ========   ========   ========    ========

Actual maturities may differ from maturities shown above due to prepayments.


Item 8:    Financial Statements and Supplementary Data

                        Report of Independent Accountants

To the Board of Directors and
Securityholders of BNP U.S. Funding L.L.C.

         In our opinion, the accompanying balance sheet and the related statements of income, of comprehensive income, of changes in redeemable common securities, preferred securities and securityholders' equity and of cash flows present fairly, in all material respects, the financial position of BNP U.S. Funding L.L.C. (the "Company") at December 31, 2001 and December 31, 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         As more fully described in Note 2 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities, as amended, on January 1, 2001.

PricewaterhouseCoopers LLP
New York, New York
March 27, 2002

/s/ PricewaterhouseCoopers LLP

ITEM 8:           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             BNP U.S. FUNDING L.L.C.

                                  BALANCE SHEET

                      (in thousands, except per share data)


                                                               December 31, 2001    December 31, 2000
                                                               -----------------    -----------------
ASSETS:
Cash and cash equivalents                                         $    31,084          $    30,373
Investment securities (Notes 3 and 4)
Available-for-sale, at fair value                                     905,989              827,267
Receivable arising from payment for securities,
pursuant to the application of SFAS 125, as replaced by               135,255              192,429
SFAS 140 (Note 3)
Accounts receivable                                                     2,171                  ---
Accrued interest receivable                                             7,324                6,436
TOTAL ASSETS                                                      $ 1,081,823          $ 1,056,505
                                                                  ===========          ===========

LIABILITIES:
Accrued interest payable                                                1,178                  ---
Accrued expenses                                                          137                   51
Payable for securities purchased                                        9,802                  ---
Other liabilities                                                      19,004               17,311
                                                                       ------               ------
TOTAL LIABILITIES                                                      30,121               17,362
                                                                  -----------          -----------
Redeemable common securities, par value and redeemable
   value $10,000 per security; 150,000 securities
   authorized, 53,011 securities issued and outstanding               530,110              530,110
   (Note 5)
Preferred securities, liquidation preference $10,000 per
   security; 150,000 securities authorized, 50,000
   securities issued and outstanding                                  500,000              500,000
Additional paid in capital                                                  6                    6
Accumulated other comprehensive income                                 13,430                3,739
Retained earnings                                                       8,156                5,288
                                                                  -----------          -----------

TOTAL REDEEMABLE COMMON SECURITIES, PREFERRED SECURITIES
   AND SECURITYHOLDERS' EQUITY                                      1,051,702            1,039,143
                                                                  -----------          -----------

TOTAL LIABILITIES AND TOTAL REDEEMABLE COMMON SECURITIES,
   PREFERRED SECURITIES AND SECURITYHOLDERS' EQUITY               $ 1,081,823          $ 1,056,505
                                                                  ===========          ===========




The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.

                               STATEMENT OF INCOME

                      (in thousands, except per share data)


                                                                 Twelve-month         Twelve-month
                                                                 period ended         period ended
                                                               December 31, 2001    December 31, 2000
INTEREST INCOME:                                               -----------------    -----------------
Collateralized Mortgage Obligations:
               Floating-Rate REMICs                               $     3,425          $     6,355
               Fixed-Rate REMICs                                        3,171                3,682
Mortgage Backed Securities:
               Agency ARMs                                              4,075                6,076
               Agency Hybrid ARMs                                       5,513                8,003
               Agency DUSs                                             13,959               14,550
Agency Debentures                                                      20,650               25,569
Interest on Deposits                                                    1,775                3,095
                                                                  -----------          -----------
Total                                                                  52,568               67,330
                                                                  -----------          -----------
NONINTEREST EXPENSE:
Fees and expenses                                                       1,230                  989
                                                                  -----------          -----------
Cumulative effect of the change in accounting principle for
Derivatives and Hedging activities (SFAS133)                              939                  ---
                                                                  -----------          -----------
NET INCOME APPLICABLE TO PREFERRED AND REDEEMABLE COMMON
SECURITIES                                                        $    52,277          $    66,341
                                                                  ===========          ===========
NET INCOME PER REDEEMABLE COMMON SECURITY                         $    256.31          $    521.61
                                                                  ===========          ===========


The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.

                        STATEMENT OF COMPREHENSIVE INCOME

                                 (in thousands)


                                                                 Twelve-month         Twelve-month
                                                                 period ended         period ended
                                                               December 31, 2001    December 31, 2000
                                                               -----------------    -----------------
NET INCOME                                                        $    52,277          $    66,341

OTHER COMPREHENSIVE INCOME (Note 3):
      Net change in unrealized gain (loss) in fair value of
         securities and foreign exchange rate swaps
         available-for-sale not treated as collateral                  10,630                8,662
      Transition adjustment pursuant to the application of
         SFAS 133                                                        (939)                 ---
                                                                  -----------          -----------
      OTHER COMPREHENSIVE INCOME                                        9,691                8,662
                                                                  -----------          -----------

COMPREHENSIVE INCOME                                              $    61,968          $    75,003
                                                                  ===========          ===========





The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.

              STATEMENT OF CHANGES IN REDEEMABLE COMMON SECURITIES,
                PREFERRED SECURITIES AND SECURITYHOLDERS' EQUITY

                                 (in thousands)


                                                                                                           TOTAL REDEEMABLE
                                                                              ACCUMULATED                 COMMON SECURITIES,
                                    REDEEMABLE                  ADDITIONAL       OTHER                   PREFERRED SECURITIES
                                      COMMON      PREFERRED      PAID IN     COMPREHENSIVE    RETAINED   AND SECURITYHOLDERS'
                                    SECURITIES    SECURITIES     CAPITAL        INCOME        EARNINGS          EQUITY
                                    ----------    ----------    ----------   -------------    --------   --------------------
Balance at December 31, 1999         $ 530,110     $ 500,000      $     6      $ (4,923)       $ 4,938         $ 1,030,131
                                     ---------     ---------      -------      --------        -------         -----------
Net income                                                                                      66,341              66,341
Other comprehensive income                                                        8,662                              8,662
Dividends Paid
Preferred Securities                                                                           (38,690)            (38,690)
Dividends Paid
Common Securities                          ---           ---          ---           ---        (27,301)            (27,301)
                                     ---------     ---------      -------      --------        -------         -----------
Balance at December 31, 2000           530,110       500,000            6         3,379          5,288           1,039,143
                                     ---------     ---------      -------      --------        -------         -----------
Net income                                                                                      52,277              52,277
Other comprehensive income                                                        9,691                              9,691
Dividends Paid
Preferred Securities                                                                           (38,690)            (38,690)
Dividends Paid
Common Securities                          ---           ---          ---           ---        (10,719)            (10,719)
                                     ---------     ---------      -------      --------        -------         -----------

Balance at December 31, 2001         $ 530,110     $ 500,000      $     6      $ 13,430        $ 8,156         $ 1,051,702
                                     =========     =========      =======      ========        =======         ===========





The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.

                             STATEMENT OF CASH FLOWS


                                 (in thousands)


                                                                      Twelve-month         Twelve-month
                                                                      period ended          period ended
                                                                    December 31, 2001    December 31, 2000
                                                                    -----------------    -----------------
OPERATING ACTIVITIES:
Net income                                                              $  52,277             $  66,341

Adjustments to reconcile net income to cash provided from
 operating activities:
   Premium amortization                                                     1,360                   899
   Net change in interest receivable                                         (888)                 (204)
   Net change in accounts receivable                                       (2,171)                   15
   Net change in accrued expenses                                              86                    45
   Net change in accrued interest payable                                   1,178                   ---
   Net change in payable for securities purchased                           9,802                   ---
   (Gain)/loss on hedge activity                                             (102)                  ---
   Cumulative effect of the change in accounting principle
   for derivatives and hedging activities (SFAS 133)                         (939)                  ---
                                                                         --------              --------

Net cash provided from operating activities                                60,603                67,096
                                                                         --------              --------
INVESTING ACTIVITIES:
   Purchase of investment securities:
      Agency DUSs                                                         (72,207)              (71,450)
      Agency Debentures                                                   (49,267)              (15,000)
   Proceeds from principal payments of securities
   available-for-sale, not treated as collateral                           54,886                43,695
   Proceeds from principal payments of securities
   available-for-sale, treated as collateral                               56,105                44,834
                                                                         --------              --------
Net cash provided (used) by investing activities                          (10,483)                2,079
                                                                         --------              --------
FINANCING ACTIVITIES:
   Cash dividends - preferred securities                                  (38,690)              (38,690)
   Cash dividends - common securities                                     (10,719)              (27,301)
                                                                         --------              --------
   Net cash provided (used) by financing activities                       (49,409)              (65,991)
                                                                         --------              --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          711                 3,184

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             30,373                27,189
                                                                         --------              --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 31,084              $ 30,373
                                                                         ========              ========
NONCASH FINANCING AND INVESTING ACTIVITIES:
 Decrease in receivable arising from payment for securities, pursuant to the application of SFAS 125, as replaced by
 SFAS 140 (Note 3)                                                         57,174                45,609



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

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

INVESTMENT SECURITIES:

         Investments in debt securities are classified as available-for-sale and are carried at fair value. The debt securities can be categorized as hedged or non-hedged securities. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statement of Income, pursuant to application of SFAS 133, (see below, "Accounting for Derivatives and Hedging Activities"). Unrealized gains and losses on the non-hedged securities are reported as a component of "Other Comprehensive Income".

         Interest on securities is included in interest income and is recognized using the interest method. Premiums and discounts are amortized using the effective interest method and are recognized in interest income.

CASH AND CASH EQUIVALENTS:

         Cash and cash equivalents include cash and short-term deposits with original maturities of three months or less.

DIVIDENDS:

         Dividends on the Series A Preferred Securities, when, as and if declared by the Company's Board of Directors, are payable semi-annually in arrears on a non-cumulative basis on the fifth day of June and December of each year, commencing June 5, 1998, at a rate per annum of 7.738% of the liquidation preference through and including December 5, 2007. Thereafter, dividends, when, as and if declared by the Company's Board of Directors, will be payable quarterly in arrears on the third Wednesday of March, June, September, and December of each year and will be calculated on a weekly basis in each quarter at a rate per annum of the liquidation preference equal to 2.8% per annum above one-week LIBOR for the week concerned as determined on the related LIBOR Determination Date. Holders of Common Securities are entitled to receive dividends when, as and if declared by the Company's Board of Directors out of the Company's net income not required to be applied to fund dividends with respect to the Series A Preferred Securities.

         To date, the Company has declared and paid dividends as follows:

Security                                      Amount               Date Paid
-----------------------------              ------------        -----------------
Series A Preferred Securities              $ 19,345,000        June 5, 1998
Common Securities                          $  5,347,365        June 22, 1998
Series A Preferred Securities              $ 19,345,000        December 5, 1998
Common Securities                          $  8,787,127        December 15, 1998
Series A Preferred Securities              $ 19,345,000        June 5, 1999
Common Securities                          $  8,454,284        June 15, 1999
Series A Preferred Securities              $ 19,345,000        December 5, 1999
Common Securities                          $ 10,352,672        December 15, 1999
Series A Preferred Securities              $ 19,345,000        June 5, 2000
Common Securities                          $ 12,508,486        June 19, 2000
Series A Preferred Securities              $ 19,345,000        December 5, 2000
Common Securities                          $ 14,792,297        December 19, 2000
Series A Preferred Securities              $ 19,345,000        June 5, 2001
Common Securities                          $ 10,718,708        June 19, 2001
Series A Preferred Securities              $ 19,345,000        December 5, 2001


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

            The Company has made an assessment of all their financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at December 31, 2001. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

            Prior to the adoption of SFAS 133, these interest rate swaps are carried at fair value. The accrual of interest receivable or interest payable on these swaps is reported in Interest Income. Changes in the market values of these swaps, exclusive of net interest accruals, are reported in Securityholders' Equity: Accumulated Other Comprehensive Income.

         The Company has adopted SFAS 133 as of January 1, 2001. The SFAS 133 transition adjustments resulted in a cumulative-effect-type adjustment of $938,670 and $(938,670) to net income and accumulated other comprehensive income, respectively, as of January 1, 2001.

FOREIGN CURRENCY TRANSLATION:

         Assets denominated in foreign currencies are translated to US dollars using applicable rates of exchange.

         All of the Company's assets denominated in a foreign currency are included in its available-for-sale securities portfolio and their foreign currency exchange risk is hedged by means of cross-currency swaps. In accordance with the requirements of SFAS 133, the change in fair value, due to the change in the foreign currency exchange rate, of both the hedged securities and the hedging instruments is recorded in current period earnings.

         Revenues and expenses are translated monthly at amounts which approximate weighted average exchange rates.

NOTE 3--RECEIVABLE ARISING FROM PAYMENT FOR SECURITIES, PURSUANT TO THE APPLICATION OF SFAS 125, AS REPLACED BY SFAS 140:

         Statement of Financial Accounting Standards No.140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140") governs the accounting for the transfer of financial assets. Under SFAS 140 transfers of financial assets that do not meet certain sale accounting requirements must be accounted for as a secured borrowing transaction with a pledge of collateral.

         Due to the potential consequences of a Shift Event (as described above), the Company's purchase of the Initial Portfolio from the Branch did not meet certain SFAS 125, as replaced by SFAS 140 sale accounting requirements. Therefore, the purchase of the Initial Portfolio has been accounted for as a secured borrowing transaction with a pledge of collateral. In accounting for this transaction as a secured borrowing transaction in accordance with SFAS 125, as replaced by SFAS 140, the Company has recorded a receivable in an amount equal to the remaining amount paid to the Branch to acquire the Initial Portfolio. In this case, however, having delivered the securities in the Initial Portfolio to the Company, neither the Branch nor BNPP has any further obligation to the Company to repay any part of the purchase price for the Initial Portfolio or otherwise to repurchase or redeem any securities in the Initial Portfolio.

         Under SFAS 140, the collateral and the related obligation of $190,647,665 previously recognized in the 2000 financial statements in accordance with SFAS 125 is no longer recognized. The change in presentation has no impact on the Company's Statement of Income or Total Redeemable Common Securities, Preferred Securities and Securityholders' Equity. All financial statements for previous periods presented have been restated accordingly.

         The Company has not sold or repledged the collateral; the securities within the Initial Portfolio mature or prepay over time. As they do, the Company recognizes the cash proceeds as a reduction in the receivable arising from payment for securities. The collateral at December 31, 2001 and December 31, 2000 is reported in Note 4 below.

NOTE 4--INVESTMENT SECURITIES:

         The amortized cost and estimated fair value of available-for-sale securities were as follows ($ in 000's) based on management's prepayment assumptions:


                                                                 Gross              Gross
December 31, 2001 Non-Collateral           Amortized Cost   Unrealized Gains   Unrealized Losses    Fair Value
--------------------------------           --------------   ----------------   -----------------   ------------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                      $   18,943         $      17          $      18        $   18,942
   Fixed-Rate REMICs                                897                25                ---               922
Mortgage Backed Securities:
   Agency ARMs                                   27,785               914                ---            28,699
   Agency Hybrid ARMs                            37,258             1,488                 69            38,677
   Agency DUSs                                  311,110            17,588                ---           328,698
Agency Debentures                               476,520            19,009              5,478           490,051
                                             ----------         ---------          ---------        ----------
     Total                                   $  872,513         $  39,041          $   5,565        $  905,989
                                             ==========         =========          =========        ==========


                                                                 Gross              Gross
December 31, 2001 Collateral               Amortized Cost   Unrealized Gains   Unrealized Losses    Fair Value
--------------------------------           --------------   ----------------   -----------------   ------------

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                      $   33,266         $     168          $     102        $   33,332
   Fixed-Rate REMICs                             46,814             1,199                ---            48,013
Mortgage Backed Securities:
   Agency ARMs                                   20,078               535                 16            20,597
   Agency Hybrid ARMs                            35,097             1,340                ---            36,437
   Agency DUSs                                      ---               ---                ---               ---
Agency Debentures                                   ---               ---                ---               ---
                                             ----------         ---------          ---------        ----------
     Total                                   $  135,255         $   3,242          $     118        $  138,379
                                             ==========         =========          =========        ==========

December 31, 2001 Total Portfolio            $1,007,768         $  42,283          $   5,683        $1,044,368
                                             ==========         =========          =========        ==========


                                                                 Gross              Gross
December 31, 2000 Non-Collateral           Amortized Cost   Unrealized Gains   Unrealized Losses    Fair Value
--------------------------------           --------------   ----------------   -----------------   ------------

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                      $   33,070         $     ---          $     302        $   32,768
   Fixed-Rate REMICs                              6,021               ---                 22             5,999
Mortgage Backed Securities:
   Agency ARMs                                   43,384               ---                565            42,819
   Agency Hybrid ARMs                            53,587                38                411            53,214
   Agency DUSs                                  265,976               802              1,974           264,804
Agency Debentures                               404,179            23,484                ---           427,663
                                             ----------         ---------          ---------        ----------
     Total                                   $  806,217         $  24,324          $   3,274        $  827,267
                                             ==========         =========          =========        ==========


                                                                 Gross              Gross
December 31, 2000 Collateral               Amortized Cost   Unrealized Gains   Unrealized Losses    Fair Value
----------------------------              --------------   ----------------   -----------------   ------------

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                      $   51,900         $     ---          $     272        $   51,628
   Fixed-Rate REMICs                             46,816               ---                887            45,929
Mortgage Backed Securities:
   Agency ARMs                                   37,823               ---                180            37,643
   Agency Hybrid ARMs                            55,890               ---                442            55,448
   Agency DUSs                                      ---               ---                ---               ---
Agency Debentures                                   ---               ---                ---               ---
                                             ----------         ---------          ---------        ----------
     Total                                   $  192,429         $     ---          $   1,781        $  190,648
                                             ==========         =========          =========        ==========

December 31, 2000 Total Portfolio            $  998,646         $  24,324          $   5,055        $1,017,915
                                             ==========         =========          =========        ==========



         The breakdown of the Company's available-for-sale securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below ($ in 000's) based on management's prepayment assumptions:


                                                            Due after 1    Due after 5
                                           Due in 1 year     through 5      through 10    Due after 10
December 31, 2001 Non Collateral              or less          years          years          years           Total
--------------------------------           -------------    -----------    -----------    ------------    ----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                      $    3,192      $  15,751       $     ---      $     ---     $   18,943
   Fixed-Rate REMICs                                ---            897             ---            ---            897
Mortgage Backed Securities:
   Agency ARMs                                      241         27,544             ---            ---         27,785
   Agency Hybrid ARMs                               ---         37,258             ---            ---         37,258
   Agency DUSs                                      ---         76,169         234,941            ---        311,110
Agency Debentures                                   ---        216,804         259,716            ---        476,520
                                             ----------      ---------       ---------      ---------     ----------
     Total                                   $    3,433      $ 374,423       $ 494,657      $     ---     $  872,513
                                             ==========      =========       =========      =========     ==========


                                                            Due after 1    Due after 5
                                           Due in 1 year     through 5      through 10    Due after 10
December 31, 2001 Collateral                  or less          years          years          years           Total
----------------------------               -------------    -----------    -----------    ------------    ----------

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                      $    3,360      $  29,906       $     ---      $     ---     $   33,266
   Fixed-Rate REMICs                                ---         46,814             ---            ---         46,814
Mortgage Backed Securities:
   Agency ARMs                                    1,376         17,435             ---          1,267         20,078
   Agency Hybrid ARMs                               ---         35,097             ---            ---         35,097
   Agency DUSs                                      ---            ---             ---            ---            ---
Agency Debentures                                   ---            ---             ---            ---            ---
                                             ----------      ---------       ---------      ---------     ----------
     Total                                   $    4,736      $ 129,252       $     ---      $   1,267     $  135,255
                                             ==========      =========       =========      =========     ==========

December 31, 2001 Total Portfolio            $    8,169      $ 503,675       $ 494,657      $   1,267     $1,007,768
                                             ==========      =========       =========      =========     ==========


                                                            Due after 1    Due after 5
                                           Due in 1 year     through 5      through 10    Due after 10
December 31, 2000 Non Collateral              or less          years          years          years           Total
--------------------------------           -------------    -----------    -----------    ------------    ----------

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                      $      502      $  19,325       $  13,243      $     ---     $   33,070
   Fixed-Rate REMICs                              4,545          1,476             ---            ---          6,021
Mortgage Backed Securities:
   Agency ARMs                                      ---         30,862          12,522            ---         43,384
   Agency Hybrid ARMs                               ---         44,848           3,372          5,367         53,587
   Agency DUSs                                      ---            ---         265,976            ---        265,976
Agency Debentures                                   ---        100,000         304,179            ---        404,179
                                             ----------      ---------       ---------      ---------     ----------
     Total                                   $    5,047      $ 196,511       $ 599,292      $   5,367     $  806,217
                                             ==========      =========       =========      =========     ==========


                                                            Due after 1    Due after 5
                                           Due in 1 year     through 5      through 10    Due after 10
December 31, 2000 Collateral                  or less          years          years          years           Total
----------------------------               -------------    -----------    -----------    ------------    ----------

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                      $    1,697      $  50,203       $     ---      $     ---     $   51,900
   Fixed-Rate REMICs                                ---            ---          46,816            ---         46,816
Mortgage Backed Securities:
   Agency ARMs                                      502         29,403           5,355          2,563         37,823
   Agency Hybrid ARMs                               ---         16,893          38,997            ---         55,890
   Agency DUSs                                      ---            ---             ---            ---            ---
Agency Debentures                                   ---            ---             ---            ---            ---
                                             ----------      ---------       ---------      ---------     ----------
     Total                                   $    2,199      $  96,499      $   91,168      $   2,563     $  192,429
                                             ==========      =========       =========      =========     ==========

December 31, 2000 Total Portfolio            $    7,246      $ 293,010       $ 690,460      $   7,930     $  998,646
                                             ==========      =========       =========      =========     ==========


         Actual maturities may differ from maturities shown above due to prepayments.


         The breakdown of the Company's available-for-sale securities by category and yield, before the results of the hedges, is summarized below:

                                                            Due after 1    Due after 5
                                           Due in 1 year     through 5      through 10    Due after 10                Yield After
December 31, 2001                             or less          years          years          years           Total      Hedging
-----------------                          -------------    -----------    -----------    ------------    ----------  -----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                          4.56%          4.96%           ---%           ---%           4.90%       4.90%
   Fixed-Rate REMICs                             7.25           6.50            ---            ---            6.51        6.51
Mortgage Backed Securities:
   Agency ARMs                                   6.13           6.39            ---           7.22            6.40        6.40
   Agency Hybrid ARMs                             ---           6.04            ---            ---            6.04        6.04
   Agency DUSs                                    ---           7.47           6.66            ---            6.79        4.96
Agency Debentures                                 ---           6.52           6.45            ---            6.50        4.78
                                                -----          -----          -----          -----           -----        -----
     Total                                       5.03%          6.25%          6.57%          7.22%           6.40%       5.16%
                                                =====          =====          =====          =====           =====        =====


                                                            Due after 1    Due after 5
                                           Due in 1 year     through 5      through 10    Due after 10                Yield after
December 31, 2000                             or less          years          years          years           Total      Hedging
-----------------                          -------------    -----------    -----------    ------------    ----------  -----------

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                          6.46%          6.55%          6.58%           ---%           6.55%       6.55%
   Fixed-Rate REMICs                             5.84           6.46           6.50            ---            6.39        6.39
Mortgage Backed Securities:
   Agency ARMs                                   4.81           6.50           6.62           7.10            6.53        6.53
   Agency Hybrid ARMs                             ---           6.51           6.65           6.35            6.55        6.55
   Agency DUSs                                    ---            ---           6.02            ---            6.02        6.32
Agency Debentures                                 ---           6.75           6.47            ---            6.59        6.53
                                                -----          -----          -----          -----           -----       -----
     Total                                       5.95%          6.61%          6.26%          6.55%           6.39%       6.50%
                                                =====          =====          =====          =====           =====       =====


NOTE 5--REDEEMABLE COMMON SECURITIES:

General

         The Company is authorized to issue up to 150,000 Common Securities; as of December 31, 2001 and December 31, 2000, the Company had outstanding 53,011 Common Securities, all of which were held by the Branch. The Bank has agreed with the Company in the Contingent Support Agreement that, so long as any Series A Preferred Securities are outstanding, it will maintain direct or indirect ownership of 100% of the outstanding Common Securities.

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

NOTE 6--RELATED PARTY TRANSACTIONS:

         The Company entered into a Services Agreement with the Branch on December 5, 1997 pursuant to which the Branch manages the securities portfolio of the Company and performs other administrative functions. Expenses incurred under such Agreement were $807,343 as of December 31, 2001 and $758,889 as of December 31, 2000. Under a specific allocation methodology, the costs of personnel servicing the Company has increased. This allocation is based on actual man-hours devoted to the activities of the Company and remains at arms length.

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

NOTE 7--FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The fair values of securities at December 31, 2001 and December 31, 2000 were obtained from independent market sources and are summarized in Note 4. The carrying values of securities, as shown in Note 4, approximates their fair value. The fair value of the receivable arising from payment for securities, pursuant to the application of SFAS 125, as replaced by SFAS 140, approximates the aggregate carrying value of the investment securities treated as collateral, which at December 31, 2001 and December 31, 2000 was $138,379,090 and $190,647,665 respectively.

         The carrying value of cash and cash equivalents, accounts receivable, accrued interest receivable, accrued expenses, and due to affiliates approximates fair value.

         The fair value of the interest rate swaps described in Note 8 below at December 31, 2001 was $(19,003,975) and $(17,311,062) at December 31, 2000.

NOTE 8 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to hedge the interest rate risk and foreign currency risk of fixed-income securities. As a result of interest rate or exchange rate fluctuations, hedged fixed rate assets will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation is expected to substantially offset the Company's gains or losses on the derivative instruments that are linked to these hedged assets and liabilities. The Company considers its use of derivatives to be a prudent method of managing interest rate and foreign currency rate sensitivity, as it prevents earnings from being exposed to undue risk posed by changes in interest and exchange rates in compliance with the Company's policies.

         Derivative instruments that are used as part of the Company's interest rate risk management strategy include interest rate and cross-currency swap contracts that have indices related to the pricing of specific balance sheet assets and liabilities. As a matter of policy, the Company does not use highly leveraged derivative instruments for interest rate risk management. Interest rate swaps generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date.

         By using derivative instruments, the Company exposes itself to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, the Company's credit risk will equal the fair value gain in a derivative. Generally, when the fair value of a derivative contract is positive, this indicates that the counterparty owes the Company, thus creating a repayment risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, assumes no repayment risk. The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with BNP PARIBAS S.A. Consequently, the Company does not require that collateral be provided by the counterparty.

         Market risk is the adverse effect that a change in interest rates, currency, or implied volatility rates might have on the value of a financial instrument. The Company does not expose itself to market risk by using derivatives but rather reduces market risk since it uses derivatives only for fair value hedges that effectively offset fluctuations in the fair value of hedged items.

         The Company formally documents all relationships between derivatives and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value or cash flow hedges to (1) assets and liabilities on the balance sheet, (2) firm commitments or (3)forecasted transactions.

Fair Value Hedges

         The Company mainly enters into interest rate swaps and cross-currency interest rate swaps to convert fixed rate Agency Debentures and Agency DUSs into variable rate securities.

         For the year ended December 31, 2001, the Company recognized $1,041,095 in current year earnings related to the ineffective portion of fair value hedges: $938,670 shown as cumulative-effect-type adjustment at January 1, 2001 and $102,425 included in interest income for the 2001 Period. The Company did not recognize any gains or losses in relation to firm commitments that no longer qualified as fair value hedges. The fair value of these fair value hedging instruments was $(19,003,975) at December 31, 2001 and $(17,311,062) at December 31, 2000 and has been recorded in "Other liabilities". It has been offset, except for the ineffective portion of the hedge, by the revaluation of the respective hedged investment securities. The fair value of the hedging instruments does not include accrued interest receivable and payable, which are shown separately on the balance sheet.

Cash Flow Hedges

         For the year ended December 31, 2001, the Company did not enter into cash flow hedge transactions and it is not the intention of the Company to use interest rate swaps to convert floating rate financial instruments to fixed rate financial instruments as part of a cash flow hedge strategy.

         At December 31, 2001 and December 31, 2000, the Company had outstanding interest rate swap agreements with a notional principal amount of $590,711,267 and $537,376,097, respectively.

                             BNP U.S. FUNDING L.L.C.

                   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                      (in thousands, except per share data)



                                           First Quarter   Second Quarter   Third Quarter   Fourth Quarter    Totals
                                           -------------   --------------   -------------   --------------   --------
INTEREST INCOME:
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                       $  1,295        $    973         $    708        $    449      $  3,425
   Fixed-Rate REMICs                               832             786              777             776         3,171
Mortgage Backed Securities:
   Agency ARMs                                   1,313           1,087              939             736         4,075
   Agency Hybrid ARMs                            1,692           1,472            1,309           1,040         5,513
   Agency DUSs                                   4,116           3,494            2,906           3,443        13,959
Agency Debentures                                6,452           5,657            5,725           2,816        20,650
Interest on Deposits                               385             545              563             282         1,775
                                              --------        --------          -------        --------      --------
                                                16,085          14,014           12,927           9,542        52,568
                                              --------        --------          -------        --------      --------
NONINTEREST EXPENSE:
Fees and expenses                                  235             384              320             291         1,230
                                              --------        --------          -------        --------      --------
Cumulative effect of the change in
accounting principle for Derivatives and
Hedging activities (SFAS133)                       939             ---              ---             ---           939
                                              --------        --------          -------        --------      --------
NET INCOME APPLICABLE TO PREFERRED
  AND REDEEMABLE COMMON SECURITIES            $ 16,789        $ 13,630         $ 12,607        $  9,251      $ 52,277
                                              ========        ========         ========        ========      =========
NET INCOME PER REDEEMABLE
  COMMON SECURITY                             $ 316.71        $(107.81)        $ 237.82        $(190.41)     $ 256.31
                                              ========        ========         ========        ========      =========

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

         Name and Age                              Position and Offices Held
         ------------                              -------------------------
         Georges Chodron de Courcel (51)           Chairman and Director
         Martine Billeaud (56)                     Director
         Jean-Pierre Beck (58)                     President and Director
         Donald J. Puglisi (56)                    Independent Director
         George T. Deason (56)                     Secretary
         Sady Karet (47)                           Treasurer and Director


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

         George T. Deason became Deputy General Counsel for BNP PARIBAS in North America after the merger of BNP and Paribas in 2000. He was previously General Counsel for Paribas in North America since 1993. He joined Paribas in 1985 after ten years with the Bank of America Legal Department, is a graduate of Cornell Law School and a member of the New York Bar.

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

                                              BNP U.S. FUNDING L.L.C.
                                              -----------------------
                                                           Registrant



Date: April 1, 2002                           By /s/
                                                 -------------------------------
                                                     Jean-Pierre Beck
                                                     President and Director

Date: April 1, 2002                           By /s/
                                                 -------------------------------
                                                     Sady Karet
                                                     Treasurer and Director