Form 10-Q
period 2002-03-31
BNP US FUNDING LLC
filed 2002-05-15
CIK 1054659

Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report under Section 13 or 15 (d)
                     Of The Securities Exchange Act of 1934


 For the Quarter Ended: March 31, 2002       Commission File Number: 000-23745

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

                                            Yes [ x ]       No [   ]


     Common Stock, $10,000 Par Value                                 53,011
     --------------------------------                                ------
   Number of shares outstanding of the issuer's class of common stock on March 31, 2002

                                 Form 10-Q Index

Part I                                                                     Page

Item 1.        Financial Statements - BNP U.S. FUNDING L.L.C.:
               Balance Sheet at March 31, 2002 and December 31, 2001        3

               Statement of Income for the Three months
               ended March 31, 2002 and March 31, 2001                      4

               Statement of Comprehensive Income for the
               quarters ended March 31, 2002 and March 31,                  5
               2001

               Statement of Changes in Securityholders' Equity
               for the quarters ended March 31, 2002                        6
               and March 31, 2001

               Statement of Cash Flows for the quarters
               ended March 31, 2002 and March 31, 2001                      7

               Notes to Financial Statements                                8

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operation                16

Item 3.        Quantitative and Qualitative
               Disclosures about Market Risk                               19

Part II

Item 1.        Legal Proceedings                                           23

Item 2.        Changes in Securities and Use of the Proceeds               23

Item 3.        Defaults Upon Senior Securities                             23

Item 4.        Submission of Matters to a Vote of Securityholders          23

Item 5.        Other Information                                           23

Item 6.        Exhibits and Current Reports on Form 8-K                    23

Part I  Item 1.

                             BNP U.S. FUNDING L.L.C.
                                  BALANCE SHEET

                      (in thousands, except per share data)



                                                                 March 31, 2002       December 31, 2001
                                                                 --------------       -----------------
ASSETS:
Cash and cash equivalents                                         $     59,586          $     31,084
Investment securities (Notes 3 and 4)
Available-for-sale, at fair value                                      877,235               905,989
Receivable arising from payment for securities,
pursuant to the application of SFAS 125, as replaced                   121,448               135,255
by SFAS 140 (Note 3)
Accounts receivable                                                      1,326                 2,171
Accrued interest receivable                                              7,686                 7,324
                                                                  ------------          ------------
TOTAL ASSETS                                                      $  1,067,281          $  1,081,823
                                                                  ============          ============

LIABILITIES:
Accrued interest payable                                                   884                 1,178
Accrued expenses                                                           200                   137
Payable for securities purchased                                           ---                 9,802
Other liabilities                                                       11,310                19,004
                                                                  ------------          ------------
TOTAL LIABILITIES                                                       12,394                30,121
                                                                  ------------          ------------
Redeemable common securities, par value and redeemable
   value $10,000 per security; 150,000 securities
   authorized, 53,011 securities issued and outstanding                530,110               530,110
   (Note 5)
Preferred securities, liquidation preference $10,000 per
   security; 150,000 securities authorized, 50,000
   securities issued and outstanding                                   500,000               500,000
Additional paid in capital                                                   6                     6
Accumulated other comprehensive income                                   8,620                13,430
Retained earnings                                                       16,151                 8,156
                                                                  ------------          ------------

TOTAL REDEEMABLE COMMON SECURITIES, PREFERRED SECURITIES
   AND SECURITYHOLDERS' EQUITY                                       1,054,887             1,051,702
                                                                  ------------          ------------

TOTAL LIABILITIES AND TOTAL REDEEMABLE COMMON SECURITIES,
   PREFERRED SECURITIES AND SECURITYHOLDERS' EQUITY               $  1,067,281          $  1,081,823
                                                                  ============          ============

The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.
                               STATEMENT OF INCOME
                      (in thousands, except per share data)



                                                                Three-month period    Three-month period
                                                                 ended March 31,        ended March 31,
                                                                 2002(unaudited)        2001(unaudited)
                                                                 ---------------        ---------------
INTEREST INCOME:
Collateralized Mortgage Obligations:
        Floating-Rate REMICs                                          $    332              $  1,295
        Fixed-Rate REMICs                                                  775                   832
Mortgage Backed Securities:
        Agency ARMs                                                        711                 1,313
        Agency Hybrid ARMs                                                 841                 1,692
        Agency DUSs                                                      1,452                 3,899
Agency Debentures                                                        4,025                 6,669
Interest on Deposits                                                       153                   385
                                                                      --------              --------
Total                                                                    8,289                16,085
                                                                      --------              --------
NONINTEREST EXPENSE:
Fees and expenses                                                          294                   235
                                                                      --------              --------

Cumulative effect of the change in accounting principle for
Derivatives and Hedging activities (SFAS133)                               ---                   939
                                                                      --------              --------
NET INCOME APPLICABLE TO PREFERRED AND REDEEMABLE COMMON
SECURITIES                                                            $  7,995              $ 16,789
                                                                      ========              ========

NET INCOME PER REDEEMABLE COMMON SECURITY                             $ 150.82              $ 316.71
                                                                      ========              ========

The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.

                        STATEMENT OF COMPREHENSIVE INCOME

                                 (in thousands)


                                                Three-month period    Three-month period
                                                       ended                ended
                                                  March 31, 2002        March 31, 2001
                                                    (unaudited)          (unaudited)
                                                ------------------    ------------------
NET INCOME                                           $  7,995             $  16,789
OTHER COMPREHENSIVE INCOME:
      Net change in unrealized gain (loss)
         in fair value of available-for-sale
         securities that are not treated as
         collateral (Note 3) and that are not
         hedged by derivative instruments              (4,810)                5,472
      Transition adjustment pursuant to the
         application of  SFAS 133                         ---                  (939)
                                                     --------             ---------

      OTHER COMPREHENSIVE INCOME                       (4,810)                4,533
                                                     --------             ---------
COMPREHENSIVE INCOME                                 $  3,185             $  21,322
                                                     ========             =========


The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.

         STATEMENT OF CHANGES IN REDEEMABLE COMMON SECURITIES, PREFERRED
                     SECURITIES AND SECURITYHOLDERS' EQUITY


                                 (in thousands)

                                                                                                             TOTAL REDEEMABLE
                                                                                                            COMMON SECURITIES,
                                REDEEMABLE                    ADDITIONAL    ACCUMULATED OTHER              PREFERRED SECURITIES
                                  COMMON       PREFERRED       PAID IN        COMPREHENSIVE     RETAINED   AND SECURITYHOLDERS'
                                SECURITIES     SECURITIES      CAPITAL           INCOME         EARNINGS          EQUITY
                                ----------     ----------     ----------    -----------------   --------   --------------------
Balance at December 31, 2000       530,110        500,000             6             3,739          5,288           1,039,143
                                 ---------      ---------       -------           -------        -------         -----------
Net income                                                                                        16,789              16,789
Other comprehensive income                                                          4,533                              4,533
Dividends Paid-Preferred
  Securities                                                                                         ---                 ---
Dividends Paid-Common
  Securities                           ---           ---            ---               ---            ---                 ---
                                 ---------      ---------       -------           -------        -------         -----------

Balance at March 31, 2001        $ 530,110      $ 500,000       $     6           $ 8,272        $22,077         $ 1,060,465
                                 =========      =========       =======           =======        =======         ===========









Balance at December 31, 2001       530,110        500,000             6            13,430          8,156           1,051,702
                                 ---------      ---------       -------           -------        -------         -----------
Net income                                                                                         7,995               7,995

Other comprehensive income                                                         (4,810)                            (4,810)
Dividends Paid-Preferred
  Securities                                                                                         ---                 ---
Dividends Paid-Common
  Securities                           ---            ---           ---               ---            ---                 ---
                                 ---------      ---------       -------           -------        -------         -----------

Balance at March 31, 2002        $ 530,110      $ 500,000       $     6           $ 8,620        $16,151         $ 1,054,887
                                 =========      =========       =======           =======        =======         ===========



The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.

                             STATEMENT OF CASH FLOWS


                                                  (in thousands)
                                                                                  Three-month period    Three-month period
                                                                                        ended                  ended
                                                                                    March 31, 2002        March 31, 2001
                                                                                     (unaudited)            (unaudited)
                                                                                  ------------------    ------------------
OPERATING ACTIVITIES:
Net income                                                                           $   7,995              $  16,789

Adjustments to reconcile net income to cash provided from operating activities:
   Premium amortization                                                                    522                    244
   Net change in interest receivable                                                      (362)                   155
   Net change in accounts receivable                                                       845                    ---
   Net change in accrued expenses                                                           63                    (16)
   Net change in accrued interest payable                                                 (294)                   ---
   Net change in payable for securities purchased                                       (9,802)                   ---
   (Gain)/loss on hedge activity                                                           280                   (253)
   Cumulative effect of the change in accounting principle for
      derivatives and hedging activities (SFAS 133)                                        ---                   (939)
                                                                                     ---------              ---------
Net cash provided from operating activities                                               (753)                15,980
                                                                                     ---------              ---------
INVESTING ACTIVITIES:
   Purchase of investment securities:
      Agency Debentures                                                                    ---                (18,000)
      Agency DUSs                                                                          ---                 (9,971)
   Proceeds from principal payments of securities available-for-sale,
   not treated as collateral1                                                           15,732                  8,655
   Proceeds from principal payments of securities available-for-sale,
   Treated as collateral                                                                13,523                 12,722
                                                                                     ---------              ---------
Net cash provided (used) by investing activities                                        29,255                 (6,594)
                                                                                     ---------              ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    28,502                  9,386

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          31,084                 30,373
                                                                                     ---------              ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $  59,586              $  39,759
                                                                                     =========              =========

NONCASH FINANCING AND INVESTING ACTIVITIES:
 Decrease in receivable arising from payment for securities, pursuant
   to the application of SFAS #125, as replaced by SFAS 140, (Note 3)                   13,807                 12,957




The accompanying Notes to Financial Statements are an integral part of these Statements.

From time to time, the company may publish, verbally or in written form, forward-looking statements relating to such matters as anticipated financial performance, economic conditions, interest rate levels, investment prospects and similar matters. In fact, this Form 10-Q (or any other periodic reporting documents required by the 1934 Act) may contain forward-looking statements reflecting the current views of the Company concerning potential future events or developments. The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements. In order to comply with the terms of the "safe harbor," the Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties which may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: uncertainties relating to economic conditions and interest rate levels, and uncertainties relating to government and regulatory policies. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

BNP U.S. Funding L.L.C. (the "Company" or the "Registrant") is a Delaware limited liability company formed on October 14, 1997 for the purpose of acquiring and holding certain types of eligible securities that generate net income for distribution to the holders of its Series A Preferred Securities (as defined below) and its redeemable Common Securities (as defined below). The Company has no subsidiaries and is a wholly owned subsidiary of the New York Branch (the "Branch") of BNP PARIBAS (formerly, Banque Nationale de Paris), a societe anonyme or limited liability corporation organized under the laws of the Republic of France (the "Bank", "BNP PARIBAS" or "BNPP"). The Company was continued pursuant to the Amended and Restated Limited Liability Company Agreement of the Company (the "Company's Charter" or the "Charter") entered into on December 5, 1997 by the Branch.

The Company was initially capitalized on October 14, 1997 with the issuance to the Branch of one share of the Company's redeemable common Securities (the "Common Securities"). On December 5, 1997 (inception), the Company commenced operations concurrent with the issuance of 50,000 Series A Preferred Securities, liquidation preference $10,000 per security (the "Series A Preferred Securities") to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and the issuance of an additional 53,010 Common Securities to the Branch. These issuances raised in the aggregate $1,030,115,873 of net capital (including $5,873 of additional paid in capital). This entire amount was used to acquire a portfolio of debt securities (the "Initial Portfolio") at their fair values from the Branch.

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


NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

To date, the Company has declared and paid dividends as follows:

Security                                Amount                  Date Paid
--------                                ------                  ---------
Series A Preferred Securities        $ 19,345,000           June 5, 1998
Common Securities                    $  5,347,365           June 22, 1998
Series A Preferred Securities        $ 19,345,000           December 5, 1998
Common Securities                    $  8,787,127           December 15, 1998
Series A Preferred Securities        $ 19,345,000           June 5, 1999
Common Securities                    $  8,454,284           June 15, 1999
Series A Preferred Securities        $ 19,345,000           December 5, 1999
Common Securities                    $ 10,352,672           December 15, 1999
Series A Preferred Securities        $ 19,345,000           June 5, 2000
Common Securities                    $ 12,508,486           June 19, 2000
Series A Preferred Securities        $ 19,345,000           December 5, 2000
Common Securities                    $ 14,792,297           December 19, 2000
Series A Preferred Securities        $ 19,345,000           June 5, 2001
Common Securities                    $ 10,718,708           June 19, 2001
Series A Preferred Securities        $ 19,345,000           December 5, 2001

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

The Company has made an assessment of all their financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at March 31, 2002. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

The Company adopted SFAS 133 as of January 1, 2001. The SFAS 133 transition adjustments resulted in a cumulative-effect-type adjustment of $938,670 and $(938,670) to net income and accumulated other comprehensive income, respectively, as of January 1, 2001.

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

RECLASSIFICATION:

Certain amounts have been reclassified to conform with the current year presentation.

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

The Company has not sold or repledged the collateral; the securities within the Initial Portfolio mature or prepay over time. As they do, the Company recognizes the cash proceeds as a reduction in the receivable arising from payment for securities. The collateral at March 31, 2002 and December 31, 2001 is reported in Note 4 below.

NOTE 4--INVESTMENT SECURITIES:

The amortized cost and estimated fair value of available-for-sale securities were as follows ($ in 000's) based on management's assumptions:

                                                              Gross          Gross
                                                           Unrealized      Unrealized
March 31, 2002 Non-Collateral            Amortized Cost       Gains          Losses       Fair Value
-----------------------------            --------------       -----          ------       ----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                    $   14,314       $      12      $     20       $   14,306
   Fixed-Rate REMICs                              819              23           ---              842
Mortgage Backed Securities:
   Agency ARMs                                 23,181             497            14           23,664
   Agency Hybrid ARMs                          31,558             786            19           32,325
   Agency DUSs                                310,241          13,290           ---          323,531
Agency Debentures                             476,430          13,167         7,030          482,567
                                           ----------       ---------      --------       ----------
    Total                                  $  856,543       $  27,775      $  7,083       $  877,235
                                           ==========       =========      ========       ==========

                                                              Gross          Gross
                                                           Unrealized      Unrealized
March 31, 2002 Collateral                 Amortized Cost      Gains          Losses       Fair Value
-------------------------                 --------------      -----          ------       ----------

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                    $   28,872       $      99      $    160       $   28,811
   Fixed-Rate REMICs                           46,814             936           ---           47,750
Mortgage Backed Securities:
   Agency ARMs                                 16,561             253           ---           16,814
   Agency Hybrid ARMs                          29,201             850           ---           30,051
   Agency DUSs                                    ---             ---           ---              ---
Agency Debentures                                 ---             ---           ---              ---
                                           ----------       ---------      --------       ----------
      Total                                $  121,448       $   2,138      $    160       $  123,426
                                           ==========       =========      ========       ==========
March 31, 2002 Total Portfolio             $  977,991       $  29,913      $  7,243       $1,000,661
------------------------------             ==========       =========      ========       ==========

                                                              Gross          Gross
                                                           Unrealized      Unrealized
December 31, 2001 Non-Collateral         Amortized Cost       Gains          Losses       Fair Value
--------------------------------         --------------       -----          ------       ----------

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                    $   18,943       $      17      $     18       $   18,942
   Fixed-Rate REMICs                              897              25           ---              922
Mortgage Backed Securities:
   Agency ARMs                                 27,785             914           ---           28,699
   Agency Hybrid ARMs                          37,258           1,488            69           38,677
   Agency DUSs                                311,110          17,588           ---          328,698
Agency Debentures                             476,520          19,009         5,478          490,051
                                           ----------       ---------      --------       ----------
     Total                                 $  872,513       $  39,041      $  5,565       $  905,989
                                           ==========       =========      ========       ==========

                                                              Gross          Gross
                                                           Unrealized      Unrealized
December 31, 2001 Collateral             Amortized Cost       Gains          Losses       Fair Value
----------------------------             --------------       -----          ------       ----------

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                    $   33,266       $     168      $    102       $   33,332
   Fixed-Rate REMICs                           46,814           1,199           ---           48,013
Mortgage Backed Securities:
   Agency ARMs                                 20,078             535            16           20,597
   Agency Hybrid ARMs                          35,097           1,340           ---           36,437
   Agency DUSs                                    ---             ---           ---              ---
Agency Debentures                                 ---             ---           ---              ---
                                           ----------       ---------      --------       ----------
      Total                                $  135,255       $   3,242      $    118       $  138,379
                                           ==========       =========      ========       ==========
December 31, 2001 Total Portfolio          $1,007,768       $  42,283      $  5,683       $1,044,368
---------------------------------          ==========       =========      ========       ==========

The breakdown of the Company's available-for-sale securities by category and expected weighted average life distribution (stated in terms of amortized cost) is summarized below ($ in 000's) based on management's prepayment assumptions:

                                                          Due after 1     Due after 5
                                         Due in 1 year     through 5      through 10     Due after 10
March 31, 2002 Non-Collateral               or less          years           years           years           Total
-----------------------------            -------------    -----------     -----------    ------------    -------------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                    $   12,343      $   1,971       $     ---       $      ---     $    14,314
   Fixed-Rate REMICs                              ---            819             ---              ---             819
Mortgage Backed Securities:
   Agency ARMs                                    239         22,942             ---              ---          23,181
   Agency Hybrid ARMs                             ---         31,558             ---              ---          31,558
   Agency DUSs                                    ---         85,803         224,438              ---         310,241
Agency Debentures                                 ---        262,652         213,778              ---         476,430
                                           ----------      ---------       ---------       ----------     -----------
   Total                                   $   12,582      $ 405,745       $ 438,216       $      ---     $   856,543
                                           ==========      =========       =========       ==========     ===========

                                                          Due after 1     Due after 5
                                         Due in 1 year     through 5      through 10     Due after 10
March 31, 2002 Collateral                   or less          years           years           years           Total
-------------------------                -------------    -----------     -----------    ------------    -------------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                    $    2,260      $  26,612       $     ---       $      ---     $    28,872
   Fixed-Rate REMICs                              ---         46,814             ---              ---          46,814
Mortgage Backed Securities:
   Agency ARMs                                  1,028         14,844             ---              689          16,561
   Agency Hybrid ARMs                             ---         29,201             ---              ---          29,201
   Agency DUSs                                    ---            ---             ---              ---             ---
Agency Debentures                                 ---            ---             ---              ---             ---
                                           ----------      ---------       ---------       ----------     -----------
    Total                                  $    3,288      $ 117,471       $     ---       $      689     $   121,448
                                           ==========      =========       =========       ==========     ===========
March 31, 2002 Total Portfolio             $   15,870      $ 523,216       $ 438,216       $      689     $   977,991
------------------------------             ==========      =========       =========       ==========     ===========

                                                          Due after 1     Due after 5
                                         Due in 1 year     through 5      through 10     Due after 10
December 31, 2001 Non-Collateral            or less          years           years           years           Total
--------------------------------         -------------    -----------     -----------    ------------    -------------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                    $    3,192      $  15,751       $     ---       $      ---     $    18,943
   Fixed-Rate REMICs                              ---            897             ---              ---             897
Mortgage Backed Securities:
   Agency ARMs                                    241         27,544             ---              ---          27,785
   Agency Hybrid ARMs                             ---         37,258             ---              ---          37,258
   Agency DUSs                                    ---         76,169         234,941              ---         311,110
Agency Debentures                                 ---        216,804         259,716              ---         476,520
                                           ----------      ---------       ---------       ----------     -----------
   Total                                   $    3,433      $ 374,423       $ 494,657       $      ---     $   872,513
                                           ==========      =========       =========       ==========     ===========

                                                          Due after 1     Due after 5
                                         Due in 1 year     through 5      through 10     Due after 10
December 31, 2001 Collateral                or less          years           years           years           Total
----------------------------             -------------    -----------     -----------    ------------    -------------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                    $    3,360      $  29,906       $     ---       $      ---     $    33,266
   Fixed-Rate REMICs                              ---         46,814             ---              ---          46,814
Mortgage Backed Securities:
   Agency ARMs                                  1,376         17,435             ---            1,267          20,078
   Agency Hybrid ARMs                             ---         35,097             ---              ---          35,097
   Agency DUSs                                    ---            ---             ---              ---             ---
Agency Debentures                                 ---            ---             ---              ---             ---
                                           ----------      ---------       ---------       ----------     -----------
    Total                                  $    4,736      $ 129,252       $     ---       $    1,267     $   135,255
                                           ==========      =========       =========       ==========     ===========
December 31, 2001 Total Portfolio          $    8,169      $ 503,675       $ 494,657       $    1,267     $ 1,007,768
---------------------------------          ==========      =========       =========       ==========     ===========


Actual maturities may differ from maturities shown above due to prepayments.

The breakdown of the Company's available-for-sale securities by category and yield is summarized below. The yield on the Agency Debentures is based on U.S. dollar denominated securities which excludes Japanese Yen denominated securities. The yield after hedging does include Japanese Yen denominated securities.

                                                        Due after 1    Due after 5
                                       Due in 1 year     through 5      through 10    Due after 10                  Yield after
March 31, 2002                            or less          years          years          years           Total        Hedging
--------------                         -------------    -----------    -----------    ------------    -----------   -----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                    3.13%            2.63%          ---%             ---%         2.81%          2.81%
   Fixed-Rate REMICs                        ---             6.50           ---              ---          6.50           6.50
Mortgage Backed Securities:
   Agency ARMs                             0.92             6.81           ---             6.36          6.58           6.58
   Agency Hybrid ARMs                       ---             5.06           ---              ---          5.06           5.06
   Agency DUSs                              ---             7.29          6.20              ---          6.50           1.88
Agency Debentures                           ---             6.26          6.44              ---          6.27           3.41
                                          -----            -----         -----            -----         -----          -----
     Total                                 2.94%            6.13%         6.22%            6.36%         6.09%          3.30%
                                          =====            =====         =====            =====         =====          =====


                                                       Due after 1    Due after 5
                                      Due in 1 year     through 5      through 10    Due after 10                  Yield after
March 31, 2001                            or less          years          years          years           Total        Hedging
-------------------                   -------------    -----------    -----------    ------------    -----------   -----------
Collateralized Mortgage Obligations:

   Floating-Rate REMICs                    5.83%            6.27%          ---%             ---%         6.26%          6.26%
   Fixed-Rate REMICs                       5.81             6.45          6.50              ---          6.46           6.46
Mortgage Backed Securities:
   Agency ARMs                             8.43             6.74          7.70             8.02          6.77           6.77
   Agency Hybrid ARMs                       ---             6.41          6.43             6.53          6.42           6.42
   Agency DUSs                              ---             4.03          6.34              ---          6.31           5.82
Agency Debentures                           ---             6.52          6.47              ---          6.49           6.37
                                          -----            -----         -----            -----         -----          -----
       Total                               5.89%            6.47%         6.41%            6.78%         6.42%          6.26%
                                          =====            =====         =====            =====         =====          =====

NOTE 5--REDEEMABLE COMMON SECURITIES:

General

The Company is authorized to issue up to 150,000 Common Securities; as of March 31, 2002 and December 31, 2001, the Company had outstanding 53,011 Common Securities, all of which were held by the Branch. The Bank has agreed with the Company in the Contingent Support Agreement that, so long as any Series A Preferred Securities are outstanding, it will maintain direct or indirect ownership of 100% of the outstanding Common Securities.

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

NOTE 6--RELATED PARTY TRANSACTIONS:

The Company entered into a Services Agreement with the Branch on December 5, 1997 pursuant to which the Branch manages the securities portfolio of the Company and performs other administrative functions. Expenses incurred under such Agreement were $231,250 as of March 31, 2002 and $186,489 as of March 31, 2001. Under a specific allocation methodology, the costs of personnel servicing the Company has increased. This allocation is based on actual man-hours devoted to the activities of the Company and remains at arms length.

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

NOTE 7--FAIR VALUE OF FINANCIAL INSTRUMENTS:

The fair values of securities at March 31, 2002 and December 31, 2001 were obtained from independent market sources and are summarized in Note 4. The carrying values of the securities, as shown in Note 4, approximates their fair value. The fair value of the receivable arising from payment for securities, pursuant to the application of SFAS 125, as replaced by SFAS 140, approximates the aggregate carrying value of the investment securities treated as collateral, which at March 31, 2002 and December 31, 2001 was $123,425,989 and $138,379,090
respectively.

The carrying value of cash and cash equivalents, accounts receivable, accrued interest receivable, accrued expenses, and accounts payable approximates fair value.

The fair value of the cross currency and interest rate swaps described in Note 8 below at March 31, 2002 and December 31, 2001 was $(11,309,857), and $(19,003,975), respectively.

NOTE 8-DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Market risk is the adverse effect that a change in interest rates, currency, or implied volatility rates might have on the value of a financial instrument. The Company does not expose itself to market risk by using derivatives but rather reduces market risk since it uses derivatives only for fair value hedges that effectively offset fluctuations in the fair value of the hedged items.

The Company formally documents all relationships between derivatives and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value or cash flow hedges to (1) assets and liabilities on the balance sheet, (2) firm commitments or (3) forecasted transactions.

Fair Value Hedges

The Company mainly enters into interest rate swaps and cross-currency interest rate swaps to convert fixed rate Agency Debentures and Agency DUSs into variable rate securities.

For the period ended March 31, 2002, the Company recognized $(280,406) in current year earnings related to the ineffective portion of fair value hedges. The Company did not recognize any gains or losses in relation to firm commitments that no longer qualified as fair value hedges. The fair value of these fair value hedging instruments was $(11,309,857) at March 31, 2002 and $(19,003,975) at December 31, 2001 and has been recorded in "Other liabilities". It has been offset, except for the ineffective portion of the hedge, by the revaluation of the respective hedged investment securities. The fair value of the hedging instruments does not include accrued interest receivable and payable, which are shown separately on the balance sheet.

Cash Flow Hedges

For the period ended March 31, 2002, the Company did not enter into cash flow hedge transactions and it is not the intention of the Company to use interest rate swaps to convert floating rate financial instruments to fixed rate financial instruments as part of a cash flow hedge strategy.

At March 31, 2002 and December 31, 2001, the Company had outstanding cross currency and interest rate swap agreements with a notional principal amount of $599,640,534 and $590,711,267, respectively.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company was formed on October 14, 1997 and commenced operations on December 5, 1997 by the sale to qualified institutional buyers of 50,000 noncumulative, preferred securities, Series A, and the sale to the Branch of 53,011 common securities, $10,000 par value per share. Together, such sales raised net capital of $1,030,115,873, which the Company used to purchase the portfolio of securities from the Branch.

The Company's sole business is to acquire, hold and manage debt instruments, largely consisting of mortgage obligations, which generate net income for distribution to securityholders. The Company's major source of income is interest generated by the securities in the Portfolio.

Results of Operations

THREE MONTH PERIOD

The following discussion pertains to the Three-month period ended March 31, 2002 (the "2002 Period") and the Three-month period ended March 31, 2001 (the "2001 Period").

For the 2002 Period and 2001 Period, the Company had revenues of $8,288,571 and $16,085,065, respectively. This amount consisted of interest income on the investment securities, the unrealized gain/loss on hedged securities and the derivatives used as hedging instruments and interest on deposits.

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

For the 2002 and 2001 Period, interest on the securities in the Portfolio amounted to $12,182,562 and $13,130,545, respectively, representing an aggregate yield of 6.09% and 6.42%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows (yield based on average amortized cost):

                               2002 Period                   2001 Period
                               -----------                   -----------
Floating-Rate REMICs....   $  331,912     2.81%         $1,294,897     6.26%
Fixed-Rate REMICs.......   $  774,769     6.50%         $  831,565     6.46%
Agency ARMs.............   $  711,092     6.58%         $1,313,167     6.77%
Agency Hybrid ARMs......   $  841,268     5.06%         $1,692,272     6.42%
Agency DUSs.............   $5,020,207     6.50%         $4,224,182     6.31%
Agency Debentures.......   $4,503,314     6.27%         $3,774,462     6.49%


The yield on Agency Debentures is based on U.S. dollar denominated securities which excludes the Japanese Yen denominated securities.

During the 2002 Period, the yield on the Agency DUSs and Agency Debentures was approximately 1.88% and 3.64%, respectively, when taking into account the income from the derivative products used to hedge these securities.

The average amortized cost of the Portfolio during the 2002 Period and the 2001 Period was $990,147,932 and $1,003,681,376, respectively. This reflects the following prepayments and reinvestments:

Prepayments                                 2002 Period       2001 Period
-----------                                 -----------       -----------
Floating-Rate REMICs.....................   $  8,987,641      $ 5,167,458
Fixed-Rate REMICs........................   $     77,313      $ 2,632,326
Agency ARMs..............................   $  7,984,508      $ 6,818,561
Agency Hybrid ARMs.......................   $ 11,344,609      $ 6,066,585
Agency DUSs..............................   $    861,534      $   692,038


Reinvestments                               2002 Period       2001 Period
-------------                               -----------       -----------
Floating-Rate REMICs.....................         ---              ---
Fixed-Rate REMICs........................         ---              ---
Agency ARMs..............................         ---              ---
Agency Hybrid ARMs.......................         ---              ---
Agency DUSs..............................         ---         $ 9,971,282
Agency Debentures........................         ---         $18,000,000

The Company also recorded interest income from short-term investments for the 2002 Period and 2001 Period of $153,025 and $384,663, respectively. These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio, (ii) prepayments of principal pending their reinvestment and (iii) short-term investments classified as cash equivalents.

As of March 31, 2002, as calculated by aggregate amortized cost, approximately 51.28% of the Portfolio consisted of collateralized mortgage obligations (Floating-Rate REMICs and Fixed-Rate REMICs) and mortgage backed securities (Agency ARMs, Agency Hybrid ARMs and Agency DUSs), and approximately 48.72% consisted of Agency Debentures. Floating Rate securities accounted for approximately 14.69% of the Portfolio's collateralized mortgage obligations and mortgage backed securities. In addition, a significant portion of the Agency Debentures and the Agency DUSs are hedged so that in all but one case, the fixed rate interest received on the bonds are converted into prevailing floating rates.

The aggregate market value of the securities in the Portfolio as of March 31, 2002 was higher than the amortized cost by approximately 2.32%, due to a net decrease in interest rates from the time of their original purchase. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statement of Income, pursuant to application of SFAS 133, (Note 2). Unrealized gains and losses on the non-hedged securities are reported as a component of "Other Comprehensive Income".

Operating expenses for the 2002 Period and the 2001 Period totaled $293,964 and $234,611, respectively. Operating expenses consisted largely of fees paid to the Branch under the Services Agreement, fees of Citibank as Trustee, consulting fees and audit fees. Under a specific allocation methodology, the costs of Branch personnel servicing the Company have increased. This allocation is based on actual man-hours devoted to the activities of the Company and remains at arms length.

The Company's net income in the 2002 Period was $7,994,607 and for the 2001 Period it was $16,789,123. As of March 31, 2002 the Company has neither declared nor paid dividends during 2002.



Receivable Arising from Payment for Securities Pursuant to the Application of SFAS 125 as Replaced by SFAS 140

Due to the potential consequences of a Shift Event (defined herein Item 1, Note
2), the Company's purchase of the Initial Portfolio (as defined in Item 1 herein) from the Branch did not meet certain SFAS 125, as replaced by SFAS 140, sale accounting requirements. Accordingly, the Company recorded at December 5, 1997 a receivable for the consideration paid to the Branch for the Initial Portfolio treated as collateral. As a legal and economic matter, however, there is no such receivable since (a) neither the Bank nor the Branch has any obligation to repay any part of the purchase price for the Initial Portfolio or to repurchase or redeem any of the securities included therein, and (b) the Company has no obligation to return any of such securities to the Bank or the Branch (except in the limited circumstances and to the extent that the occurrence of a Shift Event under the Charter would require the transfer of any assets held by the Company at the time). As the securities in the Initial Portfolio are paid, the receivable will be deemed to be realized by an amount corresponding to the amount of the payments received. At March 31, 2002 and December 31, 2001, respectively, the receivable arising from payment for securities amounted to $121,447,845 and $135,255,432. The decrease in the amount of such receivable between the two dates reflects the prepayment of securities in the Initial Portfolio. The Company recognized the cash proceeds of such prepayments as a reduction in the receivable. Such decreases in the receivable did not affect the Company's results of operations or cash flow.

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

BNP PARIBAS Group's total and Tier 1 risk-based capital ratios at March 31, 2002 were 10.4% and 6.80%, which are well above the minimum standards required by French banking regulations, currently 8% for total risk-based capital and 4% for Tier 1 risk-based capital. A "shift event" would occur if BNP Paribas' risk-based capital fell below these minimum standards of 8% and 4%, respectively. See Note 2 of the attached financial statements for a detailed explanation of "shift events".

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

The Company has made an assessment of all their financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at March 31, 2002. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

Prior to the adoption of SFAS 133, these interest rate swaps are carried at fair value. The accrual of interest receivable or interest payable on these swaps is reported in Interest Income. Changes in the market values of these swaps, exclusive of net interest accruals, are reported in Securityholders' Equity:
Accumulated Other Comprehensive Income.

All of the Company's outstanding hedging transactions are fair value hedges. For the period ended March 31, 2002, the Company recognized $(280,406) related to the ineffective portion of fair value hedges. The Company did not recognize any gains or losses in relation to firm commitments that no longer qualified as fair value hedges. The fair value of these fair value hedging instruments was $(11,309,857) at March 31, 2002 and $(19,003,975) at December 31, 2001 and has
been recorded in "Other liabilities". It has been offset, except for the ineffective portion of the hedge, by the revaluation of the respective hedged investment securities. The fair value of the hedging instruments does not include accrued interest receivable and payable, which are shown separately on the balance sheet.

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

The outstanding principal amount and estimated fair value as of March 31, 2002, by each category of investment is depicted in Footnote 4 of the Financial Statements contained in Item 1 herein.

Interest Rate Risk

The Company's income consists primarily of interest payments on collateralized mortgage obligations, mortgage-backed securities, agency debentures and agency DUSs. Currently, the Company uses derivative products to manage a portion of its interest rate risk.

The low interest rate environment affected the Company's income in 2001 and through the first quarter of 2002 and will continue to weigh on the results in 2002 through the floating rate component of the portfolio (floating-rate securities converted to floating-rate instrument through interest rate swaps). However, since management believes that the market probably has reached its lowest levels and that the expected rebound of the economy likely will be accompanied by a series of increases in the rate on which the floating instruments are indexed, income for 2002 will therefore be closely linked to the pace of any increase of the yield curve. However, no assurance can be provided that the market has reached its lowest levels, that the economy will rebound or that floating rate interest rates will rise.

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

The Company is a party to twenty-four interest rate swaps and two cross currency swaps with BNP PARIBAS. In all but one of these swaps, where the Company pays and receives fixed rate, the Company pays a fixed coupon and receives floating rate payments on the notional balances as set out below:

(000's omitted)

Fair Value at March    Notional
      31, 2002         Balance         Value Date           Maturity Date       Fixed Rate            Receive Rate
-------------------    --------        ----------           -------------       ----------            ------------
      $  2,029         $ 42,000      November 25, 1998      March 26, 2008       JPY 1.75      US Three Month Libor Plus Six
                                                                                               Basis Points
           935           58,000      November 25, 1998      October 9, 2007      JPY 2.125     US Three Month Libor Plus Six
                                                                                               Basis Points
          (509)          19,180      November 25, 1998      August 25, 2008      US 6.15       US One Month Libor Plus Five
                                                                                               Basis Points
          (684)          23,246      May 25, 1999           May 25, 2009         US 6.23       US One Month Libor Plus One and
                                                                                               Half Basis Points
        (2,775)          50,000      February 12, 1999      March 5, 2007        US 6.68       US Three Month Libor Minus Two
                                                                                               Basis Points
        (3,035)          50,000      February 11, 1999      March 14, 2007       US 6.80       US Three Month Libor Minus Two
                                                                                               Basis Points
         1,219           30,000      March 29, 1999         October 9, 2007      JPY 2.125     US Three Month Libor Minus Two
                                                                                               and Half Basis Points
           351           26,400      April 6, 1999          October 9, 2007      JPY 2.125     US Three Month Libor Minus One
                                                                                               Basis Point
          (457)          26,079      June 25, 1999          June 25, 2009        US 6.23       US One Month Libor plus Three
                                                                                               and Half Basis Points
          (273)          20,835      February 25, 1999      February 25, 2009    US 5.41       US One Month Libor Plus Three
                                                                                               Basis Points
          (588)          15,698      July 1, 1999           June 25, 2009        US 6.39       US One Month Libor Plus Three
                                                                                               and Half Basis Points
        (1,563)          43,248      September 27, 1999     March  28, 2008      US 6.29       US One Month Libor Plus Five
                                                                                               Basis Points
          (263)          15,492      November 26, 1999      April 25, 2009       US 6.04       US One Month Libor Plus Four
                                                                                               Basis Points
          (198)          28,360      September 27, 1999     March 25, 2009       US 5.85       US One Month Libor Plus Four
                                                                                               Basis Points
          (358)           7,000      August 1, 2000         December 1, 2007     US 6.42       US One Month Libor

        (2,442)          29,321      August 1, 2000         October 1, 2006      US 7.20       US One Month Libor Minus Two
                                                                                               Basis Points
          (489)           8,335      June  26, 2000         October 1, 2007      US 6.68       US One Month Libor Plus One and
                                                                                               Half Basis Points
          (332)           9,362      June  26, 2000         October 1, 2008      US 6.19       US One Month Libor

         1,686           15,000      November 2, 2000       October 9, 2007      JPY 2.125     US Three Month Libor Minus Two
                                                                                               Basis Points
          (575)           7,546      October 2, 2000        June 1, 2007         US 7.024      US One Month Libor Minus Two
                                                                                               Basis Points
          (716)           7,603      October 2, 2000        July 1, 2007         US 7.405      US One Month Libor Minus Two
                                                                                               Basis Points
         1,571           18,000      January  17, 2001      March 26, 2008       JPY 1.750     5.80

          (699)           9,840      March 25, 2001         October 25, 2007     US 6.94       US One Month Libor Plus Two
                                                                                               Basis Points
        (1,599)          19,548      September 4, 2001      October 1, 2006      US 7.20       US One Month Libor Plus Two
                                                                                               Basis Points
          (779)           9,774      October 2, 2001        October 1, 2006      US 7.20       US One Month Libor Plus Seven
                                                                                               Basis Points
          (767)           9,774      January 2, 2002        October 16, 2006     US 7.20       US One Month Libor Plus Ten
   -----------         --------                                                                Basis Points

   $   (11,310)        $599,641
   ===========         ========


The fair value of the cross currency and interest rate swaps was $(11,309,857) and $(19,003,975) at March 31, 2002 and December 31, 2001, respectively. The change in fair value was primarily due to changes in prevailing market interest rates.


The breakdown of the Company's available-for-sale securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below ($ in 000's) based on management's prepayment assumptions:

                                           Due in   Due after  Due after  Due after  Due after  Due after  Due after
At March 31, 2002 Non-Collateral            2002      2002       2003       2004       2005       2006        2007       Total
--------------------------------            ----      ----       ----       ----       ----       ----        ----       -----
Fixed Rate Instruments:
Fixed-Rate REMICs.........................$   ---    $   819    $   ---    $   ---   $    ---   $    ---   $    ---   $      819
Agency DUS................................    ---        ---        ---      7,546     68,417     80,791    153,487      310,241
Agency Debentures ........................    ---        ---        ---        ---    216,651    259,779        ---      476,430
                                          -------    -------    -------    -------   --------   --------   --------   ----------
Total Fixed Rate Instruments..............    ---        819        ---      7,546    285,068    340,570    153,487      787,490
                                          -------    -------    -------    -------   --------   --------   --------   ----------

Floating-Rate Instruments:
Floating-Rate REMICs......................  2,793      9,550        ---      1,971        ---        ---        ---       14,314
Agency ARMs...............................    239     14,968      7,974        ---        ---        ---        ---       23,181
Agency Hybrid ARMs........................    ---     14,978     11,065      5,515        ---        ---        ---       31,558
                                          -------    -------    -------    -------   --------   --------   --------   ----------
Total Floating Rate Instruments...........  3,032     39,496     19,039      7,486        ---        ---        ---       69,053
                                          -------    -------    -------    -------   --------   --------   --------   ----------

Total.....................................$ 3,032    $40,315    $19,039    $15,032   $285,068   $340,570   $153,487   $  856,543
                                          =======    =======    =======    =======   ========   ========   ========   ==========

                                           Due in   Due after  Due after  Due after  Due after  Due after  Due after
At March 31, 2002 Collateral                2002      2002       2003       2004       2005       2006        2007       Total
----------------------------                ----      ----       ----       ----       ----       ----        ----       -----

Fixed Rate Instruments:
Fixed-Rate REMICs.........................$   ---    $   ---    $   ---    $46,814   $    ---   $    ---   $    ---   $   46,814
Agency DUS................................    ---        ---        ---        ---        ---        ---        ---          ---
Agency Debentures ........................    ---        ---        ---        ---        ---        ---        ---          ---
                                            -----      -----      -----      -----      -----      -----      -----        -----
Total Fixed Rate Instruments..............    ---        ---        ---     46,814        ---        ---        ---       46,814
                                          -------    -------    -------    -------   --------   --------   --------   ----------
Floating-Rate Instruments:
Floating-Rate REMICs......................  1,089      4,833     10,780     12,170        ---        ---        ---       28,872
Agency ARMs...............................  1,028      9,992      3,854        998        ---        ---        689       16,561
Agency Hybrid ARMs........................    ---     25,745      3,456        ---        ---        ---        ---       29,201
                                          -------    -------    -------    -------   --------   --------   --------   ----------
Total Floating Rate Instruments...........  2,117     40,570     18,090     13,168        ---        ---        689       74,634
                                          -------    -------    -------    -------   --------   --------   --------   ----------

Total.....................................$ 2,117    $40,570    $18,090    $59,982   $    ---   $    ---   $    689   $  121,448
                                          =======    =======    =======    =======   ========   ========   ========   ==========

At March 31, 2002 Total Portfolio         $ 5,149    $80,885    $37,129    $75,014   $285,068   $340,570   $154,176   $  977,991
---------------------------------         =======    =======    =======    =======   ========   ========   ========   ==========


                                           Due in   Due after  Due after  Due after  Due after  Due after  Due after
At December 31, 2001 Non-Collateral         2002      2002       2003       2004       2005       2006        2007       Total
-----------------------------------         ----      ----       ----       ----       ----       ----        ----       -----

Fixed Rate Instruments:
Fixed-Rate REMICs.........................$   ---    $   897    $   ---    $   ---   $    ---   $    ---   $    ---   $      897
Agency DUS................................    ---        ---        ---      7,575     68,594     81,029    153,912      311,110
Agency Debentures ........................    ---        ---        ---        ---    216,804    259,716        ---      476,520
                                          -------    -------    -------    -------   --------   --------   --------   ----------
Total Fixed Rate Instruments..............    ---        897        ---      7,575    285,398    340,745    153,912      788,527
                                          -------    -------    -------    -------   --------   --------   --------   ----------

Floating-Rate Instruments:
Floating-Rate REMICs......................  3,192      8,182      5,370      2,199        ---        ---        ---       18,943
Agency ARMs...............................    241     17,108     10,436        ---        ---        ---        ---       27,785
Agency Hybrid ARMs........................    ---      3,216     26,412      7,630        ---        ---        ---       37,258
                                          -------    -------    -------    -------   --------   --------   --------   ----------
Total Floating Rate Instruments...........  3,433     28,506     42,218      9,829        ---        ---        ---       83,986
                                          -------    -------    -------    -------   --------   --------   --------   ----------

Total.................................... $ 3,433    $29,403    $42,218    $17,404   $285,398   $340,745   $153,912   $   72,513
                                          =======    =======    =======    =======   ========   ========   ========   ==========


                                           Due in   Due after  Due after  Due after  Due after  Due after  Due after
At December 31, 2001 Collateral             2002      2002       2003       2004       2005       2006        2007       Total
-------------------------------             ----      ----       ----       ----       ----       ----        ----       -----

Fixed Rate Instruments:
Fixed-Rate REMICs.........................$   ---    $   ---    $   ---    $   ---   $ 46,814   $    ---   $    ---   $   46,814
Agency DUS................................    ---        ---        ---        ---        ---        ---        ---          ---
Agency Debentures ........................    ---        ---        ---        ---        ---        ---        ---          ---
                                          -------    -------    -------    -------   --------   --------   --------   ----------
Total Fixed Rate Instruments..............    ---        ---        ---        ---     46,814        ---        ---       46,814
                                          -------    -------    -------    -------   --------   --------   --------   ----------
Floating-Rate Instruments:
Floating-Rate REMICs......................  3,360     16,470      6,173      7,263        ---        ---        ---       33,266
Agency ARMs...............................  1,376      9,664        504      3,743      3,524        ---      1,267       20,078
Agency Hybrid ARMs........................    ---     29,234      5,863        ---        ---        ---        ---       35,097
                                          -------    -------    -------    -------   --------   --------   --------   ----------
Total Floating Rate Instruments...........  4,736     55,368     12,540     11,006      3,524        ---      1,267       88,441
                                          -------    -------    -------    -------   --------   --------   --------   ----------

Total.....................................$ 4,736    $55,368    $12,540    $11,006   $ 50,338   $    ---   $  1,267   $  135,255
                                          =======    =======    =======    =======   ========   ========   ========   ==========

At December 31, 2001 Total Portfolio      $ 8,169    $84,771    $54,758    $28,410   $335,736   $340,745   $155,179   $1,007,768
------------------------------------      =======    =======    =======    =======   ========   ========   ========   ==========


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

                                             BNP U.S. FUNDING L.L.C.
                                             -----------------------
                                                         Registrant



Date: May 15, 2002                           By /s/ Jean-Pierre Beck
                                                --------------------------
                                                Jean-Pierre Beck
                                                President and Director

Date: May 15, 2002                           By /s/ Sady Karet
                                                --------------------------
                                                Sady Karet
                                                Treasurer and Director