Form 10-Q
period 2002-06-30
BNP US FUNDING LLC
filed 2002-08-14
CIK 1054659

Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report under Section 13 or 15 (d)
                     Of The Securities Exchange Act of 1934

For the Quarter Ended: June 30, 2002           Commission File Number: 000-23745

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
 Number of shares outstanding of the issuer's class of common stock on June 30, 2002

                                 Form 10-Q Index

Part I                                                                     Page

Item 1.  Financial Statements - BNP U.S. FUNDING L.L.C.:

         Balance Sheet at June 30, 2002 and December 31, 2001               3

         Statement of Income for the Six months ended June 30, 2002 and 4 June 30, 2001
         Statement of Comprehensive Income for the quarters ended           5
         June 30, 2002 and June 30, 2001
         Statement of Changes in Securityholders' Equity for the quarters 6 ended June 30, 2002 and June 30, 2001
         Statement of Cash Flows for the quarters ended June 30, 2002       7
         and June 30, 2001
         Notes to Financial Statements                                      8

Item 2.  Management's Discussion and Analysis of Financial Condition       16
         and Results of Operation

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        20

Part II

Item 1.  Legal Proceedings                                                 24

Item 2.  Changes in Securities and Use of the Proceeds                     24

Item 3.  Defaults Upon Senior Securities                                   24

Item 4.  Submission of Matters to a Vote of Securityholders                24

Item 5.  Other Information                                                 24

Item 6.  Exhibits and Current Reports on Form 8-K                          24

Part I  Item 1.


                             BNP U.S. FUNDING L.L.C.
                                  BALANCE SHEET

                      (in thousands, except per share data)


                                                                    June 30, 2002       December 31, 2001
                                                                  -----------------     -----------------
ASSETS:
Cash and cash equivalents                                          $     42,028           $     31,084
Investment securities (Notes 3 and 4)
Available-for-sale, at fair value                                       939,744                905,989
Receivable arising from payment for securities,
pursuant to the application of SFAS 125, as replaced by SFAS
140 (Note 3)                                                            111,954                135,255
Accounts receivable                                                         441                  2,171
Accrued interest receivable                                               8,518                  7,324
                                                                          -----                  -----
TOTAL ASSETS                                                       $  1,102,685           $  1,081,823
                                                                   ============           ============

LIABILITIES:
Accrued interest payable                                                  2,578                  1,178
Accrued expenses                                                            222                    137
Payable for securities purchased                                            ---                  9,802
Other liabilities                                                        48,403                 19,004
                                                                         ------                 ------
TOTAL LIABILITIES                                                        51,203                 30,121
                                                                   ------------           ------------
Redeemable common securities, par value and redeemable
   value $10,000 per security; 150,000 securities
   authorized, 53,011 securities issued and outstanding                 530,110                530,110
   (Note 5)
Preferred securities, liquidation preference $10,000 per
   security; 150,000 securities authorized, 50,000
   securities issued and outstanding                                    500,000                500,000
Additional paid in capital                                                    6                      6
Accumulated other comprehensive income                                   14,460                 13,430
Retained earnings                                                         6,906                  8,156
                                                                   ------------           ------------

TOTAL REDEEMABLE COMMON SECURITIES, PREFERRED SECURITIES
   AND SECURITYHOLDERS' EQUITY                                        1,051,482              1,051,702
                                                                   ------------           ------------

TOTAL LIABILITIES AND TOTAL REDEEMABLE COMMON SECURITIES,
   PREFERRED SECURITIES AND SECURITYHOLDERS' EQUITY                $  1,102,685           $  1,081,823
                                                                   ============           ============

The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.
                               STATEMENT OF INCOME
                      (in thousands, except per share data)

                                         Three-month period   Three-month period
                                            ended June 30,      ended June 30,
                                           2002(unaudited)      2001(unaudited)
                                           ---------------      ---------------
INTEREST INCOME:
Collateralized Mortgage Obligations:
              Floating-Rate REMICs            $      267           $      973
              Fixed-Rate REMICs                      855                  786
Mortgage Backed Securities:
              Agency ARMs                            523                1,087
              Agency Hybrid ARMs                     692                1,472
              Agency DUSs                          1,532                3,494
Agency Debentures                                  6,585                5,657
Interest on Deposits                                 212                  545
                                                   -----                -----
Total                                             10,666               14,014
                                                  ------               ------
NONINTEREST EXPENSE:
Fees and expenses                                    566                  384
                                                   -----                -----

NET INCOME APPLICABLE TO PREFERRED AND        $   10,100           $   13,630
REDEEMABLE COMMON SECURITIES                  ==========           ==========

NET INCOME PER REDEEMABLE COMMON SECURITY     $  (174.39)          $  (107.81)
                                              ==========           ==========

                                           Six-month period    Six-month period
                                            ended June 30,      ended June 30,
                                           2002(unaudited)      2001(unaudited)
                                           ----------------    ----------------
INTEREST INCOME:
Collateralized Mortgage Obligations:
              Floating-Rate REMICs            $      599           $    2,268
              Fixed-Rate REMICs                    1,630                1,618
Mortgage Backed Securities:
              Agency ARMs                          1,234                2,400
              Agency Hybrid ARMs                   1,533                3,164
              Agency DUSs                          2,984                7,610
Agency Debentures                                 10,610               12,109
Interest on Deposits                                 365                  929
                                                   -----                -----
Total                                             18,955               30,098
                                                  ------               ------
NONINTEREST EXPENSE:
Fees and expenses                                    860                  618
                                                   -----                -----

Cumulative effect of the change in                   ---                  939
accounting  principle for Derivatives             ------               ------
and Hedging activities (SFAS133)

NET INCOME APPLICABLE TO PREFERRED AND        $   18,095           $   30,419
REDEEMABLE COMMON SECURITIES                  ==========           ==========

NET INCOME PER REDEEMABLE COMMON SECURITY     $   (23.58)          $   208.90
                                              ==========           ==========

The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.

                        STATEMENT OF COMPREHENSIVE INCOME

                                 (in thousands)

                                                      Three-month period      Three-month period
                                                             ended                  ended
                                                         June 30, 2002          June 30, 2001
                                                          (unaudited)            (unaudited)
                                                     ---------------------  ----------------------
NET INCOME                                               $   10,100            $   13,630
OTHER COMPREHENSIVE INCOME:
      Net change in unrealized gain
         (loss) in fair value of available-for-sale
         securities that are not treated as
         collateral (Note 3) and that are not
         hedged by derivative instruments                     5,838                (2,838)
                                                         ----------            -----------
COMPREHENSIVE INCOME                                     $   15,938            $   10,792
                                                         ==========            ===========


                                                       Six-month period     Six-month period
                                                            ended                 ended
                                                        June 30, 2002         June 30, 2001
                                                         (unaudited)           (unaudited)
                                                      ------------------   ------------------

NET INCOME                                               $   18,095            $   30,419
OTHER COMPREHENSIVE INCOME:
      Net change in unrealized gain
         (loss) in fair value of available-for-sale
         securities that are not treated as
         collateral (Note 3) and that are not
         hedged by  derivative instruments                    1,030                 2,634

      Transition adjustment pursuant to the
        application of SFAS 133                                 ---                  (939)
                                                         ----------            ----------

      OTHER COMPREHENSIVE INCOME                              1,030                 1,695
                                                         ----------            ----------
COMPREHENSIVE INCOME                                     $   19,125            $   32,114
                                                         ==========            ==========

The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.

         STATEMENT OF CHANGES IN REDEEMABLE COMMON SECURITIES, PREFERRED
                     SECURITIES AND SECURITYHOLDERS' EQUITY

                                 (in thousands)


                                                                                                              TOTAL REDEEMABLE
                                                                               ACCUMULATED                   COMMON SECURITIES,
                                   REDEEMABLE                    ADDITIONAL       OTHER                     PREFERRED SECURITIES
                                     COMMON       PREFERRED       PAID IN      COMPREHENSIVE    RETAINED    AND SECURITYHOLDERS'
                                   SECURITIES     SECURITIES      CAPITAL         INCOME        EARNINGS           EQUITY
                                   ----------     ----------     ----------    -------------    --------    --------------------
Balance at December 31, 2000         530,110        500,000            6           3,739           5,288          1,039,143
                                    --------        -------        -----        --------         -------        -----------
Net income                                                                                        30,419             30,419
Other comprehensive income                                                         1,695                              1,695
Dividends Paid - Preferred                                                                       (19,345)           (19,345)
Securities
Dividends Paid--Common                   ---            ---          ---             ---         (10,719)           (10,719)
Securities                           -------        -------        -----        --------         -------        -----------

Balance at June 30, 2001           $ 530,110      $ 500,000        $   6        $  5,434         $ 5,643        $ 1,041,193
                                   =========      =========        =====        ========         =======        ===========


Balance at December 31, 2001         530,110        500,000            6          13,430           8,156          1,051,702
                                   ---------      ---------        -----        --------         -------        -----------
Net income                                                                                        18,095             18,095
Other comprehensive income                                                         1,030                              1,030
Dividends Paid - Preferred                                                                       (19,345)           (19,345)
Securities
Dividends Paid--Common                   ---            ---          ---             ---             ---                ---
Securities                           -------        -------        -----        --------         -------        -----------

Balance at June 30, 2002           $ 530,110      $ 500,000        $   6        $ 14,460         $ 6,906        $ 1,051,482
                                   =========      =========        =====        ========         =======        ===========


The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.

                             STATEMENT OF CASH FLOWS

                                 (in thousands)

                                                                  Six-month period      Six-month period
                                                                       ended                  ended
                                                                   June 30, 2002          June 30, 2001
                                                                    (unaudited)            (unaudited)
                                                                --------------------  ---------------------
OPERATING ACTIVITIES:
Net income                                                           $  18,095              $  30,419

Adjustments to reconcile net income to cash provided
 from operating activities:
   Premium amortization                                                    789                    593
   Net change in interest receivable                                    (1,194)                   776
   Net change in accounts receivable                                     1,730                    ---
   Net change in accrued expenses                                           85                     36
   Net change in accrued interest payable                                1,400                    209
   Net change in payable for securities purchased                       (9,802)                   ---
   (Gain)/loss on hedge activity                                        (1,702)                  (510)
   Cumulative effect of the change in accounting principle for             ---                   (939)
   derivatives and hedging activities (SFAS 133)                         -----                  -----



Net cash provided from operating activities                              9,401                 30,584
                                                                         -----                 ------

INVESTING ACTIVITIES:
   Purchase of investment securities:
      Agency Debentures                                                 (9,961)               (18,000)
      Agency DUSs                                                       (9,320)                (9,971)
      Agency Fixed REMICs                                              (10,000)                   ---
   Proceeds from principal payments of securities
   available-for-sale, not treated as collateral                        27,187                 25,882
   Proceeds from principal payments of securities
   available-for-sale, Treated as collateral                            22,982                 28,715
                                                                        ------                 ------

Net cash provided (used) by investing activities                        20,888                 26,626
                                                                        ------                 ------
FINANCING ACTIVITIES:
   Cash dividends - preferred securities                               (19,345)               (19,345)
   Cash dividends - common securities                                      ---                (10,719)
                                                                         -----               --------
   Net cash provided (used) by financing activities                    (19,345)               (30,064)
                                                                      --------               --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    10,944                 27,146

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          31,084                 30,373
                                                                        ------                 ------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $  42,028              $  57,519
                                                                        ======                 ======

NONCASH FINANCING AND INVESTING ACTIVITIES:
 Decrease in receivable arising from payment
 for securities, pursuant to the application
 of SFAS #125, as replaced by SFAS 140, (Note 3)                        23,301                 29,233


The accompanying Notes to Financial Statements are an integral part of these Statements.

From time to time, the company may publish, verbally or in written form, forward-looking statements relating to such matters as anticipated financial performance, economic conditions, interest rate levels, investment prospects and similar matters. In fact, this quarterly report on Form 10-Q (or any other periodic reporting documents required by the Securities Exchange Act of 1934, as amended) may contain forward-looking statements reflecting the current views of the Company concerning potential future events or developments. The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements. In order to comply with the terms of the "safe harbor," the Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties which may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: uncertainties relating to economic conditions and interest rate levels, and uncertainties relating to government and regulatory policies. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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

The Company was initially capitalized on October 14, 1997 with the issuance to the Branch of one share of the Company's redeemable common securities, $10,000 par value (the "Common Securities"). On December 5, 1997 (inception), the Company commenced operations concurrent with the issuance of 50,000 Series A, liquidation preference $10,000 per security, (the "Series A Preferred Securities") to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and the issuance of an additional 53,010 Common Securities to the Branch. These issuances raised in the aggregate $1,030,115,873 of net capital (including $5,873 of additional paid in capital). This entire amount was used to acquire a portfolio of debt securities (the "Initial Portfolio") at their fair values from the Branch.

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

To date, the Company has declared and paid dividends as follows:

Security                                 Amount                Date Paid
-----------------------------         ------------           -------------
Series A Preferred Securities         $ 19,345,000           June 5, 1998
Common Securities                     $  5,347,365           June 22, 1998
Series A Preferred Securities         $ 19,345,000           December 5, 1998
Common Securities                     $  8,787,127           December 15, 1998
Series A Preferred Securities         $ 19,345,000           June 5, 1999
Common Securities                     $  8,454,284           June 15, 1999
Series A Preferred Securities         $ 19,345,000           December 5, 1999
Common Securities                     $ 10,352,672           December 15, 1999
Series A Preferred Securities         $ 19,345,000           June 5, 2000
Common Securities                     $ 12,508,486           June 19, 2000
Series A Preferred Securities         $ 19,345,000           December 5, 2000
Common Securities                     $ 14,792,297           December 19, 2000
Series A Preferred Securities         $ 19,345,000           June 5, 2001
Common Securities                     $ 10,718,708           June 19, 2001
Series A Preferred Securities         $ 19,345,000           December 5, 2001
Series A Preferred Securities         $ 19,345,000           June 5, 2002


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

The Company has made an assessment of all their financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at June 30, 2002. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

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

RECLASSIFICATION:

Certain amounts have been reclassified to conform with current year presentation.

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

The Company has not sold or repledged the collateral; the securities within the Initial Portfolio mature or prepay over time. As they do, the Company recognizes the cash proceeds as a reduction in the receivable arising from payment for securities. The collateral at June 30, 2002 and December 31, 2001 is reported in
Note 4 below.

NOTE 4--INVESTMENT SECURITIES:

The amortized cost and estimated fair value of available-for-sale securities were as follows ($ in 000's) based on management's assumptions:

                                                                 Gross           Gross
                                                               Unrealized      Unrealized
June 30, 2002 Non-Collateral                Amortized Cost       Gains           Losses         Fair Value
----------------------------                --------------    ------------    ------------     ------------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                       $   10,831        $    316       $       33       $   11,114
   Fixed-Rate REMICs                              10,751           1,054              ---           11,805
Mortgage Backed Securities:
   Agency ARMs                                    21,109             569               78           21,600
   Agency Hybrid ARMs                             26,422             512               15           26,919
   Agency DUSs                                   318,679          23,728              ---          342,407
Agency Debentures                                486,347          39,552              ---          525,899
                                                 -------          ------          -------          -------
    Total                                     $  874,139        $ 65,731       $      126       $  939,744
                                              ==========       =========       ==========       ==========


                                                                  Gross           Gross
                                                                Unrealized      Unrealized
June 30, 2002 Collateral                     Amortized Cost       Gains           Losses         Fair Value
------------------------                     --------------    ------------    ------------     ------------

Collateralized Mortgage Obligations:

  Floating-Rate REMICs                        $   25,214        $     63       $      400       $   24,877
  Fixed-Rate REMICs                               46,838           1,670              ---           48,508
Mortgage Backed Securities:
   Agency ARMs                                    14,534             204               93           14,645
   Agency Hybrid ARMs                             25,368             253               30           25,591
   Agency DUSs                                       ---             ---              ---              ---
   Agency Debentures                                 ---             ---              ---              ---
                                                 -------         -------          -------          -------
     Total                                    $  111,954        $  2,190       $      523       $  113,621
                                              ==========        ========       ==========       ==========
June 30, 2002 Total Portfolio                 $  986,093        $ 67,921       $      649       $1,053,365
-----------------------------                 ==========        ========       ==========       ==========


                                                                  Gross           Gross
                                                                Unrealized      Unrealized
December 31, 2001 Non-Collateral             Amortized Cost       Gains           Losses         Fair Value
--------------------------------             --------------    ------------    ------------     ------------

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                       $   18,943        $     17       $       18       $   18,942
   Fixed-Rate REMICs                                 897              25              ---              922
Mortgage Backed Securities:
   Agency ARMs                                    27,785             914              ---           28,699
   Agency Hybrid ARMs                             37,258           1,488               69           38,677
   Agency DUSs                                   311,110          17,588              ---          328,698
Agency Debentures                                476,520          19,009            5,478          490,051
                                                 -------          ------            -----          -------
     Total                                    $  872,513        $ 39,041       $    5,565       $  905,989
                                              ==========        ========       ==========       ==========


                                                                  Gross           Gross
                                                                Unrealized      Unrealized
December 31, 2001 Collateral                 Amortized Cost       Gains           Losses         Fair Value
----------------------------                 --------------    ------------    ------------     ------------

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                       $   33,266        $    168       $      102       $   33,332
   Fixed-Rate REMICs                              46,814           1,199              ---           48,013
 Mortgage Backed Securities:
   Agency ARMs                                    20,078             535               16           20,597
   Agency Hybrid ARMs                             35,097           1,340              ---           36,437
   Agency DUSs                                       ---             ---              ---              ---
   Agency Debentures                                 ---             ---              ---              ---
                                              ----------        ---------      ----------       ----------
     Total                                    $  135,255        $   3,242      $      118       $  138,379
                                              ==========        =========      ==========       ==========
December 31, 2001 Total Portfolio             $1,007,768        $  42,283      $    5,683       $1,044,368
---------------------------------             ==========        =========      ==========       ==========

The breakdown of the Company's available-for-sale securities by category and expected weighted average life distribution (stated in terms of amortized cost) is summarized below ($ in 000's) based on management's prepayment assumptions:

                                                            Due after 1     Due after 5
                                          Due in 1 year      through 5       through 10    Due after 10
June 30, 2002 Non-Collateral                 or less           years           years           years          Total
----------------------------              -------------     -----------     -----------    ------------    -----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                    $      9,119     $      1,712    $       ---     $       ---    $    10,831
   Fixed-Rate REMICs                                ---              752          9,999             ---         10,751
Mortgage Backed Securities:
   Agency ARMs                                       51           21,058            ---             ---         21,109
   Agency Hybrid ARMs                             2,166           24,256            ---             ---         26,422
   Agency DUSs                                      ---           93,149        225,530             ---        318,679
Agency Debentures                                   ---          426,347         60,000             ---        486,347
                                           ------------     ------------    -----------     -----------    -----------
   Total                                   $     11,336     $    567,274    $   295,529     $       ---    $   874,139
                                           ============     ============    ===========     ===========    ===========

                                                            Due after 1     Due after 5
                                          Due in 1 year      through 5       through 10    Due after 10
June 30, 2002 Collateral                     or less           years           years           years          Total
------------------------                  -------------     -----------     -----------    ------------    -----------

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                    $      1,687     $     23,527    $       ---     $       ---    $    25,214
   Fixed-Rate REMICs                                ---           46,838            ---             ---         46,838
Mortgage Backed Securities:
   Agency ARMs                                      587           12,448            722             777         14,534
   Agency Hybrid ARMs                             1,119           24,249            ---             ---         25,368
   Agency DUSs                                      ---              ---            ---             ---           ---
Agency Debentures                                   ---              ---            ---             ---           ---
                                           ------------     ------------    -----------     -----------    -----------
    Total                                  $      3,393     $    107,062    $       722     $       777    $   111,954
                                           ============     ============    ===========     ===========    ===========
June 30, 2002 Total Portfolio              $     14,729     $    674,336    $   296,251     $       777    $   986,093
-----------------------------              ============     ============    ===========     ===========    ===========


                                                            Due after 1     Due after 5
                                          Due in 1 year      through 5       through 10    Due after 10
December 31, 2001 Non-Collateral             or less           years           years           years          Total
----------------------------------        -------------     -----------     -----------    ------------    -----------

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                    $      3,192     $     15,751    $       ---     $       ---    $    18,943
   Fixed-Rate REMICs                                ---              897            ---             ---            897
Mortgage Backed Securities:
   Agency ARMs                                      241           27,544            ---             ---         27,785
   Agency Hybrid ARMs                               ---           37,258            ---             ---         37,258
   Agency DUSs                                      ---           76,169        234,941             ---        311,110
Agency Debentures                                   ---          216,804        259,716             ---        476,520
                                           ------------     ------------    -----------     -----------    -----------
      Total                                $      3,433     $    374,423    $   494,657     $       ---    $   872,513
                                           ============     ============    ===========     ===========    ===========


                                                            Due after 1     Due after 5
                                          Due in 1 year      through 5       through 10    Due after 10
December 31, 2001 Collateral                 or less           years           years           years          Total
----------------------------              -------------     -----------     -----------    ------------    -----------

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                    $      3,360     $     29,906    $       ---     $       ---    $    33,266
   Fixed-Rate REMICs                                ---           46,814            ---             ---         46,814
Mortgage Backed Securities:
   Agency ARMs                                    1,376           17,435            ---           1,267         20,078
   Agency Hybrid ARMs                               ---           35,097            ---             ---         35,097
   Agency DUSs                                      ---              ---            ---             ---            ---
Agency Debentures                                   ---              ---            ---             ---            ---
                                           ------------     ------------    -----------     -----------    -----------
    Total                                  $      4,736     $    129,252    $       ---     $     1,267    $   135,255
                                           ============     ============    ===========     ===========    ===========
December 31, 2001 Total Portfolio          $      8,169     $    503,675    $   494,657     $     1,267    $ 1,007,768
---------------------------------          ============     ============    ===========     ===========    ===========


Actual maturities may differ from maturities shown above due to prepayments.

The breakdown of the Company's available-for-sale securities by category and yield is summarized below. The yield on Agency Debentures is based on U.S. dollar denominated securities which excludes the Japanese Yen denominated securities. The yield after hedging does include the Japanese Yen denominated securities.


                                                           Due after 1    Due after 5
                                          Due in 1 year     through 5      through 10    Due after 10                Yield after
June 30, 2002                                or less          years          years          years         Total        Hedging
-------------                             -------------    -----------    ------------   ------------   ----------   -----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                        2.77%           2.74%           ---%           ---%        2.75%          2.75%
   Fixed-Rate REMICs                            ---            6.78           1.12            ---         5.80           5.63
Mortgage Backed Securities:
   Agency ARMs                                 0.95            6.23           6.19           6.01         6.08           6.08
   Agency Hybrid ARMs                          4.96            5.00            ---            ---         5.00           5.00
   Agency DUSs                                  ---            7.20           5.97            ---         6.33           1.86
Agency Debentures                               ---            6.11            ---            ---         6.11           4.34
                                               ----            ----           ----           ----         ----           ----
       Total                                   3.16%           6.07%          5.77%          6.01%        5.91%          3.67%
                                             ======          ======         ======         ======       ======         ======


                                                           Due after 1    Due after 5
                                          Due in 1 year     through 5      through 10    Due after 10                Yield after
June 30, 2001                                or less          years          years          years         Total        Hedging
--------------                            -------------    -----------    ------------   ------------   ----------   -----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                        5.23%           5.75%           ---%           ---%        5.73%          5.73%
   Fixed-Rate REMICs                           7.25            6.41           6.50            ---         6.52           6.52
Mortgage Backed Securities:
   Agency ARMs                                 6.83            6.63           7.56           8.17         6.65           6.65
   Agency Hybrid ARMs                           ---            6.26           6.34            ---         6.27           6.27
   Agency DUSs                                  ---            8.79           6.32            ---         6.40           5.20
Agency Debentures                               ---            6.59           6.47            ---         6.52           6.32
                                               ----            ----           ----           ----         ----           ----
       Total                                   6.20%           6.40%          6.37%          8.17%        6.38%          5.84%
                                             ======          ======         ======         ======       ======         ======

NOTE 5--REDEEMABLE COMMON SECURITIES:

General

The Company is authorized to issue up to 150,000 Common Securities; as of June 30, 2002 and December 31, 2001, the Company had outstanding 53,011 Common Securities, all of which were held by the Branch. The Bank has agreed with the Company in the Contingent Support Agreement that, so long as any Series A Preferred Securities are outstanding, it will maintain direct or indirect ownership of 100% of the outstanding Common Securities.

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

NOTE 6--RELATED PARTY TRANSACTIONS:

The Company entered into a Services Agreement with the Branch on December 5, 1997 pursuant to which the Branch manages the securities portfolio of the Company and performs other administrative functions. Expenses incurred under such Agreement were $718,065 as of June 30, 2002 and $410,873 as of June 30, 2001. Under a specific allocation methodology, the costs of personnel servicing the Company has increased. This allocation is based on actual man-hours devoted to the activities of the Company and remains at arms length.

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

NOTE 7--FAIR VALUE OF FINANCIAL INSTRUMENTS:

The fair values of securities at June 30, 2002 and December 31, 2001 were obtained from independent market sources and are summarized in Note 4. The carrying values of the securities, as shown in Note 4, approximates their fair value. The fair value of the receivable arising from payment for securities, pursuant to the application of SFAS 125, as replaced by SFAS 140, approximates the aggregate carrying value of the investment securities treated as collateral, which at June 30, 2002 and December 31, 2001 was $113,620,759 and $138,379,090
respectively.

The carrying value of cash and cash equivalents, accounts receivable, accrued interest receivable, accrued expenses, and accounts payable approximates fair value.

The fair value of the cross currency and interest rate swaps described in Note 8 below at June 30, 2002 and December 31, 2001 was $(48,402,935), and $(19,003,975), respectively.

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

Fair Value Hedges

The Company mainly enters into interest rate swaps and cross-currency interest rate swaps to convert fixed rate Agency Debentures, Agency DUSs and Fixed Rate REMICs into variable rate securities.

For the period ended June 30, 2002, the Company recognized $1,702,002 in current year earnings related to the ineffective portion of fair value hedges. The Company did not recognize any gains or losses in relation to firm commitments that no longer qualified as fair value hedges. The fair value of these fair value hedging instruments was $(48,402,935) at June 30, 2002 and $(19,003,975) at December 31, 2001 and has been recorded in "Other liabilities". It has been offset, except for the ineffective portion of the hedge, by the revaluation of the respective hedged investment securities. The fair value of the hedging instruments does not include accrued interest receivable and payable, which are shown separately on the balance sheet.

Cash Flow Hedges

For the period ended June 30, 2002, the Company did not enter into cash flow hedge transactions and it is not the intention of the Company to use interest rate swaps to convert floating rate financial instruments to fixed rate financial instruments as part of a cash flow hedge strategy.

At June 30, 2002 and December 31, 2001, the Company had outstanding cross currency and interest rate swap agreements with a notional principal amount of $618,079,214 and $590,711,267, respectively.

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

Results of Operations

SIX MONTH PERIOD

The following discussion pertains to the Six-month period ended June 30, 2002 (the "2002 Period") and the Six-month period ended June 30, 2001 (the "2001 Period").

For the 2002 Period and 2001 Period, the Company had revenues of $18,955,294 and $30,098,594, respectively. This amount consisted of interest income on the investment securities, the unrealized gain/loss on hedged securities and the derivatives used as hedging instruments and interest on deposits.

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

For the 2002 and 2001 Period, interest on the securities in the Portfolio amounted to $24,308,698 and $25,730,451, respectively, representing an aggregate yield of 5.91% and 6.38%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows (yield based on average amortized cost):

                                  2002 Period                  2001 Period
                                  -----------                  -----------
Floating-Rate REMICs........  $   599,073     2.75%       $2,268,385     5.73%
Fixed-Rate REMICs...........  $ 1,679,949     5.80%       $1,617,787     6.52%
Agency ARMs.................  $ 1,234,026     6.08%       $2,400,415     6.65%
Agency Hybrid ARMs..........  $ 1,533,286     5.00%       $3,163,878     6.27%
Agency DUSs.................  $10,140,311     6.30%       $8,697,979     6.40%
Agency Debentures...........  $ 9,122,053     6.11%       $7,582,007     6.52%


The yield on Agency Debentures is based on U.S. dollar denominated securities which excludes the Japanese Yen denominated securities.

During the 2002 Period, the yield on the Agency DUSs, Agency Debentures and Fixed Rate REMICs was approximately 1.86%, 4.34% and 5.63%, respectively, when taking into account the income from the derivative products used to hedge these securities.

The average amortized cost of the Portfolio during the 2002 Period and the 2001 Period was $1,007,497,983 and $994,280,079, respectively. This reflects the following prepayments and reinvestments:

Prepayments                   2002 Period                   2001 Period
-----------                   -----------                   -----------
Floating-Rate REMICs........  $ 16,111,453                  $15,046,281
Fixed-Rate REMICs...........  $    144,938                  $ 4,558,040
Agency ARMs.................  $ 12,194,086                  $16,416,716
Agency Hybrid ARMs..........  $ 19,986,447                  $16,362,088
Agency DUSs.................  $  1,732,352                  $ 2,213,691


Reinvestments                  2002 Period                  2001 Period
-------------                  -----------                  -----------
Floating-Rate REMICs........       ---                          ---
Fixed-Rate REMICs...........  $ 10,000,000                      ---
Agency ARMs.................       ---                          ---
Agency Hybrid ARMs..........       ---                          ---
Agency DUSs.................  $  9,319,961                  $ 9,971,282
Agency Debentures...........  $  9,960,584                  $18,000,000

The Company also recorded interest income from short-term investments for the 2002 Period and 2001 Period of $365,080 and $929,424, respectively. These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio, (ii) prepayments of principal pending their reinvestment and (iii) short-term investments classified as cash equivalents.

As of June 30, 2002, as calculated by aggregate amortized cost, approximately 50.68% of the Portfolio consisted of collateralized mortgage obligations (Floating-Rate REMICs and Fixed-Rate REMICs) and mortgage backed securities (Agency ARMs, Agency Hybrid ARMs and Agency DUSs), and approximately 49.32% consisted of Agency Debentures. Floating Rate securities accounted for approximately 12.52% of the Portfolio's collateralized mortgage obligations and mortgage backed securities. In addition, a significant portion of the Agency Debentures and the Agency DUSs are hedged so that in all but one case, the fixed rate interest received on the bonds are converted into prevailing floating rates.

The aggregate market value of the securities in the Portfolio as of June 30, 2002 was higher than the amortized cost by approximately 6.82%, due to a net decrease in interest rates from the time of their original purchase. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statement of Income, pursuant to application of SFAS 133, (Note 2). Unrealized gains and losses on the non-hedged securities are reported as a component of "Other Comprehensive Income".

Operating expenses for the 2002 Period and the 2001 Period totaled $860,265 and $617,933, respectively. Operating expenses consisted largely of fees paid to the Branch under the Services Agreement, fees of Citibank as Trustee, consulting fees and audit fees. Under a specific allocation methodology, the costs of Branch personnel servicing the Company have increased. This allocation is based on actual man-hours devoted to the activities of the Company and remains at arms length.

The Company's net income in the 2002 Period was $18,095,029 and for the 2001 Period it was $30,419,271. As of June 30, 2002, the Company has declared and paid dividends as follows:

       Security                        Amount               Date Paid
-----------------------------        -----------          ------------
Series A Preferred Securities        $19,345,000          June 5, 2002
                                     $19,345,000          December 5, 2001
                                     $19,345,000          June 5, 2001
                                     -----------
Common Securities                    $10,718,708          June 19, 2001


The June 2002 dividends were paid from the Company's retained earnings, produced from earnings generated from the period December 1, 2001 to May 31, 2002.

THREE MONTH PERIOD

The following discussion pertains to the Three-month period ended June 30, 2002 (the "2002 Period") and the Three-month period ended June 30, 2001 (the "2001 Period").

For the 2002 Period and 2001 Period, the Company had revenues of $10,666,723 and $14,013,530, respectively. This amount consisted of interest income on the investment securities, the unrealized gain/loss on hedged securities and the derivatives used as hedging instruments and interest on deposits.

For the 2002 Period and 2001 Period, interest on the securities in the Portfolio amounted to $12,126,136 and $12,599,906, respectively, representing an aggregate yield of 5.84% and 6.30%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows (yield based on average amortized cost):

                                 2002 Period                    2001 Period
                                 -----------                    -----------
Floating-Rate REMICs........ $   267,161     2.68%        $  973,488     5.17%
Fixed-Rate REMICs........... $   905,180     6.22%        $  786,223     6.49%
Agency ARMs................. $   522,934     5.52%        $1,087,248     6.42%
Agency Hybrid ARMs.......... $   692,018     4.94%        $1,471,606     6.10%
Agency DUSs................. $ 5,120,104     6.35%        $4,473,796     6.40%
Agency Debentures........... $ 4,618,739     6.16%        $3,807,545     6.55%


The average amortized cost of the Portfolio during the 2002 Period and the 2001 Period was $995,629,297 and $984,878,782, respectively. This reflects the following prepayments and reinvestments:

Prepayments                    2002 Period                  2001 Period
-----------                    -----------                  -----------
Floating-Rate REMICs........   $ 7,123,812                  $  9,878,823
Fixed-Rate REMICs...........   $    67,624                  $  1,925,714
Agency ARMs.................   $ 4,209,579                  $  9,598,155
Agency Hybrid ARMs..........   $ 8,641,838                  $ 10,295,503
Agency DUSs.................   $   870,819                  $  1,521,653


Reinvestments                  2002 Period                  2001 Period
-------------                  -----------                  -----------
Floating-Rate REMICs........       ---                          ---
Fixed-Rate REMICs...........   $10,000,000                      ---
Agency ARMs.................       ---                          ---
Agency Hybrid ARMs..........       ---                          ---
Agency DUSs.................   $ 9,319,961                      ---
Agency Debentures...........   $ 9,960,584                      ---

The Company also recorded interest income from short-term investments for the 2002 Period and 2001 Period of $212,055 and $544,761, respectively. These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio, (ii) prepayments of principal pending their reinvestment and (iii) short-term investments classified as cash equivalents.

Operating expenses for the 2002 Period and the 2001 Period totaled $566,301 and $383,382, respectively. Operating expenses consisted largely of fees paid to the Branch under the Services Agreement, fees of Citibank as Trustee, consulting fees and audit fees. Under a specific allocation methodology, the costs of Branch personnel servicing the Company have increased. This allocation is based on actual man-hours devoted to the activities of the Company and remains at arms length.

The Company's net income in the 2002 Period was $10,100,622 and for the 2001 Period it was $13,630,148.

Receivable Arising from Payment for Securities Pursuant to the Application of SFAS 125 as Replaced by SFAS 140

Due to the potential consequences of a Shift Event (defined herein Item 1, Note
2), the Company's purchase of the Initial Portfolio (as defined in Item 1 herein) from the Branch did not meet certain SFAS 125, as replaced by SFAS 140, sale accounting requirements. Accordingly, the Company recorded at December 5, 1997 a receivable for the consideration paid to the Branch for the Initial Portfolio treated as collateral. As a legal and economic matter, however, there is no such receivable since (a) neither the Bank nor the Branch has any obligation to repay any part of the purchase price for the Initial Portfolio or to repurchase or redeem any of the securities included therein, and (b) the Company has no obligation to return any of such securities to the Bank or the Branch (except in the limited circumstances and to the extent that the occurrence of a Shift Event under the Charter would require the transfer of any assets held by the Company at the time). As the securities in the Initial Portfolio are paid, the receivable will be deemed to be realized by an amount corresponding to the amount of the payments received. At June 30, 2002 and December 31, 2001, respectively, the receivable arising from payment for securities amounted to $111,953,762 and $135,255,432. The decrease in the amount of such receivable between the two dates reflects the prepayment of securities in the Initial Portfolio. The Company recognized the cash proceeds of such prepayments as a reduction in the receivable. Such decreases in the receivable did not affect the Company's results of operations or cash flow.

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

BNP PARIBAS Group's total and Tier 1 risk-based capital ratios at June 30, 2002 were 11.6% and 8.1%, which are well above the minimum standards required by French banking regulations, currently 8% for total risk-based capital and 4% for Tier 1 risk-based capital. A "shift event" would occur if BNP Paribas' risk-based capital fell below these minimum standards of 8% and 4%, respectively. See Note 2 of the attached financial statements for a detailed explanation of "shift events".

Derivative Instruments and Hedging Activities

The Company has made an assessment of all of its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at June 30, 2002. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

All of the Company's outstanding hedging transactions are fair value hedges. For the period ended June 30, 2002, the Company recognized $1,702,002 related to the ineffective portion of fair value hedges. The Company did not recognize any gains or losses in relation to firm commitments that no longer qualified as fair value hedges. The fair value of these fair value hedging instruments was $(48,402,935) at June 30, 2002 and $(19,003,975) at December 31, 2001 and has
been recorded in "Other liabilities". It has been offset, except for the ineffective portion of the hedge, by the revaluation of the respective hedged investment securities. The fair value of the hedging instruments does not include accrued interest receivable and payable, which are shown separately on the balance sheet.

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

The outstanding principal amount and estimated fair value as of June 30, 2002, by each category of investment is depicted in Footnote 4 of the Financial Statements contained in Item 1 herein.

Interest Rate Risk

The Company's income consists primarily of interest payments on collateralized mortgage obligations, mortgage-backed securities, agency debentures and agency DUSs. Currently, the Company uses derivative products to manage a portion of its interest rate risk.

The first six months of 2002 were characterized by a persistent low interest rate environment that continues to affect the Company's income and will continue to weigh on the results in 2002 through the floating rate component of the portfolio, (floating-rate and fixed-rate securities are converted to floating-rate instruments through interest rate swaps). Since the market remains pessimistic about any interest rate movement before year-end, management believes that the interest income from the portfolio for the second six months of 2002 should now be stabilized at the level of the interest income for the second quarter. However, no assurance can be provided that either the market or floating interest rates has stabilized.

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

The Company is a party to twenty-six interest rate swaps and two cross currency swaps with BNP PARIBAS. In all but one of these swaps, where the Company pays and receives fixed rate, the Company pays a fixed coupon and receives floating rate payments on the notional balances as set out below:

(000's omitted)

  Fair Value at        Notional
  June 30, 2002         Balance         Value Date           Maturity Date      Fixed Rate             Receive Rate
 ------------------   ------------   -----------------    -------------------  ------------   -------------------------------
    $ (2,903)          $ 42,000      November 25, 1998    March 26, 2008       JPY 1.75       US Three Month Libor Plus Six
                                                                                              Basis Points
      (5,372)            58,000      November 25, 1998    October 9, 2007      JPY 2.125      US Three Month Libor Plus Six
                                                                                              Basis Points
      (1,112)            19,111      November 25, 1998    August 25, 2008      US 6.15        US One Month Libor Plus Five
                                                                                              Basis Points
      (1,830)            23,246      May 25, 1999         May 25, 2009         US 6.23        US One Month Libor Plus One and
                                                                                              Half Basis Points
      (5,747)            50,000      February 12, 1999    March 5, 2007        US 6.68        US Three Month Libor Minus Two
                                                                                              Basis Points
      (5,969)            50,000      February 11, 1999    March 14, 2007       US 6.80        US Three Month Libor Minus Two
                                                                                              Basis Points
      (1,947)            30,000      March 29, 1999       October 9, 2007      JPY 2.125      US Three Month Libor Minus Two
                                                                                              and Half Basis Points
      (2,532)            26,400      April 6, 1999        October 9, 2007      JPY 2.125      US Three Month Libor Minus One
                                                                                              Basis Point
      (1,124)            26,010      June 25, 1999        June 25, 2009        US 6.23        US One Month Libor plus Three
                                                                                              and Half Basis Points
        (904)            20,762      February 25, 1999    February 25, 2009    US 5.41        US One Month Libor Plus Three
                                                                                              Basis Points
        (951)            15,658      July 1, 1999         June 25, 2009        US 6.39        US One Month Libor Plus Three
                                                                                              and Half Basis Points
      (2,987)            43,098      September 27, 1999   March  28, 2008      US 6.29        US One Month Libor Plus Five
                                                                                              Basis Points
        (659)            15,446      November 26, 1999    April 25, 2009       US 6.04        US One Month Libor Plus Four
                                                                                              Basis Points
        (984)            28,262      September 27, 1999   March 25, 2009       US 5.85        US One Month Libor Plus Four
                                                                                              Basis Points
        (622)             7,000      August 1, 2000       December 26, 2007    US 6.42        US One Month Libor

      (3,279)            29,244      August 1, 2000       October 16, 2006     US 7.20        US One Month Libor Minus Two
                                                                                              Basis Points
        (770)             8,307      June  26, 2000       October 1, 2007      US 6.68        US One Month Libor Plus One and
                                                                                              Half Basis Points
        (625)             9,331      June  26, 2000       October 1, 2008      US 6.19        US One Month Libor

         221             15,000      November 2, 2000     October 9, 2007      JPY 2.125      US Three Month Libor Minus Two
                                                                                              Basis Points
        (793)             7,517      October 2, 2000      June 1, 2007         US 7.024       US One Month Libor Minus Two
                                                                                              Basis Points
        (974)             7,588      October 2, 2000      July 1, 2007         US 7.405       US One Month Libor Minus Two
                                                                                              Basis Points
         599             18,000      January  17, 2001    March 26, 2008       JPY 1.750      5.80

      (1,012)             9,808      March 25, 2001       October 25, 2007     US 6.94        US One Month Libor Plus Two
                                                                                              Basis Points
      (2,153)            19,496      September 4, 2001    October 1, 2006      US 7.20        US One Month Libor Plus Two
                                                                                              Basis Points
      (1,060)             9,748      October 2, 2001      October 1, 2006      US 7.20        US One Month Libor Plus Seven
                                                                                              Basis Points
      (1,049)             9,748      January 2, 2002      October 16, 2006     US 7.20        US One Month Libor Plus Ten
                                                                                              Basis Points
        (841)             9,299      May 1, 2002          October 25, 2007     US 6.63        US One Month Libor Plus One
                                                                                              Basis Points
      (1,024)            10,000      May 3, 2002          August 25, 2007      US 6.74        US One Month Libor Plus One
 -----------          ---------                                                               Basis Points

 $   (48,403)         $ 618,079
 ===========          =========

The fair value of the cross currency and interest rate swaps was $(48,402,935) and $(19,003,975) at June 30, 2002 and December 31, 2001, respectively. The change in fair value was primarily due to changes in prevailing market interest rates.

The breakdown of the Company's available-for-sale securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below ($ in 000's) based on management's prepayment assumptions:

                                           Due in    Due after  Due after  Due after  Due after  Due after  Due after
At June 30, 2002 Non-Collateral             2002       2002       2003       2004       2005       2006       2007        Total
-------------------------------           --------   ---------  ---------  ---------  ---------  ---------  ---------   ---------
Fixed Rate Instruments:
Fixed-Rate REMICs.........................$    ---   $    ---   $    752    $   ---   $    ---   $  9,999    $    ---    $ 10,751
Agency DUS................................     ---        ---        ---        ---     75,752     89,849     153,078     318,679
Agency Debentures ........................     ---        ---        ---        ---    226,557    259,790         ---     486,347
                                          --------   --------   --------    -------   --------   --------    --------    --------
Total Fixed Rate Instruments..............     ---        ---        752        ---    302,309    359,638     153,078     815,777
                                          --------   --------   --------    -------   --------   --------    --------    --------

Floating-Rate Instruments:
Floating-Rate REMICs......................   2,835      6,284        ---      1,712        ---        ---         ---      10,831
Agency ARMs...............................      51      5,725     12,681      2,652        ---        ---         ---      21,109
Agency Hybrid ARMs........................     ---      6,941     14,608      4,873        ---        ---         ---      26,422
                                          --------   --------   --------    -------   --------   --------    --------    --------
Total Floating Rate Instruments...........   2,886     18,950     27,289      9,237        ---        ---         ---      58,362
                                          --------   --------   --------    -------   --------   --------    --------    --------
Total.....................................$  2,886   $ 18,950   $ 28,041    $ 9,237   $302,309   $359,638    $153,078    $874,139
                                          ========   ========   ========    =======   ========   ========    ========    ========


                                           Due in    Due after  Due after  Due after  Due after  Due after  Due after
At June 30, 2002 Collateral                 2002       2002       2003       2004       2005       2006       2007        Total
---------------------------               --------   ---------  ---------  ---------  ---------  ---------  ---------   ---------
Fixed Rate Instruments:
Fixed-Rate REMICs.........................$    ---   $    ---   $ 46,838    $   ---   $    ---   $    ---    $    ---    $ 46,838
Agency DUS................................     ---        ---        ---        ---        ---        ---         ---         ---
Agency Debentures ........................     ---        ---        ---        ---        ---        ---         ---         ---
                                          --------   --------   --------    -------   --------   --------    --------    --------
Total Fixed Rate Instruments..............     ---        ---     46,838        ---        ---        ---         ---      46,838
                                          --------   --------   --------    -------   --------   --------    --------    --------

Floating-Rate Instruments:
Floating-Rate REMICs......................     121      1,566     12,663     10,864        ---        ---         ---      25,214
Agency ARMs...............................     167      2,719      9,206        943        ---        ---       1,499      14,534
Agency Hybrid ARMs........................     ---     12,312     13,056        ---        ---        ---        ---       25,368
                                          --------   --------   --------    -------   --------   --------    --------    --------
Total Floating Rate Instruments...........     288     16,597     34,925     11,807        ---        ---       1,499      65,116
                                          --------   --------   --------    -------   --------   --------    --------    --------

Total.................................... $    288   $ 16,597   $ 81,763    $11,807   $    ---   $    ---    $  1,499    $111,954
                                          ========   ========   ========    =======   ========   ========    ========    ========

At June 30, 2002 Total Portfolio          $  3,174   $ 35,547   $109,804    $21,044   $302,309   $359,638    $154,577    $986,093
--------------------------------          ========   ========   ========    =======   ========   ========    ========    ========


At December 31, 2001                       Due in    Due after  Due after  Due after  Due after  Due after  Due after
Non-Collateral                              2002       2002       2003       2004       2005       2006       2007        Total
---------------------------------         --------   ---------  ---------  ---------  ---------  ---------  ---------   ---------

Fixed Rate Instruments:
Fixed-Rate REMICs.........................$    ---   $    897   $    ---    $   ---   $    ---   $    ---    $    ---  $      897
Agency DUS................................     ---        ---        ---      7,575     68,594     81,029     153,912     311,110
Agency Debentures ........................     ---        ---        ---        ---    216,804    259,716         ---     476,520
                                          --------   --------   --------    -------   --------   --------    --------  ----------
Total Fixed Rate Instruments..............     ---        897        ---      7,575    285,398    340,745     153,912     788,527
                                          --------   --------   --------    -------   --------   --------    --------  ----------

Floating-Rate Instruments:
Floating-Rate REMICs......................   3,192      8,182      5,370      2,199        ---        ---        ---       18,943
Agency ARMs...............................     241     17,108     10,436        ---        ---        ---        ---       27,785
Agency Hybrid ARMs........................     ---      3,216     26,412      7,630        ---        ---        ---       37,258
                                          --------   --------   --------    -------   --------   --------    --------  ----------
Total Floating Rate Instruments...........   3,433     28,506     42,218      9,829        ---        ---        ---       83,986
                                          --------   --------   --------    -------   --------   --------    --------  ----------

Total.................................... $  3,433   $ 29,403   $ 42,218    $17,404   $285,398   $340,745    $153,912  $  872,513
                                          ========   ========   ========    =======   ========   ========    ========  ==========




                                           Due in    Due after  Due after  Due after  Due after  Due after  Due after
At December 31, 2001 Collateral             2002       2002       2003       2004       2005       2006       2007        Total
-------------------------------           --------   ---------  ---------  ---------  ---------  ---------  ---------   ---------

Fixed Rate Instruments:
Fixed-Rate REMICs.........................$    ---   $    ---   $    ---    $   ---   $ 46,814   $    ---    $    ---  $   46,814
Agency DUS................................     ---        ---        ---        ---        ---        ---         ---         ---
Agency Debentures ........................     ---        ---        ---        ---        ---        ---         ---         ---
                                          --------   --------   --------    -------   --------   --------    --------  ----------
Total Fixed Rate Instruments..............     ---        ---        ---        ---    46,814         ---         ---      46,814
                                          --------   --------   --------    -------   --------   --------    --------  ----------
Floating-Rate Instruments:
Floating-Rate REMICs......................   3,360     16,470      6,173      7,263        ---        ---         ---      33,266
Agency ARMs...............................   1,376      9,664        504      3,743      3,524        ---       1,267      20,078
Agency Hybrid ARMs........................     ---     29,234      5,863        ---        ---        ---         ---      35,097
                                          --------   --------   --------    -------   --------   --------    --------  ----------
Total Floating Rate Instruments...........   4,736     55,368     12,540     11,006      3,524        ---       1,267      88,441
                                          --------   --------   --------    -------   --------   --------    --------  ----------
Total.................................... $  4,736   $ 55,368   $ 12,540    $11,006   $ 50,338   $    ---    $  1,267  $  135,255
                                          ========   ========   ========    =======   ========   ========    ========  ==========

At December 31, 2001 Total Portfolio      $  8,169   $ 84,771   $ 54,758    $28,410   $335,736   $340,745    $155,179  $1,007,768
------------------------------------      ========   ========   ========    =======   ========   ========    ========  ==========


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


                                        BNP U. S. FUNDING L.L.C.
                                        ------------------------
                                                      Registrant


Date: August 14, 2002                   By /s/ Jean-Pierre Beck
                                           --------------------------
                                               Jean-Pierre Beck
                                               President and Director


Date: August 14, 2002                   By /s/ Sady Karet
                                           --------------------------
                                               Sady Karet
                                               Treasurer and Director