Form 10-Q
period 2002-09-30
BNP US FUNDING LLC
filed 2002-11-14
CIK 1054659

Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report under Section 13 or 15 (d)
                     Of The Securities Exchange Act of 1934


For the Quarter Ended: September 30, 2002      Commission File Number: 000-23745

                             BNP U.S. FUNDING L.L.C.
                     --------------------------------------
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
       Number of shares outstanding of the issuer's class of common stock on September 30, 2002

                                 Form 10-Q Index

Part I                                                                      Page
                                                                            ----

Item 1.   Financial Statements - BNP U.S. FUNDING L.L.C.:

          Balance Sheet at September 30, 2002, and December 31, 2001          3

          Statement of Income for the Three and Nine months ended
          September 30, 2002, and September 30, 2001                          4

          Statement of Comprehensive Income for the Nine
          months ended September 30, 2002, and September 30, 2001             5

          Statement of Changes in Redeemable Common Securities, Preferred Securities and Securityholders' Equity for the Nine months
          ended September 30, 2002, and September 30, 2001                    6

          Statement of Cash Flows for the Nine months ended September 30,
          2002, and September 30, 2001                                        7

          Notes to Financial Statements                                       8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          16

Item 3.   Quantitative and Qualitative Disclosures about Market Risk         20

Part II

Item 1.   Legal Proceedings                                                  24

Item 2.   Changes in Securities and Use of the Proceeds                      24

Item 3.   Defaults Upon Senior Securities                                    24

Item 4.   Submission of Matters to a Vote of Securityholders                 24

Item 5.   Other Information                                                  24

Item 6.   Exhibits and Current Reports on Form 8-K                           24

Part I  Item 1.


                             BNP U.S. FUNDING L.L.C.
                                  BALANCE SHEET
                      (in thousands, except per share data)



                                                                September 30, 2002       December 31, 2001
                                                                   (unaudited)               (audited)
                                                                ------------------       -----------------
ASSETS:
Cash and cash equivalents                                           $     29,156            $     31,084
Investment securities (Notes 3 and 4)
Available-for-sale, at fair value                                      1,006,935                 905,989
Receivable arising from payment for securities,
   pursuant to the application of SFAS 125, as replaced by SFAS
   140 (Note 3)                                                          103,378                 135,255
Accounts receivable                                                        1,118                   2,171
Accrued interest receivable                                                7,859                   7,324
                                                                    ------------            ------------
TOTAL ASSETS                                                        $  1,148,446            $  1,081,823
                                                                    ============            ============

LIABILITIES:
Accrued interest payable                                                     951                   1,178
Accrued expenses                                                             311                     137
Payable for securities purchased                                             ---                   9,802
Other liabilities                                                         76,874                  19,004
                                                                    ------------            ------------
TOTAL LIABILITIES                                                         78,136                  30,121
                                                                    ------------            ------------
Redeemable common securities, par value and redeemable
   value $10,000 per security; 150,000 securities
   authorized, 53,011 securities issued and outstanding
   (Note 5)                                                              530,110                 530,110
Preferred securities, liquidation preference $10,000 per
   security; 150,000 securities authorized, 50,000
   securities issued and outstanding                                     500,000                 500,000
Additional paid in capital                                                     6                       6
Accumulated other comprehensive income                                    25,653                  13,430
Retained earnings                                                         14,541                   8,156
                                                                    ------------            ------------

TOTAL REDEEMABLE COMMON SECURITIES, PREFERRED SECURITIES
   AND SECURITYHOLDERS' EQUITY                                         1,070,310               1,051,702
                                                                    ------------            ------------

TOTAL LIABILITIES AND TOTAL REDEEMABLE COMMON SECURITIES,
   PREFERRED SECURITIES AND SECURITYHOLDERS' EQUITY                 $  1,148,446            $  1,081,823
                                                                    ============            ============




The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.
                               STATEMENT OF INCOME
                      (in thousands, except per share data)


                                                                 Three-month period      Three-month period
                                                                        ended                   ended
                                                                 September 30, 2002      September 30, 2001
                                                                     (unaudited)             (unaudited)
                                                                 -------------------     ------------------
INTEREST INCOME:
Collateralized Mortgage Obligations:
              Floating-Rate REMICs                                  $        203             $       708
              Fixed-Rate REMICs                                              820                     777
Mortgage Backed Securities:
              Agency ARMs                                                    416                     939
              Agency Hybrid ARMs                                             578                   1,309
              Agency DUSs                                                  1,654                   2,906
Agency Debentures                                                          4,154                   5,725
Interest on Deposits                                                         144                     563
                                                                          ------                  ------
Total                                                                      7,969                  12,927
                                                                          ------                  ------
NONINTEREST EXPENSE:
Fees and expenses                                                            334                     320
                                                                          ------                  ------

NET INCOME APPLICABLE TO PREFERRED AND REDEEMABLE COMMON
SECURITIES                                                          $      7,635             $    12,607
                                                                    ============             ===========
NET INCOME PER REDEEMABLE COMMON SECURITY                           $     144.03             $    237.82
                                                                    ============             ===========

                                                                 Nine-month period       Nine-month period
                                                                       ended                   ended
                                                                 September 30, 2002      September 30, 2001
                                                                    (unaudited)             (unaudited)
                                                                 ------------------      ------------------
INTEREST INCOME:
Collateralized Mortgage Obligations:
              Floating-Rate REMICs                                  $        802             $     2,977
              Fixed-Rate REMICs                                            2,450                   2,395
Mortgage Backed Securities:
              Agency ARMs                                                  1,650                   3,339
              Agency Hybrid ARMs                                           2,112                   4,473
              Agency DUSs                                                  4,638                  10,516
Agency Debentures                                                         14,763                  17,833
Interest on Deposits                                                         509                   1,493
                                                                          ------                  ------
Total                                                                     26,924                  43,026
                                                                          ------                  ------
NONINTEREST EXPENSE:
Fees and expenses                                                          1,194                     939
                                                                          ------                  ------
Cumulative effect of the change in accounting principle for
Derivatives and Hedging activities (SFAS133)                                 ---                     939
                                                                          ------                  ------
NET INCOME APPLICABLE TO PREFERRED AND REDEEMABLE COMMON
SECURITIES                                                          $     25,730             $    43,026
                                                                    ============             ===========
NET INCOME PER REDEEMABLE COMMON SECURITY                           $     120.45             $    446.72
                                                                    ============             ===========



The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.
                        STATEMENT OF COMPREHENSIVE INCOME
                                 (in thousands)


                                                                 Three-month period      Three-month period
                                                                        ended                  ended
                                                                 September 30, 2002      September 30, 2001
                                                                     (unaudited)            (unaudited)
                                                                 ------------------      ------------------
NET INCOME                                                          $      7,635             $    12,607
OTHER COMPREHENSIVE INCOME:
      Net change in unrealized gain (loss)
         in fair value of available-for-sale
         securities that are not treated as collateral
        (Note 3) and that are not hedged by
         derivative instruments                                           11,193                   9,189
                                                                    ------------             -----------
COMPREHENSIVE INCOME                                                $     18,828             $    21,796
                                                                    ============             ===========


                                                                  Nine-month period      Nine-month period
                                                                        ended                  ended
                                                                 September 30, 2002      September 30, 2001
                                                                     (unaudited)            (unaudited)
                                                                 ------------------      ------------------
NET INCOME                                                          $     25,730             $    43,026
OTHER COMPREHENSIVE INCOME:
      Net change in unrealized gain (loss) in fair value of
         available-for-sale securities that are not treated
         as collateral (Note 3) and that are not hedged by
         derivative instruments                                           12,223                  11,823

      Transition adjustment pursuant to the application of
         SFAS 133                                                           ---                     (939)
                                                                    ------------             -----------


      OTHER COMPREHENSIVE INCOME                                          12,223                  10,884
                                                                    ------------             -----------
COMPREHENSIVE INCOME                                                $     37,953             $    53,910
                                                                    ============             ===========


The accompanying Notes to Financial Statements are an integral part of these Statements.


                                            BNP U.S. FUNDING L.L.C.
        STATEMENT OF CHANGES IN REDEEMABLE COMMON SECURITIES, PREFERRED SECURITIES AND SECURITYHOLDERS' EQUITY
                                               (in thousands)


                                                                                                              TOTAL REDEEMABLE
                                                                                  ACCUMULATED                COMMON SECURITIES,
                                   REDEEMABLE                    ADDITIONAL         OTHER                   PREFERRED SECURITIES
                                     COMMON        PREFERRED       PAID IN       COMPREHENSIVE    RETAINED  AND SECURITYHOLDERS'
                                   SECURITIES      SECURITIES      CAPITAL          INCOME        EARNINGS         EQUITY
                                   ----------      ----------    ----------      -------------    --------  --------------------
Balance at December 31, 2000          530,110         500,000               6          3,739          5,288       1,039,143
                                  -----------     -----------     -----------    -----------    -----------     -----------
Net income                                                                                           43,026          43,026
Other comprehensive income                                                            10,884                         10,884
Dividends Paid - Preferred
Securities                                                                                          (19,345)        (19,345)
Dividends Paid--Common
Securities                                 --              --              --             --        (10,719)        (10,719)
                                  -----------     -----------     -----------    -----------    -----------     -----------
Balance at September 30, 2001     $   530,110     $   500,000     $         6    $    14,623    $    18,250     $ 1,062,989
                                  ===========     ===========     ===========    ===========    ===========     ===========



Balance at December 31, 2001          530,110         500,000               6         13,430          8,156       1,051,702
                                  -----------     -----------     -----------    -----------    -----------     -----------
Net income                                                                                           25,730          25,730
Other comprehensive income                                                            12,223                         12,223
Dividends Paid - Preferred
Securities                                                                                          (19,345)        (19,345)
Dividends Paid--Common
Securities                                 --              --              --             --             --              --
                                  -----------     -----------     -----------    -----------    -----------     -----------
Balance at September 30, 2002     $   530,110     $   500,000     $         6    $    25,653    $    14,541     $ 1,070,310
                                  ===========     ===========     ===========    ===========    ===========     ===========

The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.
                             STATEMENT OF CASH FLOWS
                                (in thousands)


                                                                              Nine-month period     Nine-month period
                                                                                    ended                ended
                                                                             September 30, 2002    September 30, 2001
                                                                                 (unaudited)           (unaudited)
                                                                             ------------------    ------------------
OPERATING ACTIVITIES:
Net income                                                                         $ 25,730             $ 43,026

Adjustments to reconcile net income to cash provided by operating activities:
   Premium amortization                                                               1,127                  887
   Net change in interest receivable                                                   (535)                 657
   Net change in accounts receivable                                                  1,053                  ---
   Net change in accrued expenses                                                       174                  154
   Net change in accrued interest payable                                              (227)                 ---
   Net change in payable for securities purchased                                    (9,802)               9,821
   Gain on hedge activity                                                            (1,287)              (1,526)
   Cumulative effect of the change in accounting principle for
   derivatives and hedging activities (SFAS 133)                                         --                 (939)
                                                                                   --------             --------
  Net cash provided by operating activities                                          16,233               52,080
                                                                                   --------             --------

INVESTING ACTIVITIES:
   Purchase of investment securities:
      Agency Debentures                                                              (9,961)             (39,982)
      Agency DUSs                                                                   (48,766)             (39,468)
      Agency Fixed Rate REMICs                                                      (10,000)                  --
   Proceeds from principal payments of securities available-for-sale,
   not treated as collateral                                                         31,305               40,419
   Proceeds from principal payments of securities available-for-sale,
   treated as collateral                                                             38,606               41,908
                                                                                   --------             --------

Net cash provided by investing activities                                             1,184                2,877
                                                                                   --------             --------
FINANCING ACTIVITIES:
   Cash dividends - preferred securities                                            (19,345)             (19,345)
   Cash dividends - common securities                                                    --              (10,719)
                                                                                   --------             --------
   Net cash used by financing activities                                            (19,345)             (30,064)
                                                                                   --------             --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (1,928)              24,893

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       31,084               30,373
                                                                                   --------             --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $ 29,156             $ 55,266
                                                                                   ========             ========

NONCASH FINANCING AND INVESTING ACTIVITIES:
 Decrease in receivable arising from payment for securities, pursuant
 to the application of SFAS #125, as replaced by SFAS 140, (Note 3)                  31,877               42,664

The accompanying Notes to Financial Statements are an integral part of these Statements.

FORWARD LOOKING DISCLOSURE STATEMENT

From time to time, the company may publish, verbally or in written form, forward-looking statements relating to such matters as anticipated financial performance, economic conditions, interest rate levels, investment prospects and similar matters. In fact, this quarterly report on Form 10-Q (or any other periodic reporting documents required by the Securites Exchange Act of 1934 Act, as amended) may contain forward-looking statements reflecting the current views of the Company concerning potential future events or developments. The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements. In order to comply with the terms of the "safe harbor," the Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties which may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: uncertainties relating to economic conditions and interest rate levels, and uncertainties relating to government and regulatory policies. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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

To date, the Company has declared and paid dividends as follows:

Security                                   Amount                Date Paid
-----------------------------          --------------        -------------------
Series A Preferred Securities           $ 19,345,000         June 5, 1998
Common Securities                       $  5,347,365         June 22, 1998
Series A Preferred Securities           $ 19,345,000         December 5, 1998
Common Securities                       $  8,787,127         December 15, 1998
Series A Preferred Securities           $ 19,345,000         June 5, 1999
Common Securities                       $  8,454,284         June 15, 1999
Series A Preferred Securities           $ 19,345,000         December 5, 1999
Common Securities                       $ 10,352,672         December 15, 1999
Series A Preferred Securities           $ 19,345,000         June 5, 2000
Common Securities                       $ 12,508,486         June 19, 2000
Series A Preferred Securities           $ 19,345,000         December 5, 2000
Common Securities                       $ 14,792,297         December 19, 2000
Series A Preferred Securities           $ 19,345,000         June 5, 2001
Common Securities                       $ 10,718,708         June 19, 2001
Series A Preferred Securities           $ 19,345,000         December 5, 2001
Series A Preferred Securities           $ 19,345,000         June 5, 2002



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

The Company has made an assessment of all their financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at September 30, 2002. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

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

The Company has not sold or repledged the collateral; the securities within the Initial Portfolio mature or prepay over time. As they do, the Company recognizes the cash proceeds as a reduction in the receivable arising from payment for securities. The collateral at September 30, 2002 and December 31, 2001 is reported in Note 4 below.

NOTE 4--INVESTMENT SECURITIES:

The amortized cost and estimated fair value of available-for-sale securities were as follows ($ in 000's) based on management's assumptions:


                                                       Gross         Gross
                                         Amortized   Unrealized   Unrealized
September 30, 2002 Non-Collateral          Cost        Gains        Losses     Fair Value
---------------------------------       ---------   -----------  -----------  -----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                $    8,108   $       79   $        4   $    8,183
   Fixed-Rate REMICs                       10,694        1,679           --       12,373
Mortgage Backed Securities:
   Agency ARMs                             17,556          312           --       17,868
   Agency Hybrid ARMs                      22,265          260          142       22,383
   Agency DUSs                            357,218       51,495           --      408,713
Agency Debentures                         486,239       51,176           --      537,415
                                       ----------   ----------   ----------   ----------
     Total                             $  902,080   $  105,001   $      146   $1,006,935
                                       ==========   ==========   ==========   ==========


                                                       Gross         Gross
                                         Amortized   Unrealized   Unrealized
September 30, 2002 Collateral              Cost        Gains        Losses     Fair Value
-----------------------------           ---------   -----------  -----------  -----------

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                $   21,904   $       55   $      112   $   21,847
   Fixed-Rate REMICs                       46,837        2,666           --       49,503
Mortgage Backed Securities:
   Agency ARMs                             12,481          166           32       12,615
   Agency Hybrid ARMs                      22,156          301            8       22,449
   Agency DUSs                                 --           --           --           --
Agency Debentures                              --           --           --           --
                                       ----------   ----------   ----------   ----------
     Total                             $  103,378   $    3,188   $      152   $  106,414
                                       ==========   ==========   ==========   ==========
September 30, 2002 Total Portfolio     $1,005,458   $  108,189   $      298   $1,113,349
                                       ==========   ==========   ==========   ==========


                                                       Gross         Gross
                                         Amortized   Unrealized   Unrealized
December 31, 2001 Non-Collateral           Cost        Gains        Losses     Fair Value
--------------------------------        ---------   -----------  -----------  -----------

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                  $ 18,943     $     17     $     18     $ 18,942
   Fixed-Rate REMICs                          897           25           --          922
Mortgage Backed Securities:
   Agency ARMs                             27,785          914           --       28,699
   Agency Hybrid ARMs                      37,258        1,488           69       38,677
   Agency DUSs                            311,110       17,588           --      328,698
Agency Debentures                         476,520       19,009        5,478      490,051
                                         --------     --------     --------     --------
     Total                               $872,513     $ 39,041     $  5,565     $905,989
                                         ========     ========     ========     ========


                                                       Gross         Gross
                                         Amortized   Unrealized   Unrealized
December 31, 2001 Collateral               Cost        Gains        Losses     Fair Value
----------------------------            ---------   -----------  -----------  -----------

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                $   33,266   $      168   $      102   $   33,332
   Fixed-Rate REMICs                       46,814        1,199           --       48,013
Mortgage Backed Securities:
   Agency ARMs                             20,078          535           16       20,597
   Agency Hybrid ARMs                      35,097        1,340           --       36,437
   Agency DUSs                                 --           --           --           --
Agency Debentures                              --           --           --           --
                                       ----------   ----------   ----------   ----------
     Total                             $  135,255   $    3,242   $      118   $  138,379
                                       ==========   ==========   ==========   ==========
December 31, 2001 Total Portfolio      $1,007,768   $   42,283   $    5,683   $1,044,368
---------------------------------      ==========   ==========   ==========   ==========


The breakdown of the Company's available-for-sale securities by category and expected weighted average life distribution (stated in terms of amortized cost) is summarized below ($ in 000's) based on management's prepayment assumptions:

                                                            Due after 1     Due after 5
                                           Due in 1 year     through 5      through 10     Due after 10
September 30, 2002 Non-Collateral             or less          years           years           years          Total
---------------------------------          -------------    -----------     -----------    ------------      ----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                     $     6,480     $     1,628    $       ---      $      ---      $     8,108
   Fixed-Rate REMICs                                694          10,000            ---             ---           10,694
Mortgage Backed Securities:
   Agency ARMs                                       58          17,498            ---             ---           17,556
   Agency Hybrid ARMs                             5,219          17,046            ---             ---           22,265
   Agency DUSs                                      ---         154,614        202,604             ---          357,218
Agency Debentures                                   ---         426,239         60,000             ---          486,239
                                            -----------     -----------    -----------      ----------      -----------
   Total                                    $    12,451     $   627,025    $   262,604      $               $   902,080
                                            ===========     ===========    ===========      ==========      ===========


                                                            Due after 1     Due after 5
                                           Due in 1 year     through 5      through 10     Due after 10
September 30, 2002 Collateral                 or less          years           years           years          Total
-----------------------------              -------------    -----------     -----------    ------------      -------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                     $     1,123     $    20,781    $       ---      $      ---      $    21,904
   Fixed-Rate REMICs                                ---          46,837            ---             ---           46,837
Mortgage Backed Securities:
   Agency ARMs                                      536           9,929          1,387             629           12,481
   Agency Hybrid ARMs                               ---          22,156            ---             ---           22,156
   Agency DUSs                                      ---             ---            ---             ---              ---
Agency Debentures                                   ---             ---            ---             ---              ---
                                            -----------     -----------    -----------      ----------      -----------
    Total                                   $     1,659     $    99,703    $     1,387      $      629      $   103,378
                                            ===========     ===========    ===========      ===========   =============
September 30, 2002 Total Portfolio          $    14,110     $   726,728    $   263,991      $      629      $ 1,005,458
----------------------------------          ===========     ===========    ===========      ==========      ===========


                                                            Due after 1     Due after 5
                                           Due in 1 year     through 5      through 10     Due after 10
December 31, 2001 Non-Collateral              or less          years           years           years          Total
----------------------------------         -------------    -----------     -----------    ------------      -----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                     $     3,192     $    15,751    $       ---      $      ---      $    18,943
   Fixed-Rate REMICs                                ---             897            ---             ---              897
Mortgage Backed Securities:
   Agency ARMs                                      241          27,544            ---             ---           27,785
   Agency Hybrid ARMs                               ---          37,258            ---             ---           37,258
   Agency DUSs                                      ---          76,169        234,941             ---          311,110
Agency Debentures                                   ---         216,804        259,716             ---          476,520
                                            -----------     -----------    -----------      ----------      -----------
   Total                                    $     3,433     $   374,423    $   494,657      $      ---      $   872,513
                                            ===========     ===========    ===========      ==========      ===========

                                                            Due after 1     Due after 5
                                           Due in 1 year     through 5      through 10     Due after 10
December 31, 2001 Collateral                  or less          years           years           years          Total
----------------------------               -------------    -----------     -----------    ------------      -----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                     $     3,360     $    29,906    $       ---      $      ---      $    33,266
   Fixed-Rate REMICs                                ---          46,814            ---             ---           46,814
Mortgage Backed Securities:
   Agency ARMs                                    1,376          17,435            ---           1,267           20,078
   Agency Hybrid ARMs                               ---          35,097            ---             ---           35,097
   Agency DUSs                                      ---             ---            ---             ---              ---
Agency Debentures                                   ---             ---            ---             ---              ---
                                            -----------     -----------    -----------      ----------      -----------
    Total                                   $     4,736     $   129,252    $       ---      $    1,267      $   135,255
                                            ===========     ===========    ===========      ==========      ===========
December 31, 2001 Total Portfolio           $     8,169     $   503,675    $   494,657      $    1,267      $ 1,007,768
---------------------------------           ===========     ===========    ===========      ==========      ===========


Actual maturities may differ from maturities shown above due to prepayments.


The breakdown of the Company's available-for-sale securities by category and yield is summarized below. The yield on Agency Debentures is based on U.S. dollar denominated securities which excludes the Japanese Yen denominated securities. The yield after hedging does include the Japanese Yen denominated securities.


                                                          Due after 1    Due after 5
                                         Due in 1 year     through 5      through 10     Due after 10                  Yield after
September 30, 2002                          or less          years          years           years          Total         Hedging
------------------                      --------------  --------------  ------------   --------------  ------------  -------------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                        3.06%          2.62%           ---%             ---%          2.76%         2.76%
   Fixed-Rate REMICs                           4.96           6.53            ---              ---           6.51          6.08
Mortgage Backed Securities:
   Agency ARMs                                 2.16           6.17           5.18             4.86           5.97          5.97
   Agency Hybrid ARMs                          5.32           5.03            ---              ---           5.07          5.07
   Agency DUSs                                  ---           6.86           6.08              ---           6.37          1.90
Agency Debenture                                ---           6.20            ---              ---           6.20          4.04
                                            --------        --------       --------        --------      ----------     --------
     Total                                     3.89%          6.10%          6.07%           4.86%           6.03%        3.53%
                                            ========        ========       ========        ========      ==========     ========



                                                           Due after 1    Due after 5
                                         Due in 1 year     through 5      through 10     Due after 10                  Yield after
September 30, 2001                          or less          years          years           years          Total         Hedging
------------------                      --------------  --------------  ------------   --------------  ------------  -------------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                        5.03%          5.43%            ---%            ---%          5.33%        5.33%
   Fixed-Rate REMICs                           7.25           6.50             ---             ---           6.51          6.51
Mortgage Backed Securities:
   Agency ARMs                                 6.91           6.54             ---             7.33          6.56          6.56
   Agency Hybrid ARMs                           ---           6.19            6.43             ---           6.19          6.19
   Agency DUSs                                  ---           7.18            6.23             ---           6.36          5.42
Agency Debentures                               ---           6.57            6.46             ---           6.53          4.70
                                            --------        --------       --------        --------      ----------     --------
       Total                                   5.25%          6.35%           6.32%           7.33%          6.32%        5.43%
                                            ========        ========       ========        ========      ==========     ========



NOTE 5--REDEEMABLE COMMON SECURITIES:

General

The Company is authorized to issue up to 150,000 Common Securities; as of September 30, 2002 and December 31, 2001, the Company had outstanding 53,011 Common Securities, all of which were held by the Branch. The Bank has agreed with the Company in the Contingent Support Agreement that, so long as any Series A Preferred Securities are outstanding, it will maintain direct or indirect ownership of 100% of the outstanding Common Securities.

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

NOTE 6--RELATED PARTY TRANSACTIONS:

The Company entered into a Services Agreement with the Branch on December 5, 1997 pursuant to which the Branch manages the securities portfolio of the Company and performs other administrative functions. Expenses incurred under such Agreement were $990,510 and $670,414 for the Nine months ended September 30, 2002, and September 30, 2001, respectively. Under a specific allocation methodology, the costs of personnel servicing the Company has increased. This allocation is based on actual man-hours devoted to the activities of the Company and remains at arms length.

The Branch also serves as the dividend paying agent, registrar, and transfer agent with respect to the Series A Preferred Securities. The fee is $4,000 per annum for these services.

The Company maintains a credit balance account with the Branch for clearing certain transactions.

All of the Company's officers and employees and all but one of the members of the Company's Board of Directors are officers and employees of the Branch or BNP PARIBAS.

NOTE 7--FAIR VALUE OF FINANCIAL INSTRUMENTS:

The fair values of securities at September 30, 2002 and December 31, 2001 were obtained from independent market sources and are summarized in Note 4. The carrying values of the securities, as shown in Note 4, approximates their fair value. The fair value of the receivable arising from payment for securities, pursuant to the application of SFAS 125, as replaced by SFAS 140, was $106,414,234 and $138,379,090 at September 30, 2002, and December 31, 2001,
respectively.

The carrying value of cash and cash equivalents, accounts receivable, accrued interest receivable, accrued expenses, and accounts payable approximates fair value.

The fair value of the cross currency and interest rate swaps described in Note 8 below at September 30, 2002 and December 31, 2001 was $(76,873,896), and $(19,003,975), respectively.

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

Fair Value Hedges

The Company mainly enters into interest rate swaps and cross-currency interest rate swaps to convert fixed rate Agency Debentures, Agency DUSs, and Fixed Rate REMICs into variable rate securities.

For the period ended September 30, 2002, the Company recognized $1,287,125 in current year earnings related to the ineffective portion of fair value hedges. The Company did not recognize any gains or losses in relation to firm commitments that no longer qualified as fair value hedges. The fair value of these fair value hedging instruments was $(76,873,896) at September 30, 2002 and $(19,003,975) at December 31, 2001 and has been recorded in "Other liabilities". It has been offset, except for the ineffective portion of the hedge, by the revaluation of the respective hedged investment securities. The fair value of the hedging instruments does not include accrued interest receivable and payable, which are shown separately on the balance sheet.

Cash Flow Hedges

For the period ended September 30, 2002, the Company did not enter into cash flow hedge transactions and it is not the intention of the Company to use interest rate swaps to convert floating rate financial instruments to fixed rate financial instruments as part of a cash flow hedge strategy.

At September 30, 2002 and December 31, 2001, the Company had outstanding cross currency and interest rate swap agreements with a notional principal amount of $656,618,042 and $590,711,267, respectively.

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

Results of Operations

NINE MONTH PERIOD

The following discussion pertains to the Nine-month period ended September 30, 2002 (the "2002 Period") and the Nine-month period ended September 30, 2001 (the "2001 Period").

For the 2002 Period and 2001 Period, the Company had revenues of $26,923,934 and $43,025,749, respectively. This amount consisted of interest income on the investment securities, the unrealized gain/loss on hedged securities and the derivatives used as hedging instruments and interest on deposits.

The interest income on the investment securities includes interest income on the remaining securities in the Initial Portfolio, which are considered to be collateral held by the Company and which are no longer recognized on the balance sheet pursuant to new guidance in Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS 125" ("SFAS 140"), which modified SFAS 125 in this respect, as explained in Note 3 to the financial statements. The receivable for the consideration paid to the Branch for the Initial Portfolio is recognized on the balance sheet and is an asset of similar size as the remaining securities in the Initial Portfolio. The balance sheet presentation results from compliance with SFAS 140 but does not reflect the economic substance of the transaction, as further explained in the section on the application of SFAS 125, as replaced by SFAS 140, below. For all economic intent and purposes, the securities in the Initial Portfolio are owned by the Company and managed as any other investment security, with related revenues belonging to the Company and recorded as such in the income statement.

For the 2002 and 2001 Period, interest on the securities in the Portfolio amounted to $36,472,220 and $37,673,219, respectively, representing an aggregate yield of 6.03% and 6.32%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows (yield based on average amortized cost):

                                  2002 Period                  2001 Period
                                  -----------                  -----------
Floating-Rate REMICs.......  $    801,796     2.76%       $  2,976,459     5.33%
Fixed-Rate REMICs........... $  2,621,051     6.51%       $  2,395,041     6.51%
Agency ARMs................. $  1,650,190     5.97%       $  3,339,207     6.56%
Agency Hybrid ARMs.......... $  2,111,679     5.07%       $  4,473,293     6.19%
Agency DUSs................. $ 15,549,006     6.37%       $ 13,054,558     6.36%
Agency Debentures........... $ 13,738,498     6.20%       $ 11,434,661     6.53%


The yield on Agency Debentures is based on U.S. dollar denominated securities which excludes the Japanese Yen denominated securities.

During the 2002 Period, the yield on the Agency DUSs, Agency Debentures and Fixed Rate REMICs was approximately 1.90%, 4.04% and 6.08%, respectively, when taking into account the income from the derivative products used to hedge these securities.

The average amortized cost of the Portfolio during the 2002 Period and the 2001 Period was $986,821,307 and $982,501,171, respectively. This reflects the following prepayments and reinvestments:

Prepayments                          2002 Period                  2001 Period
-----------                          -----------                  -----------
Floating-Rate REMICs...........      $ 22,121,586                 $ 25,332,454
Fixed-Rate REMICs..............      $    242,812                 $  4,558,040
Agency ARMs....................      $ 17,547,852                 $ 24,128,906
Agency Hybrid ARMs.............      $ 27,358,604                 $ 25,375,123
Agency DUSs....................      $  2,640,095                 $  2,932,148


Reinvestments                        2002 Period                  2001 Period
-------------                        -----------                  -----------
Floating-Rate REMICs...........               ---                          ---
Fixed-Rate REMICs..............      $ 10,000,000                          ---
Agency ARMs....................               ---                          ---
Agency Hybrid ARMs.............               ---                          ---
Agency DUSs....................      $ 48,766,532                 $ 39,468,206
Agency Debentures..............      $  9,960,584                 $ 39,982,000

The Company also recorded interest income from short-term investments for the 2002 Period and 2001 Period of $509,280 and $1,492,627, respectively. These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio, (ii) prepayments of principal pending their reinvestment and (iii) short-term investments classified as cash equivalents.

As of September 30, 2002, as calculated by aggregate amortized cost, approximately 51.64% of the Portfolio consisted of collateralized mortgage obligations (Floating-Rate REMICs and Fixed-Rate REMICs) and mortgage backed securities (Agency ARMs, Agency Hybrid ARMs and Agency DUSs), and approximately 48.36% consisted of Agency Debentures. Floating Rate securities accounted for approximately 10.39% of the Portfolio's collateralized mortgage obligations and mortgage backed securities. In addition, a significant portion of the Agency Debentures and the Agency DUSs are hedged so that in all but one case, the fixed rate interest received on the bonds are converted into prevailing floating rates.

The aggregate market value of the securities in the Portfolio as of September 30, 2002 was higher than the amortized cost by approximately 10.73%, due to a net decrease in interest rates from the time of their original purchase. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statement of Income, pursuant to application of SFAS 133, (Note 2). Unrealized gains and losses on the non-hedged securities are reported as a component of "Other Comprehensive Income".

Operating expenses for the 2002 Period and the 2001 Period totaled $1,193,833 and $938,627, respectively. Operating expenses consisted largely of fees paid to the Branch under the Services Agreement, fees of Citibank as Trustee, consulting fees and audit fees. Under a specific allocation methodology, the costs of Branch personnel servicing the Company have increased. This allocation is based on actual man-hours devoted to the activities of the Company and remains at arms length.

The Company's net income in the 2002 Period was $25,730,101 and for the 2001 Period it was $43,025,792. As of September 30, 2002, the Company has declared and paid dividends as follows:

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

THREE MONTH PERIOD

The following discussion pertains to the Three-month period ended September 30, 2002 (the "2002 Period") and the Three-month period ended September 30, 2001 (the "2001 Period").

For the 2002 Period and 2001 Period, the Company had revenues of $7,968,640 and $12,927,155, respectively. This amount consisted of interest income on the investment securities, the unrealized gain/loss on hedged securities and the derivatives used as hedging instruments and interest on deposits.

For the 2002 Period and 2001 Period, interest on the securities in the Portfolio amounted to $12,163,521 and $11,942,768, respectively, representing an aggregate yield of 5.92% and 6.06%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows (yield based on average amortized cost):

                                2002 Period                     2001 Period
                                -----------                     -----------
Floating-Rate REMICs......  $   202,723     2.52%         $  708,074     4.27%
Fixed-Rate REMICs.........  $   941,101     6.40%         $  777,254     6.35%
Agency ARMs...............  $   416,164     5.20%         $  938,792     6.20%
Agency Hybrid ARMs........  $   578,393     4.86%         $1,309,415     5.89%
Agency DUSs...............  $ 5,408,695     6.22%         $4,356,579     6.16%
Agency Debentures.........  $ 4,616,445     6.08%         $3,852,654     6.42%


The average amortized cost of the Portfolio during the 2002 Period and the 2001 Period was $993,043,825 and $958,943,356, respectively. This reflects the following prepayments and reinvestments:

Prepayments                              2002 Period               2001 Period
-----------                              -----------               -----------
Floating-Rate REMICs...............     $   6,010,133               $10,286,173
Fixed-Rate REMICs..................     $      97,875               $     ---
Agency ARMs........................     $   5,353,765               $ 7,712,190
Agency Hybrid ARMs.................     $   7,372,157               $ 9,013,035
Agency DUSs........................     $     907,742               $   718,457


Reinvestments                            2002 Period                2001 Period
-------------                            -----------                -----------
Floating-Rate REMICs...............            ---                       ---
Fixed-Rate REMICs..................            ---                       ---
Agency ARMs........................            ---                       ---
Agency Hybrid ARMs.................            ---                       ---
Agency DUSs........................     $ 39,446,571                 $29,496,924
Agency Debentures..................            ---                   $21,982,000

The Company also recorded interest income from short-term investments for the 2002 Period and 2001 Period of $144,200 and $563,203, respectively. These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio, (ii) prepayments of principal pending their reinvestment and (iii) short-term investments classified as cash equivalents.

Operating expenses for the 2002 Period and the 2001 Period totaled $333,567 and $320,634, respectively. Operating expenses consisted largely of fees paid to the Branch under the Services Agreement, fees of Citibank as Trustee, consulting fees and audit fees. Under a specific allocation methodology, the costs of Branch personnel servicing the Company have increased. This allocation is based on actual man-hours devoted to the activities of the Company and remains at arms length.

The Company's net income in the 2002 Period was $7,635,072 and for the 2001 Period it was $12,606,521.

Receivable Arising from Payment for Securities Pursuant to the Application of SFAS 125 as Replaced by SFAS 140

Due to the potential consequences of a Shift Event (defined herein Item 1, Note
2), the Company's purchase of the Initial Portfolio (as defined in Item 1 herein) from the Branch did not meet certain SFAS 125, as replaced by SFAS 140, sale accounting requirements. Accordingly, the Company recorded at December 5, 1997 a receivable for the consideration paid to the Branch for the Initial Portfolio treated as collateral. As a legal and economic matter, however, there is no such receivable since (a) neither the Bank nor the Branch has any obligation to repay any part of the purchase price for the Initial Portfolio or to repurchase or redeem any of the securities included therein, and (b) the Company has no obligation to return any of such securities to the Bank or the Branch (except in the limited circumstances and to the extent that the occurrence of a Shift Event under the Charter would require the transfer of any assets held by the Company at the time). As the securities in the Initial Portfolio are paid, the receivable will be deemed to be realized by an amount corresponding to the amount of the payments received. At September 30, 2002 and December 31, 2001, respectively, the receivable arising from payment for securities amounted to $103,377,956 and $135,255,432. The decrease in the amount of such receivable between the two dates reflects the prepayment of securities in the Initial Portfolio. The Company recognized the cash proceeds of such prepayments as a reduction in the receivable. Such decreases in the receivable did not affect the Company's results of operations or cash flow.

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

BNP PARIBAS Group's total and Tier 1 risk-based capital ratios at September 30, 2002 were 11.4% and 8.0%, which are well above the minimum standards required by French banking regulations, currently 8% for total risk-based capital and 4% for Tier 1 risk-based capital. A "shift event" would occur if BNP Paribas' risk-based capital fell below these minimum standards of 8% and 4%, respectively. See Note 2 of the attached financial statements for a detailed explanation of "shift events".

Derivative Instruments and Hedging Activities

The Company has made an assessment of all its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at September 30, 2002. As part of its asset management activities, the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

All of the Company's outstanding hedging transactions are fair value hedges. For the Nine month period ended September 30, 2002, the Company recognized a gain of $1,287,125 related to the ineffective portion of fair value hedges. The Company did not recognize any gains or losses in relation to firm commitments that no longer qualified as fair value hedges. The fair value of these fair value hedging instruments was $(76,873,896) at September 30, 2002 and $(19,003,975) at December 31, 2001 and has been recorded in "Other liabilities". It has been offset, except for the ineffective portion of the hedge, by the revaluation of the respective hedged investment securities. The fair value of the hedging instruments does not include accrued interest receivable and payable, which are shown separately on the balance sheet.

For a further discussion on derivative instruments and hedging activities, see
Note 8 to the financial statements.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

The Company's principal market risk exposure is to changes in interest rates. This exposure arises from its investments in collateralized mortgage obligations, mortgage-backed securities, agency debentures, agency DUSs and certain derivative instruments used by the Company to modify interest rate exposures.

The outstanding principal amount and estimated fair value as of September 30, 2002, by each category of investment is depicted in Footnote 4 of the Financial Statements contained in Item 1 herein.

Interest Rate Risk

The Company's income consists primarily of interest payments on collateralized mortgage obligations, mortgage-backed securities, agency debentures and agency DUSs. Currently, the Company uses derivative products to manage a portion of its interest rate risk.

The first nine months of 2002 were characterized by a persistently low interest rate environment that continues to affect the Company's income. The third quarter results were stabilized due to the absence of a major interest rate change. During the fourth quarter, the Federal Reserve lowered short-term interest rates by 50 basis points.

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

The Company is a party to twenty-eight interest rate swaps and two cross currency swaps with BNP PARIBAS. In all but one of these swaps, where the Company pays and receives a fixed rate, the Company pays a fixed coupon and receives floating rate payments on the notional balances as set out below:

 (000's omitted)

  Fair Value at        Notional
September 30, 2002     Balance          Value Date           Maturity Date       Fixed Rate             Receive Rate
------------------   ----------       -----------------     ---------------     ------------   --------------------------------
    $ (2,038)          $ 42,000       November 25, 1998      March 26, 2008        JPY 1.75     US Three Month Libor Plus Six
                                                                                                Basis points

      (4,608)            58,000       November 25, 1998      October 9, 2007       JPY 2.125    US Three Month Libor Plus Six
                                                                                                Basis points

      (2,666)            19,040       November 25, 1998      August 25, 2008       US 6.15      US One Month Libor Plus Five
                                                                                                Basis points

      (3,616)            23,246       May 25, 1999           May 25, 2009          US 6.23      US One Month Libor Plus One and
                                                                                                Half Basis points

      (7,747)            50,000       February 12, 1999      March 5, 2007         US 6.68      US Three Month Libor Minus Two
                                                                                                Basis points

      (7,946)            50,000       February 11, 1999      March 14, 2007        US 6.80      US Three Month Libor Minus Two
                                                                                                Basis points

      (1,562)            30,000       March 29, 1999         October 9, 2007       JPY 2.125    US Three Month Libor Minus Two
                                                                                                and Half Basis points

      (2,169)            26,400       April 6, 1999          October 9, 2007       JPY 2.125    US Three Month Libor Minus One
                                                                                                Basis Point

      (3,641)            25,938       June 25, 1999          June 25, 2009         US 6.23      US One Month Libor plus Three
                                                                                                and Half Basis points

      (2,736)            20,691       February 25, 1999      February 25, 2009     US 5.41      US One Month Libor Plus Three
                                                                                                Basis points

      (2,503)            15,618       July 1, 1999           June 25, 2009         US 6.39      US One Month Libor Plus Three
                                                                                                and Half Basis points

      (6,175)            42,946       September 27, 1999     March  28, 2008       US 6.29      US One Month Libor Plus Five
                                                                                                Basis points

      (2,133)            15,398       November 26, 1999      April 25, 2009        US 6.04      US One Month Libor Plus Four
                                                                                                Basis points

      (3,587)            28,163       September 27, 1999     March 25, 2009        US 5.85      US One Month Libor Plus Four
                                                                                                Basis points

      (1,078)             7,000       August 1, 2000         December 26,2007      US 6.42      US One Month Libor

      (4,782)            29,165       August 1, 2000         October 16, 2006      US 7.20      US One Month Libor Minus Two
                                                                                                Basis points

      (1,305)             8,279       June  26, 2000         October 1, 2007       US 6.68      US One Month Libor Plus One and
                                                                                                Half Basis points

      (1,321)             9,298       June  26, 2000         October 1, 2008       US 6.19      US One Month Libor

         398             15,000       November 2, 2000       October 9, 2007       JPY 2.125    US Three Month Libor Minus Two
                                                                                                Basis points

      (1,184)             7,487       October 2, 2000        June 1, 2007          US 7.007     US One Month Libor Minus Two
                                                                                                Basis points

      (1,441)             7,574       October 2, 2000        July 1, 2007          US 7.405     US One Month Libor Minus Two
                                                                                                Basis points

       1,931             18,000       January  17, 2001      March 26, 2008        JPY 1.750    5.80

      (1,558)             9,776       March 25, 2001         October 25, 2007      US 6.94      US One Month Libor Plus Two
                                                                                                Basis points

      (3,160)            19,443       September 4, 2001      October 1, 2006       US 7.20      US One Month Libor Plus Two
                                                                                                Basis points

      (1,561)             9,721       October 2, 2001        October 1, 2006       US 7.20      US One Month Libor Plus Seven
                                                                                                Basis points

      (1,550)             9,721       January 2, 2002        October 16, 2006      US 7.20      US One Month Libor Plus Ten
                                                                                                Basis points

      (1,449)             9,267       May 1, 2002            October 25, 2007      US 6.63      US One Month Libor Plus One
                                                                                                Basis points

      (1,639)            10,000       May 3, 2002            August 25, 2007       US 6.74      US One Month Libor Plus One
                                                                                                Basis points

      (2,046)            26,500       August 25, 2002        August 25, 2007       US 4.90      US One Month Libor Plus Five
                                                                                                Basis points

      (2,002)            12,947       September 25, 2002     June 25, 2007         US 7.007     US One Month Libor Plus Seven
 ------------          ---------                                                                Basis points

 $   (76,874)          $656,618
 ===========          =========



The fair value of the cross currency and interest rate swaps was $(76,873,896) and $(19,003,975) at September 30, 2002 and December 31, 2001, respectively. The change in fair value was primarily due to changes in prevailing market interest rates.


The breakdown of the Company's available-for-sale securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below ($ in 000's) based on management's prepayment assumptions:



At September 30, 2002                        Due        Due       Due        Due        Due       Due         Due
Non-Collateral                               in        after     after      after      after     after       after
                                            2002       2002       2003       2004       2005      2006        2007       Total
                                         ---------  ---------  ---------  ---------   -------   ---------  ---------  ----------
Fixed Rate Instruments:
Fixed-Rate REMICs........................ $    ---     $ 694    $   ---    $   ---    $   ---    $10,000    $    ---    $ 10,694
Agency DUS...............................      ---       ---        ---        ---    114,985     46,629     195,604     357,218
Agency Debentures .......................      ---       ---        ---        ---    172,639    313,600         ---     486,239
                                         ---------  ---------  ---------  ---------   -------   ---------  ---------  ----------

Total Fixed Rate Instruments..............     ---       694        ---        ---    287,624    370,229     195,604     854,151
                                         ---------  ---------  ---------  ---------   -------   ---------  ---------  ----------

Floating-Rate Instruments:
Floating-Rate REMICs.....................      960     5,520        ---      1,628        ---        ---         ---       8,108
Agency ARMs..............................      ---        57     12,276      4,296        ---        927         ---      17,556
Agency Hybrid ARMs.......................      ---     5,218      7,775      9,272        ---                    ---      22,265
                                         ---------    ------     ------     ------  ---------  ---------  ----------  ----------
Total Floating Rate Instruments..........      960    10,795     20,051     15,196        ---        927         ---      47,929
                                         ---------  ---------  ---------  ---------   -------   ---------  ---------  ----------

Total................................... $     960   $11,489    $20,051    $15,196   $287,624   $371,156    $195,604    $902,080
                                         =========   =======    =======    =======   ========   ========    ========  ==========



                                             Due        Due       Due        Due        Due       Due         Due
At September 30, 2002 Collateral             in        after     after      after      after     after       after
                                            2002       2002       2003       2004       2005      2006        2007       Total
                                         ---------  ---------  ---------  ---------   -------   ---------  ---------  ----------
Fixed Rate Instruments:
Fixed-Rate REMICs........................ $    ---   $46,837   $    ---   $    ---   $    ---   $    ---  $      ---  $   46,837
Agency DUS...............................      ---       ---        ---        ---        ---        ---         ---         ---
Agency Debentures .......................      ---       ---        ---        ---        ---        ---         ---         ---
                                          --------    ------  ---------  ---------  ---------  ---------   ---------  ----------
Total Fixed Rate Instruments.............      ---    46,837        ---        ---        ---        ---         ---      46,837
                                          --------    ------  ---------  ---------  ---------  ---------   ---------  ----------

Floating-Rate Instruments:
Floating-Rate REMICs.....................      578       545      9,331      9,594      1,856        ---         ---      21,904
Agency ARMs..............................      ---       668      7,774      2,023        ---        ---       2,016      12,481
Agency Hybrid ARMs.......................      ---       858     17,630        ---        ---      3,668         ---      22,156
                                          --------    ------     ------     ------  ---------  ---------  ----------  ----------
Total Floating Rate Instruments..........      578     2,071     34,735     11,617      1,856      3,668       2,016      56,541
                                          --------    ------     ------     ------  ---------  ---------  ----------  ----------

Total................................... $     578   $48,908    $34,735    $11,617   $  1,856   $  3,668   $   2,016   $ 103,378
                                          ========   =======    =======    =======   ========   ========   =========   =========

At September 30, 2002 Total Portfolio    $   1,538   $60,397    $54,786    $26,813   $289,480   $374,824    $197,620  $1,005,458
------------------------------------     =========   =======    =======    =======   ========   ========    ========  ==========




                                             Due        Due       Due        Due        Due       Due         Due
At December 31, 2001                         in        after     after      after      after     after       after
Non-Collateral                              2002       2002       2003       2004       2005      2006        2007       Total
                                         ---------  ---------  ---------  ---------   -------   ---------  ---------  ----------
Fixed Rate Instruments:
Fixed-Rate REMICs........................ $    ---   $   897    $   ---    $   ---   $    ---   $    ---   $     ---   $     897
Agency DUS...............................      ---       ---        ---      7,575     68,594     81,029     153,912     311,110
Agency Debentures .......................      ---       ---        ---        ---    216,804    259,716                 476,520
                                          --------  ---------  ---------  ---------   -------   ---------  ---------  ----------
                                                                                                                ---
Total Fixed Rate Instruments.............      ---       897        ---      7,575    285,398    340,745     153,912     788,527
                                          --------  ---------  ---------  ---------   -------   ---------  ---------  ----------

Floating-Rate Instruments:
Floating-Rate REMICs.....................    3,192     8,182      5,370      2,199        ---        ---         ---      18,943
Agency ARMs..............................      241    17,108     10,436        ---        ---        ---         ---      27,785
Agency Hybrid ARMs.......................      ---     3,216     26,412      7,630        ---        ---         ---      37,258
                                            ------    ------     ------     ------  ---------  ---------  ----------     -------
Total Floating Rate Instruments..........    3,433    28,506     42,218      9,829        ---        ---         ---      83,986
                                          --------  ---------  ---------  ---------   -------   ---------  ---------  ----------

Total................................... $   3,433   $29,403    $42,218    $17,404   $285,398   $340,745    $153,912   $ 872,513
                                         =========   =======    =======    =======   ========   ========    ========  ==========




                                             Due        Due       Due        Due        Due       Due         Due
                                             in        after     after      after      after     after       after
At December 31, 2001 Collateral             2002       2002       2003       2004       2005      2006        2007       Total
                                         ---------  ---------  ---------  ---------   -------   ---------  ---------  ----------
Fixed Rate Instruments:
Fixed-Rate REMICs.........................   $---       $---    $   ---    $   ---   $ 46,814   $    ---    $    ---  $   46,814
Agency DUS................................    ---        ---        ---        ---        ---        ---         ---         ---
Agency Debentures ........................    ---        ---        ---        ---        ---        ---         ---         ---
                                          --------  ---------  ---------  ---------   -------   ---------  ---------  ----------
Total Fixed Rate Instruments..............    ---        ---        ---        ---     46,814        ---         --       46,814
                                          --------  ---------  ---------  ---------   -------   ---------  ---------  ----------


Floating-Rate Instruments:
Floating-Rate REMICs......................   3,360    16,470      6,173      7,263        ---        ---        ---       33,266
Agency ARMs...............................   1,376     9,664        504      3,743      3,524        ---       1,267      20,078
Agency Hybrid ARMs........................     ---    29,234      5,863        ---        ---        ---         ---      35,097
                                          --------  ---------  ---------  ---------   -------   ---------  ---------  ----------

Total Floating Rate Instruments...........   4,736    55,368     12,540     11,006      3,524        ---       1,267      88,441
                                          --------  ---------  ---------  ---------   -------   ---------  ---------  ----------

Total....................................$   4,736   $55,368    $12,540    $11,006   $ 50,338   $    ---    $  1,267  $  135,255
                                         =========   =======    =======    =======   ========   ========    ========  ==========

At December 31, 2001 Total Portfolio     $   8,169   $84,771    $54,758    $28,410   $335,736   $340,745    $155,179  $1,007,768
------------------------------------     =========   =======    =======    =======   ========   ========    ========  ==========


Actual maturities may differ from maturities shown above due to prepayments.





Part II

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities and Use of the Proceeds

None

Item 3   Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Securityholders

None

Item 5   Other Information

On August 12, 2002, the Board of Directors of the Company elected
John Powers to succeed George T. Deason as Secretary of the Company. In addition, Diana Mitchell was elected Assistant Secretary and Thomas Clyne was elected Chief Financial Officer of the Company.

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

                                          BNP U.S. FUNDING L.L.C.
                                                            Registrant



Date:  November 14, 2002                  By  /s/ Jean-Pierre Beck
                                              ------------------------
                                              Jean-Pierre Beck
                                              President and Director


Date: November 14, 2002                   By /s/ Thomas Clyne
                                             -------------------------
                                             Thomas Clyne
                                             Chief Financial Officer

                                  Certification


                    Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)


Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers on BNP U.S. Funding L.L.C., a Delaware limited liability company (the "Company"), does here certify, to the best of such officer's knowledge, that:

The Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Form 10-Q") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material aspects, the financial condition and results of operations of the Company.



Date:  November 14, 2002                  By  /s/ Jean-Pierre Beck
                                              ------------------------
                                              Jean-Pierre Beck
                                              President and Director


Date: November 14, 2002                   By  /s/ Thomas Clyne
                                              -------------------------
                                              Thomas Clyne
                                              Chief Financial Officer



The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Form 10Q or as a separate disclosure document

                       Annual and Quarterly Certifications
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Thomas Clyne, certify that:

1. I have reviewed this quarterly report on Form 10-Q of BNP U.S. Funding
L.L.C.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                                 /s/ Thomas Clyne
                                                 -------------------------------
                                                 Title:  Chief Financial Officer

                       Annual and Quarterly Certifications
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Jean-Pierre Beck, certify that:

1. I have reviewed this quarterly report on Form 10-Q of BNP U.S. Funding
L.L.C.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                          /s/ Jean-Pierre Beck
                                          --------------------------------------
                                          Title: President and Director