Form 10-K
period 2002-12-31
BNP US FUNDING LLC
filed 2003-03-31
CIK 1054659

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2002

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

        Securities registered pursuant to Section 12(b) of the Act: None

                                                  Name of Each Exchange on
        Title of Each Class                           which Registered
 ------------------------------------       ------------------------------------
                 None                                     None

           Securities registered pursuant to Section 12(g) of the Act:

                  Noncumulative Preferred Securities, Series A
       (Liquidation Preference US$10,000 per Series A Preferred Security)
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|X|

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes|_| No|X|

         All outstanding shares of Common Stock were held by BNP PARIBAS, the Registrant's parent Company, at December 31, 2002

Number of Shares of Common Stock outstanding on December 31, 2002: 53,011


  Document incorporated by reference                  Part of Form 10-K
           in this Form 10-K                          which incorporated
 ------------------------------------       ------------------------------------
               None                                          --

                                Form 10-K Index


                                                                     PAGE
                                                                     ----
PART I
------
   Item 1:  Business....................................................3
   Item 2:  Properties.................................................10
   Item 3:  Legal Proceedings..........................................10
   Item 4:  Submission of Matters to a Vote
              of Securityholders.......................................10
PART II
-------
   Item 5:  Market for Registrant's Common Equity and Related
              Securityholder Matters...................................10
   Item 6:  Selected Financial Data....................................10
   Item 7:  Management's Discussion and Analysis of
              Financial Condition and Results of Operations............11
   Item 7A: Quantitative and Qualitative Disclosures About
              Market Risk..............................................15
   Item 8:  Financial Statements and Supplementary Data................20
   Item 9:  Changes In and Disagreements With Accountants
              on Accounting and Financial Disclosure...................38
PART III
--------
   Item 10: Directors and Executive Officers of the Company............38
   Item 11: Executive Compensation.....................................39
   Item 12: Security Ownership of Certain Beneficial
              Owners and Management....................................39
   Item 13: Certain Relationships And Related Transactions.............39
   Item 14: Controls and Procedures....................................39

PART IV
-------
   Item 15: Exhibits, Financial Statement Schedules and
              Reports on Form 8-K......................................39

FORWARD LOOKING DISCLOSURE STATEMENT

From time to time, the Company may publish, verbally or in written form, forward-looking statements relating to such matters as anticipated financial performance, economic conditions, interest rate levels, investment prospects and similar matters. In fact, this annual report on Form 10-K (or any other periodic reporting documents required by the Securities Exchange Act of 1934 Act, as amended) may contain forward-looking statements reflecting the current views of the Company concerning potential future events or developments. The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements. In order to comply with the terms of the "safe harbor," the Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties which may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: uncertainties relating to economic conditions and interest rate levels, and uncertainties relating to government and regulatory policies. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made.

         Item 1:  Business

General

BNP U.S. Funding L.L.C. (the "Company" or the "Registrant") is a Delaware limited liability company formed on October 14, 1997, for the purpose of acquiring and holding certain types of eligible securities that generate net income for distribution to the holders of its Series A Preferred Securities (as defined below) and its redeemable Common Securities (as defined below). The Company has no subsidiaries and is a wholly owned subsidiary of the New York Branch (the "Branch") of BNP PARIBAS (formerly, Banque Nationale de Paris), a societe anonyme or limited liability corporation organized under the laws of the Republic of France (the "Bank", "BNP PARIBAS" or "BNPP"). The Company was continued pursuant to the Amended and Restated Limited Liability Company Agreement of the Company (the "Company's Charter" or the "Charter") entered into on December 5, 1997, by the Branch.

The Company was initially capitalized on October 14, 1997, with the issuance to the Branch of one share of the Company's redeemable common securities, $10,000 par value (the "Common Securities"). On December 5, 1997 (inception), the Company commenced operations concurrent with the issuance of 50,000 Series A, liquidation preference $10,000 per security, (the "Series A Preferred Securities"), to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and the issuance of an additional 53,010 Common Securities to the Branch. These issuances raised in the aggregate $1,030,115,873 of net capital (including $5,873 of additional paid in capital). This entire amount was used to acquire a portfolio of debt securities (the "Initial Portfolio") at their fair values from the Branch. On December 3, 2002, the Branch contributed $3,000,000 of additional paid in capital.

The Company entered into a services agreement (the "Services Agreement") with the Branch on December 5, 1997, pursuant to which the Branch maintains the securities portfolio of the Company (the "Portfolio") and performs other administrative functions. All of the Company's officers and employees are officers or employees of the Branch or the Bank. The securities in the Portfolio are held by Citibank N.A., acting as trustee (the "Trustee") under the trust agreement between the Company and Citibank N.A. dated December 1, 1997 (the "Trust Agreement").

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

Set forth below is a description, as of December 31, 2002, of the Portfolio. As of December 31, 2002, the Eligible Securities included in the Portfolio had an aggregate amortized cost of $987,326,016 and an estimated fair value of $1,100,552,196. The composition of the Portfolio, stated in terms of amortized cost, is presented in the following table:

Portfolio As of December 31, 2002

                                                                                Percentage of
                                                           Aggregate             Portfolio by          Number of
                                                     Amortized Cost ($000)         Aggregate          Securities
                Type of Security                                                Amortized Cost
------------------------------------------------     --------------------   --------------------     -------------
   Floating-Rate REMICs..............................        $    25,367              2.57%                 11
   Fixed-Rate REMICs.................................             46,309              4.69                   3
   Agency ARMs.......................................             25,707              2.60                  25
   Agency Hybrid ARMs................................             37,674              3.82                  17
   Agency Debentures.................................            486,760             49.30                  12
   Agency DUSs.......................................            365,509             37.02                  28
                                                               ---------           --------                ---
   TOTAL.............................................        $   987,326            100.00%                 96
                                                               =========           ========                ===

Description of Types of Securities

Floating-Rate REMICs

Floating-Rate REMICs are backed by Agency Securities where a particular portion of the cash flows are directed to the Floating-Rate REMICs. FNMA, FHLMC and GNMA all guarantee the full and timely payment of principal and interest on the pools of mortgages, which flow through to the REMICs. These REMICs are floating-rate securities whose interest rates reset monthly at the then-current rate of one-month LIBOR plus a margin. The interest ratio is subject to a lifetime cap and floor. The interest cap, floor and margin all vary by security.

                              FLOATING-RATE REMICS

                             As of December 31, 2002

                                                                                       Weighted
                                 Amortized Cost    Current Coupon      Life Cap      Average Life
            Series                  ($000)                                             (Years)        Maturity Date
----------------------------   -----------------  ----------------    -----------   ---------------  ----------------


FANNIE MAE 1993-210 FB........       $7,278            1.84%             9.00%            1.43          10-25-2022
FHLMC-GNMA 38 F...............          387            1.94             10.00             0.35           8-25-2023
FANNIE MAE 1997-28 FA.........        1,593            3.40             10.00             2.87           5-25-2027
FANNIE MAE 1990-121 F.........        3,335            2.24             11.50             2.31          10-25-2020
FANNIE MAE 1992-141 FA........        1,053            1.94             10.50             1.37           8-25-2007
Morgan Stanley Mortgage
    Trust 41 Class 1(1).......        1,455            2.09             10.00             2.32           2-20-2022

FREDDIE MAC 1040 H............        3,821            2.39             11.00             2.32           2-15-2021
FANNIE MAE 1997-42 F..........          159            1.94              9.00             0.08          12-18-2025
FANNIE MAE 1935 FA............          304            2.04              9.00             0.08           2-15-2026
FANNIE MAE 1721 M.............        4,550            3.56              9.00             0.55           5-15-2024
FANNIE MAE G92 60 F...........        1,432            3.36             10.00             2.11          10-25-2022
                                      -----
Total.........................      $25,367
                                     ======


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

                                FIXED-RATE REMICS

                             As of December 31, 2002

                                          Amortized      Current      Weighted Average     Maturity
        Series                           Cost ($000)     Coupon        Life (Years)         Date
---------------------------------       -------------   ---------    ------------------  ------------
FANNIE MAE 1997-56 PE...........          $35,655         6.50%            0.78           6-18-2026
FANNIE MAE 1993-188B TA.........              654         6.50             0.34          10-25-2013
FANNIE MAE 1997-M5 C............           10,000         6.74             4.64           8-25-2007
                                           ------
Total...........................          $46,309
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

                                   AGENCY ARMs

                             As of December 31, 2002

                      Amortized Cost     Current      Life     Weighted Average    Maturity
      Pool No. (1)     ($000)            Coupon       Cap       Life (Years)         Date
    --------------  ------------------------------------------------------------------------

     FH 846384          $ 1,066           4.89%       11.77%         1.93         12-1-2026
     FN 313190              919           4.86        12.12          9.34          9-1-2026
     FN 313242              373           4.56        11.96          4.75         11-1-2026
     FN 313311              303           5.21        11.86          1.28         12-1-2026
     FN 313377              951           5.44        11.74          2.05          2-1-2027
     FN 313432              440           5.63        11.84          7.19          2-1-2027
     FN 363057              162           6.24        11.38          0.69          2-1-2027
     FN 363070              371           5.41        11.49          2.78          3-1-2027
     FN 367349              188           6.35        11.98         14.12         12-1-2026
     FN 370478               76           6.09        11.37         14.17          2-1-2027
     FN 370479              129           5.74        11.31          6.13          3-1-2027
     FN 374711              331           4.61        11.72          3.29          7-1-2027
     FN 378243               59           4.85        12.23         14.32          7-1-2027
     FN 391247            1,384           4.88        11.37          5.15          4-1-2027
     FN 394850               36           4.71        12.07          0.37          7-1-2027
     FN 397901              534           4.62        11.89          1.76          8-1-2027
     FH 610727              180           5.14        12.35         11.30          5-1-2027
      G 280094            3,902           5.75        11.00          1.69         7-20-2027
      G  28506            4,065           5.75        12.50          3.12         9-20-2024
      G 280001              896           6.63        11.00          3.52        10-20-2026
     FH 786213            3,791           6.89        12.55          1.34         12-1-2027
     FH 785825            1,471           6.77        12.18          0.95          5-1-2027
     FH 786088            3,902           6.72        12.26          0.99         12-1-2027
     FN 396355              121           4.62        11.80         13.88          8-1-2027
     FN 419444               57           4.75        11.59         10.18          2-1-2028
                         ------
 Total.............     $25,707
                         ======



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

                               AGENCY HYBRID ARMs

                             As of December 31, 2002

                  Amortized Cost     Current      Life     Weighted Average    Maturity
  Pool No. (1)     ($000)            Coupon       Cap       Life (Years)         Date
--------------  --------------------------------------------------------------------------

FN 312824          $ 738              7.38%      12.38%           1.24         6-1-2025
FN 345856          2,221              4.45       11.87            1.65         8-1-2026
FN 361370          4,531              4.85       13.57            1.47         7-1-2026
FN 361372          6,132              7.86       12.90            1.72         7-1-2026
FN 374138          3,282              4.37       11.35            3.12         3-1-2027
FN 397136          2,495              7.74       13.76            3.33         6-1-2027
FN 362968            528              7.67       12.24            1.24         1-1-2026
FN 374917          1,495              6.60       11.75            1.91         4-1-2027
FN 403006          1,525              6.46       11.50            1.46        11-1-2027
FN 404484          1,074              6.44       11.50            0.64        11-1-2027
FN 422265          2,349              6.53       13.26            1.97         1-1-2026
FN 422268            660              6.63       12.94            1.34        12-1-2024
FN 422276          4,848              5.52       13.23            1.57        12-1-2027
FN 409850            946              6.65       11.63            1.47         3-1-2028
FN 415286          1,157              5.89       12.38            1.09         2-1-2028
FN 417833          2,322              6.25       11.45            1.25         3-1-2028
FH 786414          1,371              6.56       12.03            2.05         7-1-2028
                 -------
    Total.......$ 37,674
                 =======


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

                                AGENCY DEBENTURES

                             As of December 31, 2002

   Security            Amortized Cost       Current          Weighted Average        Maturity
  Description              ($ 000)           Coupon           Life (Years)              Date
------------------------------------------------------------------------------------------------
FHLMC 3134A2DT2         $  24,534             5.75%                4.50              4-15-2008
FNMA 31359MCY7            129,400             2.13                 4.51              10-9-2007
FNMA 31359MDR1             60,629             1.75                 4.96              3-26-2008
FNMA 31359MDU              46,238             6.00                 4.56              5-15-2008
FNMA 31359C5BO             23,919             6.44                 3.92              8-14-2007
FNMA 31359C6C               7,496             6.48                 3.95              8-27-2007
FNMA 31359CU55             12,203             6.70                 3.86              6-19-2007
FNMA 31359CYE              50,000             6.68                 3.58               3-5-2007
FNMA 31359MGH0             53,322             6.63                 4.07             10-15-2007
FNMA 31359CYX0             50,000             6.80                 3.60              3-14-2007
FNMA 31359C5Q7             19,053             6.55                 3.93              8-20-2007
FHLMC 3134A4NW0             9,966             4.88                 3.72              3-15-2007
                          -------
Total                    $486,760
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


                                   AGENCY DUSs

                             As of December 31, 2002

          Security                Amortized Cost             Current          Weighted Average         Maturity
         Description                  ($ 000)                Coupon             Life (Years)             Date
-----------------------------------------------------------------------------------------------------------------
FNMA 380491                         $    5,681               6.11%                  5.31                7-1-2008
FNMA 380583                             18,969               6.15                   5.30                8-1-2008
FNMA 381578                             23,246               6.23                   6.39                5-1-2009
FNMA 381608                              7,022               5.93                   6.11                5-1-2009
FNMA 381640                              5,687               5.86                   6.03                4-1-2009
FNMA 380933                              7,902               5.92                   5.69               12-1-2008
FNMA 381152                              5,103               5.88                   5.84                1-1-2009
FNMA 381294                              1,931               5.81                   5.84                2-1-2009
FNMA 381488                              4,274               6.19                   6.04                4-1-2009
FNMA 381514                              4,913               6.19                   6.04                4-1-2009
FNMA 381730                             15,573               6.39                   6.20                6-1-2009
FNMA 381705                              3,965               6.26                   6.19                6-1-2009
FNMA 381450                             11,695               5.78                   5.99                3-1-2009
FNMA 381115                             11,463               5.97                   5.69               12-1-2008
FNMA 381117                              4,904               5.80                   5.84                1-1-2009
FNMA 380115                             42,791               6.29                   5.01                3-1-2008
FNMA 381556                             15,348               6.04                   6.01                4-1-2009
FNMA 380798                              4,547               5.64                   5.53               10-1-2008
FNMA 375433                              8,250               6.68                   4.63               10-1-2007
FNMA 375618                              7,000               6.42                   4.98               12-1-2007
FNMA 375385                              4,718               6.87                   4.56                9-1-2007
FNMA  20021                             67,863               7.20                   3.70               10-1-2006
FNMA 535642                              9,742               6.94                   4.05               10-1-2007
FNMA 313672                             20,351               7.01                   3.84                6-1-2007
FNMA 382497                              7,557               7.41                   4.46                7-1-2007
FNMA 375471                              9,234               6.63                   4.63               10-1-2007
FNMA 460685                             26,500               4.90                   3.83                8-1-2007
FNMA  73440                              9,280               6.83                   3.23                5-1-2006
                                       -------
     Total.........                   $365,509
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

Dividends

Holders of Common Securities are entitled to receive dividends when, as and if declared by the Company's Board of Directors, out of net gains from the disposition of securities in the Portfolio and net income not required to be applied to fund dividends with respect to the Series A Preferred Securities. During 2002, the Company did not declare or pay any dividends with respect to Common Securities.



Item 6:           Selected Financial Data

The following table sets forth selected financial data at December 31, 2002, December 31, 2001, December 31, 2000, December 31, 1999, December 31, 1998, and for the years then ended:

(in thousands, except share and yield data)


                                                 2002             2001            2000            1999            1998
                                           --------------- ---------------- --------------- --------------- ----------------

Income Statement:
-----------------
Interest income                               $    34,548      $    52,568     $    67,330     $    58,485      $    53,703
Net income                                         32,894           52,277          66,341          57,685           53,432
Average number of Redeemable
   Common Securities outstanding                   53,011           53,011          53,011          53,011           53,011
Net income (loss) per Redeemable
   Common Security                                (109.34)          256.31          521.61          358.33           278.10

Balance Sheet:
--------------
Investment securities at carrying value         1,099,570        1,041,244       1,019,696         981,352          962,027
Total assets                                    1,150,885        1,081,823       1,056,505       1,263,193        1,574,170
Series A Preferred Securities outstanding         500,000          500,000         500,000         500,000          500,000
Total Redeemable Common Securities,
   Preferred Securities, and
   Securityholders' Equity                    $ 1,062,024      $ 1,051,702     $ 1,039,143     $ 1,030,131      $ 1,044,151

Other Data:
-----------
Comprehensive income                          $    46,012      $    61,968     $    75,003     $    43,477      $    62,717
Dividends paid on Series A
   Preferred Securities                       $    38,690      $    38,690     $    38,690     $    38,690      $    38,690
Dividends paid on Redeemable
   Common Securities                          $         -      $    10,719     $    27,301     $    18,807      $    14,134
Number of Series A Preferred
   Securities outstanding                          50,000           50,000          50,000          50,000           50,000
Number of Redeemable Common
   Securities outstanding                          53,011           53,011          53,011          53,011           53,011
Average yield on investment securities
   (before results of hedging activities)           6.02%            6.40%           6.39%           6.07%            5.15%


Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion pertains to the years ended December 31, 2002, and December 31, 2001 (the "2002 Period" and the "2001 Period").

General

The Company was formed on October 14, 1997, and commenced operations on December 5, 1997, by the sale to qualified institutional buyers of 50,000 Series A Preferred Securities and the sale to the Branch of 53,011 Common Securities. Together, such sales raised net capital of $1,030,115,873, which the Company used to purchase the Initial Portfolio from the Branch. On December 3, 2002, the Branch contributed $3,000,000 of additional paid in capital.

The Company's sole business is to acquire, hold and manage debt instruments, largely consisting of mortgage obligations, in the Portfolio, which generate net income for distribution to securityholders. The Company's major source of income is interest generated by the securities in the Portfolio.

Results of Operations

For the 2002 Period and 2001 Period, the Company had revenues of $34,548,021 and $52,567,798, respectively. These amounts consisted of interest income on the investment securities, the unrealized gain/loss on hedged securities and the derivatives used as hedging instruments and interest on deposits.

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

For the 2002 and 2001 Period, interest on the securities in the Portfolio amounted to $48,742,745 and $50,881,325, respectively, representing an aggregate yield of 6.02% and 6.40%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows (yield based on average amortized cost):


                                          2002                              2001
                              ---------------------------       ---------------------------
Floating-Rate REMICs.....     $       965,385     2.73%         $     3,425,596      4.90%
Fixed-Rate REMICs........     $     3,462,521     6.18%         $     3,170,738      6.51%
Agency ARMs..............     $     1,989,080     5.87%         $     4,074,858      6.40%
Agency Hybrid ARMs.......     $     2,568,276     5.04%         $     5,512,599      6.04%
Agency Debentures........     $    18,321,849     6.24%         $    15,579,758      6.50%
Agency DUS...............     $    21,435,634     6.31%         $    19,117,776      6.79%

The yield on Agency Debentures is based on U.S. dollar denominated securities which excludes the Japanese Yen denominated securities.

During the 2002 Period, the yield on the Agency DUSs, Agency Debentures and Fixed Rate REMICs was approximately 1.84%, 3.93% and 5.65%, respectively, when taking into account the income from the derivative products used to hedge these securities. During the 2001 Period, the yield on the Agency DUSs and Agency Debentures was approximately 4.96% and 4.78%, respectively, when taking into account the income from the derivative products used to hedge these securities. There were no derivative products used to hedge Fixed Rate REMICs in 2001.



The average amortized cost of the Portfolio during the 2002 and the 2001 Period was $999,381,314 and $983,343,224, respectively. This reflects the following prepayments and reinvestments:

PREPAYMENTS                             2002                            2001
                               -----------------------       ------------------------
Floating- Rate REMICs....      $       26,744,870             $       33,209,726
Fixed-Rate REMICs........      $       11,464,773             $        4,558,040
Agency ARMs..............      $       21,818,440             $       32,828,037
Agency Hybrid ARMs.......      $       33,963,351             $       36,295,472
Agency DUS...............      $        3,652,294             $        4,100,197
Agency Debentures........      $              ---             $              ---

REINVESTMENTS                           2002                            2001
                               -----------------------       ------------------------
Floating- Rate REMICs....      $              ---            $               ---
Fixed-Rate REMICs........      $       10,000,000            $               ---
Agency ARMs..............      $              ---            $               ---
Agency Hybrid ARMs.......      $              ---            $               ---
Agency DUS ..............      $       58,069,432            $        49,267,414
Agency Debentures........      $        9,960,584            $        72,206,900


The Company also recorded interest income from short-term investments for the 2002 Period and 2001 Period of $615,341 and $1,774,383, respectively. These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio, (ii) prepayments of principal pending their reinvestment and (iii) short-term investments classified as cash equivalents.

As of December 31, 2002, and December 31, 2001, as calculated by aggregate amortized cost, approximately 50.70% and 52.71%, respectively, of the Portfolio consisted of collateralized mortgage obligations (Floating-Rate REMICs and Fixed-Rate REMICs) and mortgage backed securities (Agency ARMs, Agency Hybrid ARMs and Agency DUSs), and approximately 49.30% and 47.29%, respectively, consisted of Agency Debentures. As of December 31, 2002 and December 31, 2001, floating rate securities accounted for approximately 8.99% and 17.11%, respectively, of the Portfolio's collateralized mortgage obligations and mortgage backed securities. In addition, a significant portion of the Agency Debentures and the Agency DUSs are hedged so that in all but one case, the fixed rate interest received on the bonds are converted into prevailing floating rates.

The aggregate market value of the securities in the Portfolio as of December 31, 2002, and December 31, 2001, was higher than the amortized cost by approximately 11.47% and 3.63%, respectively, due to a net decrease in interest rates from the time of their original purchase. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statement of Income, pursuant to application of SFAS 133, (Note
2). Unrealized gains and losses on the non-hedged securities are reported as a component of "Other Comprehensive Income".

Operating expenses for the 2002 Period and the 2001 Period totaled $1,406,521 and $1,229,832, respectively. Operating expenses consisted largely of fees paid to the Branch under the Services Agreement, fees of Citibank as Trustee, consulting fees and audit fees. Under a specific allocation methodology, the costs of Branch personnel servicing the Company have increased. This allocation is based on actual man-hours devoted to the activities of the Company and remains at arms length.


The Company's net income in the 2002 Period was $32,893,445 and for the 2001 Period it was $52,276,636. As of December 31, 2002, the Company had declared and paid dividends as follows:

       Security                       Amount                 Date Paid
------------------------            -----------          -----------------
Series A Preferred Securities       $19,345,000          June 5, 2002
Series A Preferred Securities       $19,345,000          December 5, 2002

These amounts were paid from the Company's earnings generated from the period December 1, 2001, to November 30, 2002, earnings from prior periods, and the December 2002 infusion of capital.

Receivable Arising from Payment for Securities Pursuant to the Application of SFAS 125, as replaced by SFAS 140

Due to the potential consequences of a Shift Event (defined herein Item 8, Note
2), the Company's purchase of the Initial Portfolio (as defined in Item 1 herein) from the Branch did not meet certain SFAS 125, as replaced by SFAS 140, sale accounting requirements. Accordingly, the Company recorded at December 5, 1997 a receivable for the consideration paid to the Branch for the Initial Portfolio treated as collateral. As a legal and economic matter, however, there is no such receivable since (a) neither the Bank nor the Branch has any obligation to repay any part of the purchase price for the Initial Portfolio or to repurchase or redeem any of the securities included therein, and (b) the Company has no obligation to return any of such securities to the Bank or the Branch (except in the limited circumstances and to the extent that the occurrence of a Shift Event under the Charter would require the transfer of any assets held by the Company at the time). As the securities in the Initial Portfolio are paid, the receivable will be deemed to be realized by an amount corresponding to the amount of the payments received. At December 31, 2002, and December 31, 2001, the receivable arising from payment for securities amounted to $85,660,254 and $135,255,432, respectively. The decrease in the amount of such receivable between the two dates reflects the prepayment of securities in the Initial Portfolio. The Company recognized the cash proceeds of such prepayments as a reduction in the receivable. Such decreases in the receivable did not affect the Company's results of operations or cash flow. Disclosures required under SFAS 125, as replaced by SFAS 140, are included in Note 3.

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

The low interest rate environment has adversely affected the Company's income. The Company has not declared dividends on the Common Securities since June 2001 in order to retain earnings available for the payment of dividends to the holders of the Series A Preferred Securities. Dividends to the Preferred Securityholders may be paid out of (i) net income, determined without regard to capital gains or losses, or (ii) amounts contributed by the Bank or the Branch to the Company's capital. In the continued low interest rate environment in 2002, the Branch contributed $3,000,000 of additional paid in capital, which was used to facilitate the semi-annual payment of dividends to the holders of the Series A Preferred Securities.

Based on 2003 projected earnings, the Company may require an additional cash contribution from the Branch to ensure payment of preferred dividends. The Company cannot make any assurances that further decreases in interest rates or a sustained low interest rate environment will not have a further adverse effect on the Company's income.

BNP PARIBAS Group's total and Tier 1 risk-based capital ratios at December 31, 2002, were 10.9% and 8.1%, and at December 31, 2001, were 10.8% and 7.8%, which are well above the minimum standards required by French banking regulations, currently 8% for total risk-based capital and 4% for Tier 1 risk-based capital. A "shift event" would occur if BNP Paribas' risk-based capital fell below these minimum standards of 8% and 4%, respectively. See Note 2 of the attached financial statements for a detailed explanation of "Shift Events".

Critical Accounting Policies

Management believes its critical accounting policies relate to recognition and valuation of financial instruments, as further defined in Item 8, Note 2.

Accounting and Reporting Developments

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

The Company has made an assessment of all its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at December 31, 2002. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

All of the Company's outstanding hedging transactions are fair value hedges. For the year ended December 31, 2002, and December 31, 2001, the Company recognized $1,225,111 and $1,041,095, respectively, in current year earnings related to the ineffective portion of fair value hedges. The fair value of these hedging instruments was $(86,023,329) at December 31, 2002, and $(19,003,975) at
December 31, 2001, and has been recorded in "Other liabilities". It has been offset, except for the ineffective portion of the hedge, by the revaluation of the respective hedged investment securities. The fair value of the hedging instruments does not include accrued interest receivable and payable, which are shown separately on the balance sheet.

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

The outstanding principal amount and estimated fair value as of December 31, 2002, by each category of investment, is depicted in Item 8.

Interest Rate Risk

The Company's income consists primarily of interest payments on collateralized mortgage obligations, mortgage-backed securities, agency debentures and agency DUSs. Currently, the Company uses derivative products to manage a portion of its interest rate risk.

The year 2002 was characterized by a persistently low interest rate environment that reached its lowest level of the year during the last quarter of 2002.

This situation has affected the Company's income through the floating rate component of the portfolio (floating-rate securities and fixed-rate securities converted to floating-rate instruments through interest rate swaps). It is expected that this situation may continue in 2003, and the income will remain linked to the evolution of the yield curve.

The Company regularly reviews its hedging requirements. In the future the Company expects to enter into additional swaps and unwind part or all of the initial and any future swaps. This strategy is implemented in order to rebalance the fixed and floating mix of interest obligations (including those arising as a result of previous interest rate swaps entered into) and the fixed and floating mix of interest payments.

The Company's interest rate management strategy will continue to be rebalanced with any purchases of new investments. There can be no assurance, however, that the Company's interest rate risk management strategies will be effective in this regard.

The Company is a party to twenty-five interest rate swaps and six cross currency swaps with BNP PARIBAS, as set out in the table below. In all but one of these swaps, the Company pays a fixed coupon and receives floating rate payments on the notional balances.


    Fair Value at          Notional
 December 31, 2002        Balance
   (in thousands)       (in thousands)       Value Date           Maturity Date      Fixed Rate             Receive Rate
----------------------------------------------------------------------------------------------------------------------------------

      $   (3,382)        $   42,000      November 25, 1998      March 26, 2008        JPY 1.75     US Three Month Libor Plus Six
                                                                                                   Basis Points

          (5,809)            58,000      November 25, 1998      October 9, 2007       JPY 2.125    US Three Month Libor Plus Six
                                                                                                   Basis Points

          (2,684)            18,969      November 25, 1998      August 25, 2008       US 6.15      US One Month Libor Plus Five
                                                                                                   Basis Points

          (3,671)            23,246      May 25, 1999           May 25, 2009          US 6.23      US One Month Libor Plus One and
                                                                                                   Half Basis Points

          (8,590)            50,000      February 12, 1999      March 5, 2007         US 6.68      US Three Month Libor Minus Two
                                                                                                   Basis Points

          (8,792)            50,000      February 11, 1999      March 14, 2007        US 6.80      US Three Month Libor Minus Two
                                                                                                   Basis Points

          (2,159)            30,000      March 29, 1999         October 9, 2007       JPY 2.125    US Three Month Libor Minus Two
                                                                                                   and Half Basis Points

          (2,710)            26,400      April 6, 1999          October 9, 2007       JPY 2.125    US Three Month Libor Minus One
                                                                                                   Basis Point

          (3,711)            25,861      June 25, 1999          June 25, 2009         US 6.26      US One Month Libor plus Three
                                                                                                   and Half Basis Points

          (2,779)            20,617      February 25, 1999      February 25, 2009     US 5.95      US One Month Libor Plus Three
                                                                                                   Basis Points

          (2,538)            15,573      July 1, 1999           June 25, 2009         US 6.39      US One Month Libor Plus Three
                                                                                                   and Half Basis Points

          (6,206)            42,791      September 27, 1999     March  25, 2008       US 6.29      US One Month Libor Plus Five
                                                                                                   Basis Points

          (2,173)            15,348      November 26, 1999      April 25, 2009        US 6.04      US One Month Libor Plus Four
                                                                                                   Basis Points

          (3,662)            28,062      September 27, 1999     March 25, 2009        US 5.858     US One Month Libor Plus Four
                                                                                                   Basis Points

          (1,081)             7,000      August 1, 2000         December 1, 2007      US 6.42      US One Month Libor

          (4,737)            29,084      August 1, 2000         October 1, 2006       US 7.20      US One Month Libor Minus Two
                                                                                                   Basis Points

          (1,303)             8,250      June  26, 2000         October 1, 2007       US 6.68      US One Month Libor Plus One and
                                                                                                   Half Basis Points

          (1,329)             9,265      June  26, 2000         October 1, 2008       US 6.06      US One Month Libor

             122             15,000      November 2, 2000       October 9, 2007       JPY 2.125    US Three Month Libor Minus Two
                                                                                                   Basis Points

          (1,178)             7,457      October 2, 2000        June 1, 2007          US 7.007     US One Month Libor Minus Two
                                                                                                   Basis Points

          (1,430)             7,557      October 2, 2000        July 1, 2007          US 7.405     US One Month Libor Minus Two
                                                                                                   Basis Points

           1,683             18,000      January  17, 2001      March 26, 2008        JPY 1.750    U.S. 5.80

          (1,547)             9,743      March 25, 2001         October 25, 2007      US 6.94      US One Month Libor Plus Two
                                                                                                   Basis Points

          (3,131)            19,389      September 4, 2001      October 1, 2006       US 7.20      US One Month Libor Plus Two
                                                                                                   Basis Points

          (1,548)             9,695      October 2, 2001        October 1, 2006       US 7.20      US One Month Libor Plus Seven
                                                                                                   Basis Points

          (1,537)             9,694      January 2, 2002        October 16, 2006      US 7.20      US One Month Libor Plus Ten
                                                                                                   Basis Points

          (1,448)             9,234      May 1, 2002            October 25, 2007      US 6.63      US One Month Libor Plus One
                                                                                                   Basis Points

          (1,636)            10,000      May 3, 2002            August 25, 2007       US 6.74      US One Month Libor Plus One
                                                                                                   Basis Points

          (2,139)            26,500      August 25, 2002        August 25, 2007       US 4.90      US One Month Libor Plus Five
                                                                                                   Basis Points

          (1,994)            12,894      September 25, 2002     June 25, 2007         US 7.007     US One Month Libor Plus Seven
                                                                                                   Basis Points

          (1,241)             9,280      October 25, 2002       May 25, 2006          US 6.83      US One Month Libor Plus Seven
  ----------------       ----------                                                                Basis Points

 $       (84,340)         $ 664,909
  ===============          ========

The fair value of the swap portfolio was $(84,340,226) and $(19,003,975) at December 31, 2002, and December 31, 2001, respectively. The change in fair value was primarily due to changes in prevailing market interest rates.

The main feature of the mortgage securities is their sensitivity to the prepayment of mortgage loans, creating a contraction risk when interest rates decline and an extension risk when interest rates increase. The estimate of the prepayment rate is given either by the CPR (Conditional Prepayment Rate) or the PSA (Public Securities Association) prepayment model. Because of this risk, the securities are valued based on their average life rather than on their stated maturity date. The prepayment risk is evaluated and analyzed as this impacts the structure of the portfolio and the re-investment policy.

The breakdown of the Company's available-for-sale securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below ($ in 000's) based on management's prepayment assumptions:

                                            Due       Due        Due        Due       Due         Due         Due
At December 31, 2002                        in       after      after      after     after       after       after
Non-Collateral                             2003       2003       2004       2005       2006       2007        2008         Total
----------------------------------       ------------------------------------------------------------------------------------------
Fixed Rate Instruments:
Fixed-Rate REMICs....................... $  654    $  ---      $  ---    $   ---    $10,000    $   ---      $   ---    $    10,654
Agency DUS..............................    ---       ---         ---    123,994     46,501    114,986       80,028        365,509
Agency Debentures ......................    ---       ---         ---    172,637    314,123        ---          ---        486,760
                                         ------    ------      ------    -------    -------   --------      -------     ----------
Total Fixed Rate Instruments............    654       ---         ---    296,631    370,624    114,986       80,028        862,923
                                         ------    ------      ------    -------    -------   --------      -------     ----------
Floating-Rate Instruments:
Floating-Rate REMICs....................  4,854       ---       1,432        ---        ---        ---          ---          6,286
Agency ARMs.............................  5,373     3,791         ---      4,961        ---        ---           57         14,182
Agency Hybrid ARMs......................  1,074    15,830       1,371        ---        ---        ---          ---         18,275
                                         ------    ------      ------    -------    -------   --------    ----------     ---------
Total Floating Rate Instruments......... 11,301    19,621       2,803      4,961        ---        ---           57         38,743
                                         ------    ------      ------    -------    -------   --------    ----------     ---------

Total...................................$11,955   $19,621     $ 2,803   $301,592   $370,624   $114,986     $ 80,085     $  901,666
                                         ======    ======      ======    =======    =======    =======      =======      =========

                                            Due       Due        Due        Due       Due         Due         Due
At December 31, 2002                        in       after      after      after     after       after       after
Collateral                                 2003       2003       2004       2005       2006       2007        2008         Total
----------------------------------       ------------------------------------------------------------------------------------------
Fixed Rate Instruments:
Fixed-Rate REMICs.......................$35,655   $   ---      $  ---   $    ---   $    ---   $    ---      $   ---       $ 35,655

Agency DUS..............................    ---       ---         ---        ---        ---        ---          ---            ---
Agency Debentures ......................    ---       ---         ---        ---        ---        ---          ---            ---
                                         ------    ------      ------    -------    -------    -------      -------        -------
Total Fixed Rate Instruments............ 35,655       ---         ---        ---        ---        ---          ---         35,655
                                         ------    ------      ------    -------    -------    -------      -------        -------
Floating-Rate Instruments:
Floating-Rate REMICs....................    546     8,331      10,204        ---        ---        ---          ---         19,081
Agency ARMs.............................    198     5,805       1,322        331        373      1,384        2,112         11,525
Agency Hybrid ARMs......................    ---    13,622         ---      5,777        ---        ---          ---         19,399
                                         ------    -------     ------    -------    -------    -------      -------       --------
Total Floating Rate Instruments.........    744    27,758      11,526      6,108        373      1,384        2,112         50,005
                                         ------    ------      ------    -------    -------    -------      -------       --------
Total...................................$36,399   $27,758     $11,526   $  6,108   $    373   $  1,384      $ 2,112       $ 85,660
                                         ======    ======      ======    =======    ========   =======       ======        =======
At December 31, 2002 Total Portfolio    $48,354   $47,379     $14,329   $307,700   $370,997   $116,370      $82,197       $987,326
                                         ======    ======      ======    =======    =======    =======       ======        =======

                                            Due       Due        Due        Due       Due         Due         Due
At December 31, 2001                        in       after      after      after     after       after       after
Non-Collateral                             2002       2002       2003       2004       2005       2006        2007         Total
----------------------------------       ------------------------------------------------------------------------------------------

Fixed Rate Instruments:
Fixed-Rate REMICs.......................$   ---   $   897     $   ---   $    ---   $    ---   $    ---    $     ---     $      897
Agency DUS..............................    ---       ---         ---      7,575     68,594     81,029      153,912        311,110
Agency Debentures ......................    ---       ---         ---        ---    216,804    259,716          ---        476,520
                                         ------    ------      ------    -------    -------    -------     --------      ---------
Total Fixed Rate Instruments............    ---       897         ---      7,575    285,398    340,745      153,912        788,527
                                         ------    ------      ------    -------    -------    -------     --------      ---------
Floating-Rate Instruments:
Floating-Rate REMICs....................  3,192     8,182       5,370      2,199        ---        ---          ---         18,943
Agency ARMs.............................    241    17,108      10,436        ---        ---        ---          ---         27,785
Agency Hybrid ARMs......................    ---     3,216      26,412      7,630        ---        ---          ---         37,258
                                         ------    ------      ------     ------    -------    -------     --------      ---------
Total Floating Rate Instruments.........  3,433    28,506      42,218      9,829        ---        ---          ---         83,986
                                         ------    ------      ------     ------    -------    -------     --------      ---------
Total...................................$ 3,433   $29,403     $42,218    $17,404   $285,398   $340,745    $ 153,912     $  872,513
                                         ======    ======      ======     ======    =======    =======     ========      =========


                                            Due       Due        Due        Due       Due         Due         Due
At December 31, 2001                        in       after      after      after     after       after       after
Collateral                                 2002       2002       2003       2004       2005       2006        2007         Total
----------------------------------       ------------------------------------------------------------------------------------------

Fixed Rate Instruments:
Fixed-Rate REMICs.......................$   ---   $   ---     $   ---   $    ---   $ 46,814   $    ---    $     ---     $   46,814
Agency DUS..............................    ---       ---         ---        ---        ---        ---          ---            ---
Agency Debentures ......................    ---       ---         ---        ---        ---        ---          ---            ---
                                         ------    ------      ------    -------    -------    -------     --------      ---------
Total Fixed Rate Instruments............    ---       ---         ---        ---     46,814        ---          ---         46,814
                                         ------    ------      ------    -------    -------    -------     --------      ---------

Floating-Rate Instruments:
Floating-Rate REMICs....................  3,360    16,470       6,173      7,263        ---        ---          ---         33,266
Agency ARMs.............................  1,376     9,664         504      3,743      3,524        ---        1,267         20,078
Agency Hybrid ARMs......................    ---    29,234       5,863        ---        ---        ---          ---         35,097
                                         ------    ------      ------    -------    -------    -------     --------      ---------
Total Floating Rate Instruments.........  4,736    55,368      12,540     11,006      3,524        ---        1,267         88,441
                                         ------    ------      ------    -------    -------    -------     --------      ---------
Total...................................$ 4,736   $55,368     $12,540   $ 11,006   $ 50,338   $    ---     $  1,267     $  135,255
                                         ======    ======      ======     ======    =======    =======     ========      =========
At December 31, 2001 Total Portfolio    $ 8,169   $84,771     $54,758   $ 28,410   $335,736   $340,745    $ 155,179     $1,007,768
                                         ======    ======      ======     ======    =======    =======     ========      =========

Actual maturities may differ from maturities shown above due to prepayments.

Item 8:  Financial Statements and Supplementary Data

                        Report of Independent Accountants

To the Board of Directors and Securityholders of BNP U.S. Funding L.L.C.

In our opinion, the accompanying balance sheets and the related statements of income, of comprehensive income, of changes in redeemable common securities, preferred securities and securityholders' equity and of cash flows present fairly, in all material respects, the financial position of BNP U.S. Funding L.L.C. (the "Company") at December 31, 2002, and December 31, 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As more fully described in Note 2 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities, as amended, on January 1, 2001.

PricewaterhouseCoopers LLP
New York, New York
March 31, 2003

/s/ PricewaterhouseCoopers LLP

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             BNP U.S. FUNDING L.L.C.

                                  BALANCE SHEETS

                      (in thousands, except per share data)

                                                                          December 31, 2002      December 31, 2001
                                                                          -----------------      -----------------
ASSETS
Cash and cash equivalents                                                       $    40,180            $    31,084

Investment securities (Notes 3 and 4)
Available-for-sale, at fair value                                                 1,013,910                905,989

Receivable arising from payment for securities, pursuant
     to the application of SFAS 125, as replaced by
     SFAS 140 (Note 3)                                                               85,660                135,255

Accounts receivable                                                                   1,052                  2,171

Accrued interest receivable                                                           8,400                  7,324

Other assets                                                                          1,683                      -
                                                                       ---------------------  ---------------------

TOTAL ASSETS                                                                    $ 1,150,885            $ 1,081,823
                                                                       =====================  =====================

LIABILITIES

Accrued interest payable                                                              2,634                  1,178
Accrued expenses                                                                        204                    137
Payable for securities purchased                                                          -                  9,802
Other liabilities                                                                    86,023                 19,004
                                                                       ---------------------  ---------------------

TOTAL LIABILITIES                                                                    88,861                 30,121
                                                                       ---------------------  ---------------------

Redeemable common securities, par value and redeemable
     value $10,000 per security; 150,000 securities authorized,
     53,011 securities issued and outstanding (Note 5)                              530,110                530,110
Preferred securities, liquidation preference $10,000 per
     security; 150,000 securities authorized, 50,000 securities
     issued and outstanding                                                         500,000                500,000
Additional paid in capital                                                            1,044                      6
Accumulated other comprehensive income                                               26,548                 13,430
Retained earnings                                                                     4,322                  8,156
                                                                       ---------------------  ---------------------

TOTAL REDEEMABLE COMMON SECURITIES,
     PREFERRED SECURITIES AND
     SECURITYHOLDERS' EQUITY                                                      1,062,024              1,051,702
                                                                       ---------------------  ---------------------

TOTAL LIABILITIES AND TOTAL REDEEMABLE
     COMMON SECURITIES, PREFERRED
     SECURITIES AND SECURITYHOLDERS' EQUITY                                     $ 1,150,885            $ 1,081,823
                                                                       =====================  =====================



The accompanying Notes to Financial Statements are an integral part of these Statements.

                 BNP U.S. FUNDING L.L.C.

                  STATEMENTS OF INCOME

          (in thousands, except per share data)


                                                        Twelve-month period       Twelve-month period      Twelve-month period
                                                       ended December 31, 2002   ended December 31, 2001  ended December 31, 2000
                                                       -----------------------   -----------------------  -----------------------
INTEREST INCOME
Collateralized Mortgage Obligations:
     Floating-Rate REMICs                                            $    965                 $  3,425                $  6,355
     Fixed-Rate REMICs                                                  3,165                    3,171                   3,682
Mortgage Backed Securities:
     Agency ARMs                                                        1,989                    4,075                   6,076
     Agency Hybrid ARMs                                                 2,568                    5,513                   8,003
     Agency DUSs                                                        6,251                   13,959                  14,550
Agency Debentures                                                      18,995                   20,650                  25,569
Interest on deposits                                                      615                    1,775                   3,095
                                                        ----------------------  -----------------------  ----------------------

Total                                                                  34,548                   52,568                  67,330
                                                        ----------------------  -----------------------  ----------------------

NONINTEREST EXPENSE

Other financial instrument                                                248                        -                       -
Fees and expenses                                                       1,406                    1,230                     989
                                                        ----------------------  -----------------------  ----------------------
                                                                        1,654                    1,230                     989
                                                        ----------------------  -----------------------  ----------------------

Cumulative effect of the change in accounting principle
  for derivative and hedging activities (SFAS 133)                          -                      939                       -
                                                        ----------------------  -----------------------  ----------------------

NET INCOME APPLICABLE TO PREFERRED AND
     REDEEMABLE COMMON SECURITIES                                    $ 32,894                 $ 52,277                $ 66,341
                                                        ======================  =======================  ======================

NET INCOME (LOSS) PER REDEEMABLE
     COMMON SECURITY                                                 $(109.34)                $ 256.31                $ 521.61
                                                        ======================  =======================  ======================


The accompanying Notes to Financial Statements are an integral part of these Statements.

                  BNP U.S. FUNDING L.L.C.

             STATEMENTS OF COMPREHENSIVE INCOME

                      (in thousands)


                                                            Twelve-month period      Twelve-month period       Twelve-month period
                                                          ended December 31, 2002  ended December 31, 2001   ended December 31, 2000
                                                          -----------------------  -----------------------   -----------------------
NET INCOME                                                               $ 32,894                $ 52,277                 $ 66,341

OTHER COMPREHENSIVE INCOME

Net change in unrealized gain (loss) in fair value of
     securities available-for-sale treated as collateral                        -                       -                    3,201
Net change in unrealized (gain) loss in fair value of
     obligation arising from the receipt of securities pursuant
     to the application of SFAS 125, as replaced by SFAS 140                    -                       -                   (3,201)
Net change in unrealized gain (loss) in fair value
     of available-for-sale securities that are not treated
     as collateral (Note 3) and that are not hedged by
     derivative instruments                                                13,118                  10,630                    8,662
Transition adjustment pursuant to the application
     of SFAS 133                                                                -                    (939)                       -
                                                            ----------------------  ----------------------  -----------------------


TOTAL OTHER COMPREHENSIVE INCOME                                           13,118                   9,691                    8,662
                                                            ----------------------  ----------------------  -----------------------


COMPREHENSIVE INCOME                                                     $ 46,012                $ 61,968                 $ 75,003
                                                            ======================  ======================  =======================


The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.

              STATEMENTS OF CHANGES IN REDEEMABLE COMMON SECURITIES,
                PREFERRED SECURITIES AND SECURITYHOLDERS' EQUITY

                                 (in thousands)


                                                                                                            TOTAL REDEEMABLE
                                                                              ACCUMULATED                   COMMON SECURITIES,
                                  REDEEMABLE                     ADDITIONAL     OTHER                      PREFERRED SECURITIES
                                    COMMON        PREFERRED       PAID IN    COMPREHENSIVE     RETAINED    AND SECURITY-HOLDERS'
                                  SECURITIES      SECURITIES      CAPITAL       INCOME         EARNINGS          EQUITY


Balance at December 31, 1999      $ 530,110       $ 500,000       $     6        $ (4,923)      $ 4,938       $ 1,030,131
                               -------------  --------------  ------------  --------------  ------------  ----------------

Net income                                                                                       66,341            66,341
Other comprehensive income                                                          8,662                           8,662
Additional paid in capital                                                                                              -
Dividends paid -
     preferred securities                                                                       (38,690)          (38,690)
Dividends paid -
     common securities                                                                          (27,301)          (27,301)
                               -------------  --------------  ------------  --------------  ------------  ----------------

Balance at December 31, 2000      $ 530,110       $ 500,000       $     6        $  3,739       $ 5,288       $ 1,039,143
                               =============  ==============  ============  ==============  ============  ================

Net income                                                                                       52,277            52,277
Other comprehensive income                                                          9,691                           9,691
Additional paid in capital                                                                                              -
Dividends paid -
     preferred securities                                                                       (38,690)          (38,690)
Dividends paid -
     common securities                                                                          (10,719)          (10,719)
                               -------------  --------------  ------------  --------------  ------------  ----------------

Balance at December 31, 2001      $ 530,110       $ 500,000       $     6        $ 13,430       $ 8,156       $ 1,051,702
                               =============  ==============  ============  ==============  ============  ================

Net income                                                                                       32,894            32,894
Other comprehensive income                                                         13,118                          13,118
Additional paid in capital                                          3,000                                           3,000
Dividends paid -
     preferred securities                                          (1,962)                      (36,728)          (38,690)
Dividends paid -
     common securities                                                                                                  -
                               -------------  --------------  ------------  --------------  ------------  ----------------

Balance at December 31, 2002      $ 530,110       $ 500,000       $ 1,044        $ 26,548       $ 4,322       $ 1,062,024
                               =============  ==============  ============  ==============  ============  ================



The accompanying Notes to Financial Statements are an integral part of these Statements.

                             BNP U.S. FUNDING L.L.C.

                             STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                                    Twelve-month            Twelve-month            Twelve-month
                                                                    period ended            period ended            period ended
                                                                  December 31, 2002      December 31, 2001       December 31, 2000
                                                                 ---------------------  ---------------------   --------------------
OPERATING ACTIVITIES
Net income                                                                   $ 32,894              $ 52,277               $ 66,341
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Premium amortization                                                       1,491                 1,360                    899
     Net change in interest receivable                                         (1,076)                 (888)                  (204)
     Net change in accounts receivable                                          1,119                (2,171)                    15
     Net change in accrued expenses                                                67                    86                     45
     Net change in accrued interest payable                                     1,456                 1,178                      -
     Net change in payable for securities purchased                            (9,802)                9,802                      -
     Gain on hedge activity                                                    (1,225)                 (102)                     -
     Loss on other financial instrument                                           248                     -                      -
     Cumulative effect of the change in accounting principle
       for derivatives and hedging activities (SFAS 133)                            -                  (939)                     -
                                                                 ---------------------  --------------------   --------------------
Net cash provided by operating activities                                      25,172                60,603                 67,096
                                                                 ---------------------  --------------------   --------------------
INVESTING ACTIVITIES

Purchase of investment securities:
     Agency DUSs                                                              (58,069)              (72,207)               (71,450)
     Agency Debentures                                                         (9,961)              (49,267)               (15,000)
     Agency Fixed Rate REMICs                                                 (10,000)                    -
Proceeds from principal payments of securities
  available-for-sale, not treated as collateral                                48,749                54,886                 43,695
Proceeds from principal payments of securities
  available-for-sale, treated as collateral                                    48,895                56,105                 44,834
                                                                 ---------------------  --------------------   --------------------
Net cash provided (used) by investing activities                               19,614               (10,483)                 2,079
                                                                 ---------------------  --------------------   --------------------

FINANCING ACTIVITIES

Cash dividends - preferred securities                                         (38,690)              (38,690)               (38,690)
Cash dividends - common securities                                                  -               (10,719)               (27,301)
Additional paid in capital                                                      3,000                     -
                                                                 ---------------------  --------------------   --------------------
Net cash used by financing activities                                         (35,690)              (49,409)               (65,991)
                                                                 ---------------------  --------------------   --------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       9,096                   711                  3,184

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 31,084                30,373                 27,189
                                                                 ---------------------  --------------------   --------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 40,180              $ 31,084               $ 30,373
                                                                 =====================  ====================   ====================

NONCASH FINANCING AND INVESTING ACTIVITIES

Decrease in receivable arising from payment for securities, pursuant
  to the application of SFAS #125, as replaced by SFAS #140, (Note 3)          49,595                57,174                 45,609


The accompanying Notes to Financial Statements are an integral part of these Statements.

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

BNP U.S. Funding L.L.C. (the "Company" or the "Registrant") is a Delaware limited liability company formed on October 14, 1997, for the purpose of acquiring and holding certain types of eligible securities that generate net income for distribution to the holders of its Series A Preferred Securities (as defined below) and its redeemable Common Securities (as defined below). The Company has no subsidiaries and is a wholly owned subsidiary of the New York Branch (the "Branch") of BNP PARIBAS (formerly, Banque Nationale de Paris), a societe anonyme or limited liability corporation organized under the laws of the Republic of France (the "Bank", "BNP PARIBAS" or "BNPP"). The Company was continued pursuant to the Amended and Restated Limited Liability Company Agreement of the Company (the "Company's Charter" or the "Charter") entered into on December 5, 1997, by the Branch.

The Company was initially capitalized on October 14, 1997, with the issuance to the Branch of one share of the Company's redeemable common securities, $10,000 par value (the "Common Securities"). On December 5, 1997 (inception), the Company commenced operations concurrent with the issuance of 50,000 noncumulative preferred securities, Series A, liquidation preference $10,000 per security, (the "Series A Preferred Securities"), to qualified institutional buyers, and the issuance of an additional 53,010 Common Securities to the Branch. These issuances raised in the aggregate $1,030,115,873 of net capital (including $5,873 of additional paid in capital). This entire amount was used to acquire a portfolio of debt securities (the "Initial Portfolio") at their fair values from the Branch. On December 3, 2002, the Branch contributed $3,000,000 of additional paid in capital.

The Company entered into a services agreement (the "Services Agreement") with the Branch on December 5, 1997, pursuant to which the Branch maintains the securities portfolio of the Company (the "Portfolio") and performs other administrative functions. All of the Company's officers and employees are officers or employees of the Branch or the Bank. The securities in the Portfolio are held by Citibank N.A., acting as trustee (the "Trustee") under the trust agreement between the Company and Citibank N.A. dated December 1, 1997 (the "Trust Agreement").

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

INVESTMENT SECURITIES

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

Interest on securities is included in interest income and is recognized using the interest method. Premiums and discounts are amortized in a manner that approximates the constant yield method.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and short-term deposits with original maturities of three months or less.

DIVIDENDS

Dividends on the Series A Preferred Securities, when, as and if declared by the Company's Board of Directors, are payable semi-annually in arrears on a non-cumulative basis on the fifth day of June and December of each year, commencing June 5, 1998, at a rate per annum of 7.738% of the liquidation preference through and including December 5, 2007. Thereafter, dividends, when, as and if declared by the Company's Board of Directors, will be payable quarterly in arrears on the third Wednesday of March, June, September and December of each year and will be calculated on a weekly basis in each quarter at a rate per annum of the liquidation preference equal to 2.8% per annum above one-week LIBOR for the week concerned as determined on the related LIBOR Determination Date. Holders of Common Securities are entitled to receive dividends when, as and if declared by the Company's Board of Directors out of the Company's net income not required to be applied to fund dividends with respect to the Series A Preferred Securities.

To date, the Company has declared and paid dividends as follows:

Security                                       Amount              Date Paid
--------                                       ------              ---------

Series A Preferred Securities               $ 19,345,000       June 5, 1998
Common Securities                           $  5,347,365       June 22, 1998
Series A Preferred Securities               $ 19,345,000       December 5, 1998
Common Securities                           $  8,787,127       December 15, 1998
Series A Preferred Securities               $ 19,345,000       June 5, 1999
Common Securities                           $  8,454,284       June 15, 1999
Series A Preferred Securities               $ 19,345,000       December 5, 1999
Common Securities                           $ 10,352,672       December 15, 1999
Series A Preferred Securities               $ 19,345,000       June 5, 2000
Common Securities                           $ 12,508,486       June 19, 2000
Series A Preferred Securities               $ 19,345,000       December 5, 2000
Common Securities                           $ 14,792,297       December 19, 2000
Series A Preferred Securities               $ 19,345,000       June 5, 2001
Common Securities                           $ 10,718,708       June 19, 2001
Series A Preferred Securities               $ 19,345,000       December 5, 2001
Series A Preferred Securities               $ 19,345,000       June 5, 2002
Series A Preferred Securities               $ 19,345,000       December 5, 2002


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

NET INCOME (LOSS) PER REDEEMABLE COMMON SECURITY

Net income (loss) per redeemable common security is calculated by dividing net income after preferred dividends by the weighted average number of Common Securities outstanding.

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

ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES

SFAS 133 requires that an entity measure all derivatives at fair value and recognize those derivatives as either assets or liabilities on the balance sheet. The change in the derivative's fair value is generally to be recognized in current period earnings. However, if certain conditions are met, a derivative may be specifically designated as a hedge of an exposure to changes in fair value, variability of cash flows or certain foreign currency exposures.

The Company has made an assessment of all their financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at December 31, 2002. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

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

RECLASSIFICATION

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

The Company has not sold or repledged the collateral; the securities within the Initial Portfolio mature or prepay over time. As they do, the Company recognizes the cash proceeds as a reduction in the receivable arising from payment for securities. The collateral at December 31, 2002, and December 31, 2001, is reported in Note 4 below.

NOTE 4--INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale securities were as follows ($ in 000's) based on management's prepayment assumptions:

                                                                     Gross               Gross
December 31, 2002 Non-Collateral               Amortized Cost   Unrealized Gains    Unrealized Losses    Fair Value
--------------------------------               --------------   ----------------    -----------------    ----------

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                           $    6,286        $       73        $        2      $     6,357
   Fixed-Rate REMICs                                  10,654             1,652               ---           12,306
Mortgage Backed Securities:
   Agency ARMs                                        14,182               116               ---           14,298
   Agency Hybrid ARMs                                 18,275               216                 7           18,484
   Agency DUSs                                       365,509            53,065               ---          418,574
Agency Debentures                                    486,760            57,131               ---          543,891
                                                  ----------        ----------        ----------      -----------
     Total                                        $  901,666        $  112,253        $        9      $ 1,013,910
                                                  ==========        ==========        ==========      ===========

                                                                     Gross               Gross
December 31, 2002 Collateral                   Amortized Cost   Unrealized Gains    Unrealized Losses    Fair Value
----------------------------                   --------------   ----------------    -----------------    ----------

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                           $   19,081        $       11        $      186      $    18,906
   Fixed-Rate REMICs                                  35,655               771               ---           36,426
Mortgage Backed Securities:
   Agency ARMs                                        11,525               213                26           11,712
   Agency Hybrid ARMs                                 19,399               234                35           19,598
   Agency DUSs                                           ---               ---               ---              ---
Agency Debentures                                        ---               ---               ---              ---
                                                  ----------        ----------        ----------      -----------
     Total                                        $   85,660        $    1,229        $      247      $    86,642
                                                  ==========        ==========        ==========      ===========

December 31, 2002 Total Portfolio                 $  987,326        $  113,482        $      256      $ 1,100,552
---------------------------------                 ===========       ==========        ==========      ===========

                                                                     Gross               Gross
December 31, 2001 Non-Collateral               Amortized Cost   Unrealized Gains    Unrealized Losses    Fair Value
--------------------------------               --------------   ----------------    -----------------    ----------
                                                                                      Losses
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                           $   18,943        $       17        $       18      $    18,942
   Fixed-Rate REMICs                                     897                25               ---              922
Mortgage Backed Securities:
   Agency ARMs                                        27,785               914               ---           28,699
   Agency Hybrid ARMs                                 37,258             1,488                69           38,677
   Agency DUSs                                       311,110            17,588               ---          328,698
Agency Debentures                                    476,520            19,009             5,478          490,051
                                                  ----------        ----------        ----------      -----------

     Total                                        $  872,513        $   39,041        $    5,565      $   905,989
                                                  ==========        ==========        ==========      ===========

                                                                     Gross               Gross
December 31, 2001 Collateral                   Amortized Cost   Unrealized Gains    Unrealized Losses    Fair Value
----------------------------                   --------------   ----------------    -----------------    ----------

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                           $   33,266        $      168        $      102      $    33,332
   Fixed-Rate REMICs                                  46,814             1,199               ---           48,013
Mortgage Backed Securities:
   Agency ARMs                                        20,078               535                16           20,597
   Agency Hybrid ARMs                                 35,097             1,340               ---           36,437
   Agency DUSs                                           ---               ---               ---              ---
Agency Debentures                                        ---               ---               ---              ---
                                                  ----------        ----------        ----------      -----------
     Total                                        $  135,255        $    3,242        $      118      $   138,379
                                                  ==========        ==========        ==========      ===========
December 31, 2001 Total Portfolio                 $1,007,768        $   42,283        $    5,683      $ 1,044,368
---------------------------------                 ==========        ==========        ==========      ===========


The breakdown of the Company's available-for-sale securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below ($ in 000's) based on management's prepayment assumptions:

                                                               Due after 1     Due after 5
                                              Due in 1 year     through 5       through 10      Due after 10
December 31, 2002 Non Collateral                 or less          years           years            years          Total
--------------------------------                 -------          -----           -----            -----          -----

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                         $  4,854       $   1,432        $     ---        $    ---     $    6,286
   Fixed-Rate REMICs                                 654          10,000              ---             ---         10,654
Mortgage Backed Securities:
   Agency ARMs                                     5,373           8,752              ---              57         14,182
   Agency Hybrid ARMs                              1,074          17,201              ---             ---         18,275
   Agency DUSs                                       ---         170,495          195,014             ---        365,509
Agency Debentures                                    ---         486,760              ---             ---        486,760
                                                --------       ---------        ---------        --------     ----------
     Total                                      $ 11,955       $ 694,640        $ 195,014        $     57     $  901,666
                                                ========       =========        =========        ========     ==========


                                                               Due after 1     Due after 5
                                              Due in 1 year     through 5       through 10      Due after 10
December 31, 2002 Collateral                     or less          years           years            years          Total
----------------------------                     -------          -----           -----            -----          -----


Collateralized Mortgage Obligations:
   Floating-Rate REMICs                         $    546       $  18,535        $     ---        $    ---     $   19,081
   Fixed-Rate REMICs                              35,655             ---              ---             ---         35,655
Mortgage Backed Securities:
   Agency ARMs                                       198           7,831            2,872             624         11,525
   Agency Hybrid ARMs                                ---          19,399              ---             ---         19,399
   Agency DUSs                                       ---             ---              ---             ---            ---
Agency Debentures                                    ---             ---              ---             ---            ---
                                                --------       ---------        ---------        --------     ----------

     Total                                      $ 36,399       $  45,765        $   2,872        $    624     $   85,660
                                                ========       =========        =========        ========     ==========

December 31, 2002 Total Portfolio               $ 48,354       $ 740,405        $ 197,886        $    681     $  987,326
---------------------------------               ========       =========        =========        ========     ==========


                                                              Due after 1     Due after 5
                                              Due in 1 year     through 5       through 10      Due after 10
December 31, 2001 Non Collateral                 or less          years           years            years          Total
--------------------------------                 -------          -----           -----            -----          -----

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                         $  3,192       $  15,751        $     ---        $    ---     $   18,943
   Fixed-Rate REMICs                                 ---             897              ---                            897
Mortgage Backed Securities:
   Agency ARMs                                       241          27,544              ---             ---         27,785
   Agency Hybrid ARMs                                ---          37,258              ---             ---         37,258
   Agency DUSs                                       ---          76,169          234,941             ---        311,110
Agency Debentures                                    ---         216,804          259,716             ---        476,520
                                                --------       ---------        ---------        --------     ----------
     Total                                      $  3,433       $ 374,423        $ 494,657        $    ---     $  872,513
                                                ========       =========        =========        ========     ==========

                                                               Due after 1     Due after 5
                                              Due in 1 year     through 5       through 10      Due after 10
December 31, 2001 Collateral                     or less          years           years            years          Total
----------------------------                     -------          -----           -----            -----          -----

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                         $  3,360       $  29,906        $     ---        $    ---     $   33,266
   Fixed-Rate REMICs                                 ---          46,814              ---             ---         46,814
Mortgage Backed Securities:
   Agency ARMs                                     1,376          17,435              ---           1,267         20,078
   Agency Hybrid ARMs                                ---          35,097              ---             ---         35,097
   Agency DUSs                                       ---             ---              ---             ---            ---
Agency Debentures                                    ---             ---              ---             ---            ---
                                                --------       ---------        ---------        --------     ----------
     Total                                      $  4,736       $ 129,252        $                $  1,267     $  135,255
                                                ========       =========        =========        ========     ==========
December 31, 2001 Total Portfolio               $  8,169       $ 503,675        $ 494,657        $  1,267     $1,007,768
---------------------------------               ========       =========        =========        ========     ==========

Actual maturities may differ from maturities shown above due to prepayments.



The breakdown of the Company's available-for-sale securities by category and yield, before the result of hedges, is summarized below:

                                                     Due after 1    Due after 5
                                    Due in 1 year     through 5      through 10     Due after 10                    Yield after
December 31, 2002                      or less          years          years           years           Total          Hedging
-----------------                      -------          -----          -----           -----           -----          -------

Collateralized Mortgage
Obligations:
   Floating-Rate REMICs                   3.16%            2.54%         ---%            ---%           2.73%           2.73%
   Fixed-Rate REMICs                      6.54             4.54          ---             ---            6.18            5.65
Mortgage Backed Securities:
   Agency ARMs                            6.38             5.83         4.77            5.23            5.87            5.87
   Agency Hybrid ARMs                     5.44             5.02          ---             ---            5.04            5.04
   Agency DUSs                             ---             6.54         6.14             ---            6.31            1.84
Agency Debentures                          ---             6.24          ---             ---            6.24            3.93
                                          -----            ----         -----           -----           ----            -----
     Total                                5.95%            5.99%        6.11%           5.23%           6.02%           3.40%
                                          =====            =====        =====           =====           =====           =====

                                                     Due after 1    Due after 5
                                    Due in 1 year     through 5      through 10     Due after 10                    Yield after
December 31, 2001                      or less          years          years           years           Total          Hedging
-----------------                      -------          -----          -----           -----           -----          -------

Collateralized Mortgage
Obligations:
   Floating-Rate REMICs                   4.56%            4.96%         ---%            ---%           4.90%           4.90%
   Fixed-Rate REMICs                      7.25             6.50          ---             ---            6.51            6.51
Mortgage Backed Securities:
   Agency ARMs                            6.13             6.39          ---            7.22            6.40            6.40
   Agency Hybrid ARMs                      ---             6.04          ---             ---            6.04            6.04
   Agency DUSs                             ---             7.47         6.66             ---            6.79            4.96
Agency Debentures                          ---             6.52         6.45             ---            6.50            4.78
                                          -----            ----         -----           -----           ----            -----
     Total                                5.03%            6.25%        6.57%           7.22%           6.40%           5.16%
                                          =====            =====        =====           =====           =====           =====



NOTE 5--REDEEMABLE COMMON SECURITIES

General

The Company is authorized to issue up to 150,000 Common Securities; as of December 31, 2002, and December 31, 2001, the Company had outstanding 53,011 Common Securities, all of which were held by the Branch. The Bank has agreed with the Company in the Contingent Support Agreement that, so long as any Series A Preferred Securities are outstanding, it will maintain direct or indirect ownership of 100% of the outstanding Common Securities.

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

NOTE 6--RELATED PARTY TRANSACTIONS

The Company enters into swap transactions with BNP Paribas.

The Company entered into a Services Agreement with the Branch on December 5, 1997 pursuant to which the Branch manages the securities portfolio of the Company and performs other administrative functions. Expenses incurred under such Agreement were $1,109,960 and $807,343 as of December 31, 2002, and December 31, 2001, respectively. Under a specific allocation methodology, the costs of personnel servicing the Company has increased. This allocation is based on actual man-hours devoted to the activities of the Company and remains at arms length.

The Branch also serves as the dividend paying agent, registrar and transfer agent with respect to the Series A Preferred Securities. The fee is $4,000 per annum for these services.

The Company maintains a credit balance account with the Branch for clearing certain transactions.

All of the Company's officers and employees and all but one of the members of the Company's Board of Directors are officers and employees of the Branch or BNP PARIBAS.

NOTE 7--FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of securities at December 31, 2002, and December 31, 2001, were obtained from independent market sources and are summarized in Note 4. The carrying values of securities, as shown in Note 4, approximates their fair value. The fair value of the receivable arising from payment for securities, pursuant to the application of SFAS 125, as replaced by SFAS 140, was $86,641,699 and $138,379,090 at December 31, 2002, and December 31, 2001,
respectively.


The carrying value of cash and cash equivalents, accounts receivable, accrued interest receivable, accrued expenses and accounts payable approximates fair value.

The fair value of the cross currency and interest rate swaps described in Note 8 below at December 31, 2002, was $(84,340,226) and $(19,003,975) at December 31,
2001.

NOTE 8--DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

For the year ended December 31, 2002, the Company recognized $1,225,111 in current year earnings related to the ineffective portion of fair value hedges. The Company also recognized ($248,056) in losses in relation to a cross currency swap that no longer qualified as a fair value hedging instrument. The fair value of the hedging instruments was $(86,023,329) at December 31, 2002, and $(19,003,975) at December 31, 2001, and has been recorded in "Other liabilities". It has been offset, except for the ineffective portion of the hedge, by the revaluation of the respective hedged investment securities. The fair value of the hedging instruments does not include accrued interest receivable and payable, which are shown separately on the balance sheet.

Cash Flow Hedges

For the year ended December 31, 2002, and December 31, 2001, the Company did not enter into cash flow hedge transactions and it is not the intention of the Company to use interest rate swaps to convert floating rate financial instruments to fixed rate financial instruments as part of a cash flow hedge strategy.

At December 31, 2002, and December 31, 2001, the Company had outstanding interest rate and cross currency swap agreements with a notional principal amount of $664,908,744 and $590,711,267, respectively.

                             BNP U.S. FUNDING L.L.C.

                   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                      (in thousands, except per share data)


                                               First Quarter   Second Quarter  Third Quarter   Fourth Quarter      Totals
                                             --------------------------------------------------------------------------------
INTEREST INCOME:
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                         $      332       $      267      $      203       $      163      $      965
   Fixed-Rate REMICs                                   775              855             820              715           3,165
Mortgage Backed Securities:
   Agency ARMs                                         711              523             416              339           1,989
   Agency Hybrid ARMs                                  841              692             578              457           2,568
   Agency DUSs                                       1,452            1,532           1,654            1,613           6,251
Agency Debentures                                    4,025            6,585           4,154            4,231          18,995
Interest on deposits                                   153              212             144              106             615
                                                ----------      -----------       ---------        ---------       ---------
Total                                                8,289           10,666           7,969            7,624          34,548
                                                ----------      -----------       ---------        ---------       ---------
NONINTEREST EXPENSE:
Fees and expenses                                      294              566             334              212           1,406
Other financial instrument                             ---              ---             ---              248             248
                                                  --------         --------       ---------        ---------       ---------

NET INCOME APPLICABLE TO PREFERRED AND
   REDEEMABLE COMMON SECURITIES
                                                $    7,995       $   10,100      $    7,635       $    7,164      $   32,894
                                                 =========        =========       =========        =========       =========
NET INCOME (LOSS) PER REDEEMABLE
    COMMON SECURITY                             $   150.82       $   174.39      $   144.03       $ (229.78)      $ (109.34)
                                                 =========        =========       =========        =========       =========

Item 9: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure


None.


Item 10:  Directors and Executive Officers of the Company


The following table sets forth information concerning the directors and executive officers of the Company. The directors serve 3-year terms (5 years in the case of the independent director), subject to earlier resignation or removal. The current term of Georges Chodron de Courcel, Martine Billeaud and Sady Karet commenced on December 5, 2000. Donald J. Puglisi, the independent director, was reappointed by the Board of Directors and the Branch, as holder of the Common Securities of the Company, and his current term of office commenced as of December 5, 2002. On August 12, 2002, the Board of Directors of the Company elected John Powers to succeed George T. Deason as Secretary of the Company, Thomas Clyne as Chief Financial Officer and Diana Mitchell as Assistant Secretary. On November 29, 2002, Olivier Meisel replaced Jean-Pierre Beck as President and Director.

  Name and Age                              Position and Offices Held
  ------------                              -------------------------
 Georges Chodron de Courcel (52)            Chairman and Director
 Martine Billeaud (57)                      Director
 Olivier Meisel (39)                        President and Director
 John D. Powers (51)                        Secretary
 Donald J. Puglisi (57)                     Independent Director
 Sady Karet (48)                            Treasurer and Director
 Thomas Clyne (46)                          Chief Financial Officer
 Diana Mitchell (47)                        Assistant Secretary

The following is a summary of the experience of the executive officers and directors of the Company:

Georges Chodron de Courcel is currently a Member of the Executive Committee and Head of Investment Banking of BNP PARIBAS. Born in 1950, he graduated in 1971 from Ecole Centrale de Paris and in Economics in 1972. He immediately started his career with Banque Nationale de Paris where he handled various assignments. After having spent 6 years with Commercial Banking, he was successively responsible for Stock Exchange Research, Banexi's Administration (BNP Merchant
Bank) and Investment Management. In 1989, he was named Director of Corporate Finance and Chairman of Banexi. Since January 1991, he has headed all Capital Markets and was appointed Chief Executive International and Finance of BNP in September 1996. Georges Chodron de Courcel also holds directorships in various companies such as Bouygues, Lagardere, Scor and Sommer Allibert.

Martine Billeaud is in charge of the Bank's medium and long term funding activities related to Asset and Liability Management. She was previously responsible for domestic treasury business. Ms. Billeaud was born in Choisy-le-Roi, France in 1945.

Olivier Meisel is in charge of the ALM Treasury activities for BNP Paribas North America. He began his career as a derivatives trader in the Paris and London offices of Banque Paribas before joining the ALM Treasury Metier in 1997. His previous position was as Head of ALM Treasury in Japan. Mr. Meisel was born in Suresnes, France in 1963.

John D. Powers became General Counsel for the corporate and investment banking businesses of BNP Paribas in North America after the merger of BNP and Paribas in 2000. Before assuming his duties as General Counsel, Mr. Powers was the lead counsel for Paribas' capital market businesses in North America from the time he joined Paribas in 1992. Prior to this time, Mr. Powers was Assistant General Counsel for Barclays Bank PLC, which he joined in 1983 after working as an associate at Cravath, Swaine & Moore starting in 1980.

Donald J. Puglisi, the Independent Director, is the MBNA America Business Professor and Professor of Finance at the University of Delaware where he has been on the faculty since 1971. In addition, he is the Managing Director of Puglisi and Associates, a company which provides investment management, accounting and other administrative services to a variety of different companies. Mr. Puglisi holds a Directorship or Trusteeship in the following companies that are registered under either the Exchange Act or the 1940 Act: AJL PEPS Trust, Automatic Common Exchange Security Trust II, DECS Trust, DECS Trust II, Dole Food Automatic Common Exchange Security Trust, Great Lakes Fund, Inc., Huron Investment Fund, Inc., Mandatory Common Exchange Trust, Nextel STRYPES Trust, Select Asset Fund, Series 1, Inc., Select Asset Fund, Series 2, Inc., Snyder STRYPES Trust and WBK STRYPES Trust.

Sady Karet is Vice President in charge of Asset and Liability analysis of the Bank's US branches. He was previously posted in Hong Kong where he was in charge of Market Risks for North Asia (excluding Japan). Mr. Karet was born in Paris, France in 1954.

Thomas Clyne is a Managing Director in Finance responsible for U.S. Non-Banking subsidiaries. Mr. Clyne has been with BNP Paribas since 1998. He has worked in the investment banking and financial services industry for twenty-eight years. Prior to joining the Bank, he worked for Credit Lyonnais as Managing Director and Chief Financial Officer of Credit Lyonnias Securities (USA) Inc. Mr. Clyne was born in Brooklyn, New York in 1956.

Diana E. Mitchell is a Vice President and Assistant General Counsel for BNP Paribas in North America. In her current position, she assists the General Counsel for the corporate and investment banking businesses of BNP Paribas in North America on matters with broad relevance to the U.S. operations of BNP Paribas, focusing, in particular, on regulatory and compliance related issues. Ms. Mitchell joined the corporate banking legal department for Paribas in 1994. Prior to this time, Ms. Mitchell worked as an associate at Brown Raysman & Millstein starting in 1991 and Lord Day & Lord, Barrett Smith starting in 1989.

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

Item 14:          Controls and Procedures

Within the 90 days prior to each of the date of this report and the quarterly report for the period ended September 30, 2002, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of each of the Company's evaluations, the President and Chief Financial Officer concluded that the disclosure controls and procedures are effective in all material respects to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. Such officers also confirm that there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of each of the evaluations referred to above.

Item 15:          Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K

         Index To Exhibits

                  Exhibit 11:    Computation of net loss per common security

                  Exhibit 12(a): Computation of ratio of earnings to fixed
                                 charges
                  Exhibit 12(b): Computation of ratio of earnings to fixed
                                 charges and preferred securities dividend

                  Exhibit 99.1:  Certification, Olivier Meisel

                  Exhibit 99.2:  Certification, Thomas Clyne

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

                                                    BNP U.S. FUNDING L.L.C.
                                                    -----------------------
                                                                Registrant



Date:  March 31, 2003                               By  /s/ Olivier Meisel
                                                        -------------------
                                                            Olivier Meisel
                                                            President and
                                                            Director

Date:  March 31, 2003                               By /s/ Thomas Clyne
                                                       -------------------
                                                           Chief Financial
                                                           Officer

                       Annual and Quarterly Certifications
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
             (A separate certification is required for each officer)

I, Thomas Clyne, certify that:

1. I have reviewed this annual report on Form 10-K of BNP U.S. Funding L.L.C.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
                                         /s/ Thomas Clyne
                                         ------------------------------
                                         Title: Chief Financial Officer

                       Annual and Quarterly Certifications
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
             (A separate certification is required for each officer)


I, Olivier Meisel, certify that:

1. I have reviewed this annual report on Form 10-K of BNP U.S. Funding L.L.C.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                                         /s/ Olivier Meisel
                                         ------------------------------
                                         Title: President and Director