Form 10-Q
period 2003-03-31
BNP US FUNDING LLC
filed 2003-05-15
CIK 1054659

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                      For the quarter ended March 31, 2003

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




     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]



     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [_] No [X]




     All outstanding shares of Common Stock were held by BNP PARIBAS, the Registrant's parent Company, at March 31, 2003


     Number of Shares of Common Stock outstanding on March 31, 2003: 53,011

                            Form 10-Q Index

Part I                                                                     Page
Item 1.   Financial Statements
          Balance Sheets at March 31, 2003 and December 31, 2002             3
          Statements of Income for the Three-month periods ended
                March 31, 2003 and March 31, 2002                            4

          Statements of Comprehensive Income for the
                Three-month periods ended March 31, 2003 and March 31, 2002  5

          Statements of Changes in Redeemable Common Securities,
                Preferred Securities and Securityholders' Equity for the Three-month periods ended March 31, 2003 and March 31, 2002 6

          Statements of Cash Flows for the Three-month periods ended
                March 31, 2003 and March 31, 2002                            7

          Notes to Financial Statements                                      8
Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operation                                    16

Item 3.   Quantitative and Qualitative Disclosures about Market Risk        19
Item 4.   Controls and Procedures                                           23

Part II
Item 1.   Legal Proceedings                                                 23
Item 2.   Changes in Securities and Use of the Proceeds                     23
Item 3.   Defaults Upon Senior Securities                                   24
Item 4.   Submission of Matters to a Vote of Securityholders                24
Item 5.   Other Information                                                 24
Item 6.   Exhibits and Current Reports on Form 8-K                          24

                       BNP U.S. FUNDING L.L.C.

                            BALANCE SHEETS

                (in thousands, except per share data)



                                                                         March 31, 2003    December 31, 2002
                                                                           (unaudited)        (audited)
                                                                         --------------    -----------------
ASSETS

Cash and cash equivalents                                                  $    26,485        $    40,180

Investment securities (Notes 3 and 4)
Available-for-sale, at fair value                                            1,054,867          1,013,910

Receivable arising from payment for securities, pursuant
     to the application of SFAS 125, as replaced by
     SFAS 140 (Note 3)                                                          66,977             85,660

Accounts receivable                                                                827              1,052

Accrued interest receivable                                                      7,723              8,400

Other assets                                                                     1,379              1,683
                                                                       ----------------   ----------------

TOTAL ASSETS                                                               $ 1,158,258        $ 1,150,885
                                                                       ================   ================

LIABILITIES

Accrued interest payable                                                         1,037              2,634
Accrued expenses                                                                   146                204
Other liabilities                                                               88,314             86,023
                                                                       ----------------   ----------------

TOTAL LIABILITIES                                                               89,497             88,861
                                                                       ----------------   ----------------

Redeemable common securities, par value and redeemable
     value $10,000 per security; 150,000 securities authorized,
     53,011 securities issued and outstanding (Note 5)                         530,110            530,110
Preferred securities, liquidation preference $10,000 per
     security; 150,000 securities authorized, 50,000 securities
     issued and outstanding                                                    500,000            500,000
Additional paid in capital                                                       1,044              1,044
Accumulated other comprehensive income                                          27,034             26,548
Retained earnings                                                               10,573              4,322
                                                                       ----------------   ----------------

TOTAL REDEEMABLE COMMON SECURITIES,
     PREFERRED SECURITIES AND
     SECURITYHOLDERS' EQUITY                                                 1,068,761          1,062,024
                                                                       ----------------   ----------------

TOTAL LIABILITIES AND TOTAL REDEEMABLE
     COMMON SECURITIES, PREFERRED
     SECURITIES AND SECURITYHOLDERS' EQUITY                                $ 1,158,258        $ 1,150,885
                                                                       ================   ================


The accompanying Notes to Financial Statements are an integral part of these statements.

                     BNP U.S. FUNDING L.L.C.

                      STATEMENTS OF INCOME

              (in thousands, except per share data)



                                                     Three-month           Three-month
                                                    period ended           period ended
                                                   March 31, 2003         March 31, 2002
                                                    (unaudited)             (unaudited)
                                                ------------------     -------------------
INTEREST INCOME
Collateralized Mortgage Obligations:
     Floating-Rate REMICs                                $    130                $    332
     Fixed-Rate REMICs                                        473                     775
Mortgage Backed Securities:
     Agency ARMs                                              240                     711
     Agency Hybrid ARMs                                       419                     841
     Agency DUSs                                            1,312                   1,452
Agency Debentures                                           4,211                   4,025
Interest on deposits                                          102                     153
                                                ------------------     -------------------

Total                                                       6,887                   8,289
                                                ------------------     -------------------

NONINTEREST EXPENSE

Other financial instrument                                    304                       -
Fees and expenses                                             332                     294
                                                ------------------     -------------------

Total                                                         636                     294
                                                ------------------     -------------------

NET INCOME APPLICABLE TO PREFERRED AND
     REDEEMABLE COMMON SECURITIES                        $  6,251                $  7,995
                                                ==================     ===================

NET INCOME PER REDEEMABLE
     COMMON SECURITY                                     $ 117.92                $ 150.82
                                                ==================     ===================


The accompanying Notes to Financial Statements are an integral part of these statements.

                  BNP U.S. FUNDING L.L.C.

             STATEMENTS OF COMPREHENSIVE INCOME

                       (in thousands)


                                                              Three-month              Three-month
                                                              period ended             period ended
                                                             March 31, 2003           March 31, 2002
                                                              (unaudited)              (unaudited)
                                                          -------------------      -------------------
NET INCOME                                                     $       6,251          $        7,995


OTHER COMPREHENSIVE INCOME

Net change in unrealized gain (loss) in fair value of
      available-for-sale securities that are not
      treated as collateral (Note 3) and that are
      not hedged by derivative instruments                               486                  (4,810)
                                                          -------------------     -------------------


TOTAL OTHER COMPREHENSIVE INCOME                                         486                  (4,810)
                                                          -------------------     -------------------


COMPREHENSIVE INCOME                                           $       6,737          $        3,185
                                                          ===================     ===================







The accompanying Notes to Financial Statements are an integral part of these statements.

                             BNP U.S. FUNDING L.L.C.

             STATEMENTS OF CHANGES IN REDEEMABLE COMMON SECURITIES,
                PREFERRED SECURITIES AND SECURITYHOLDERS' EQUITY

                                 (in thousands)



                                                                                                                       Total
                                                                                                                    Redeemable
                                                                              Accumulated                       Common Securities,
                               Redeemable                      Additional        Other                          Preferred Securities
                                 Common        Preferred        Paid in      Comprehensive        Retained      and Securityholders'
                               Securities      Securities       Capital          Income           Earnings            Equity
                              (unaudited)     (unaudited)     (unaudited)     (unaudited)       (unaudited)        (unaudited)
                             --------------  ---------------  -------------  -----------------  --------------  -------------------
Balance at December 31, 2001     $ 530,110        $ 500,000        $     6           $ 13,430        $  8,156          $ 1,051,702
                             --------------  ---------------  -------------  -----------------  --------------  -------------------

Net income                                                                                              7,995                7,995
Other comprehensive income                                                             (4,810)                              (4,810)
                             --------------  ---------------  -------------  -----------------  --------------  -------------------

Balance at March 31, 2002        $ 530,110        $ 500,000        $     6           $  8,620        $ 16,151          $ 1,054,887
                             ==============  ===============  =============  =================  ==============  ===================





Balance at December 31, 2002     $ 530,110        $ 500,000        $ 1,044           $ 26,548         $ 4,322          $ 1,062,024
                             --------------  ---------------  -------------  -----------------  --------------  -------------------

Net income                                                                                              6,251                6,251
Other comprehensive income                                                                486                                  486
                             --------------  ---------------  -------------  -----------------  --------------  -------------------

Balance at March 31, 2003        $ 530,110        $ 500,000        $ 1,044           $ 27,034        $ 10,573          $ 1,068,761
                             ==============  ===============  =============  =================  ==============  ===================

The accompanying Notes to Financial Statements are an integral part of these statements.

                         BNP U.S. FUNDING L.L.C.

                        STATEMENTS OF CASH FLOWS

                             (in thousands)


                                                                           Three-month          Three-month
                                                                          period ended         period ended
                                                                         March 31, 2003       March 31, 2002
                                                                           (unaudited)          (unaudited)
                                                                         ----------------    -----------------
OPERATING ACTIVITIES

Net income                                                                       $ 6,251             $ 7,995
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
     Premium amortization                                                            312                 522
     Net change in interest receivable                                               677                (362)
     Net change in accounts receivable                                               225                 845
     Net change in accrued expenses                                                  (58)                 63
     Net change in accrued interest payable                                       (1,597)               (294)
     Net change in payable for securities purchased                                    -              (9,802)
     Loss on hedge activity                                                           29                 280
     Loss on other financial instrument                                              304                   -
                                                                         ----------------     ---------------
Net cash provided (used) by operating activities                                   6,143                (753)
                                                                         ----------------     ---------------

INVESTING ACTIVITIES

Purchase of investment securities:
     Agency DUSs                                                                 (27,090)                  -
     Agency Debentures                                                           (20,038)                  -
Proceeds from principal payments of securities
  available-for-sale, not treated as collateral                                    8,710              15,732
Proceeds from principal payments of securities
  available-for-sale, treated as collateral                                       18,580              13,523
                                                                         ----------------     ---------------
Net cash provided (used) by investing activities                                 (19,838)             29,255
                                                                         ----------------     ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (13,695)             28,502

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    40,180              31,084
                                                                         ----------------     ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $ 26,485            $ 59,586
                                                                         ================     ===============

NONCASH FINANCING AND INVESTING ACTIVITIES

Decrease in receivable arising from payment for securities, pursuant
  to the application of SFAS #125, as replaced by SFAS #140, (Note 3)             18,683              13,807


The accompanying Notes to Financial Statements are an integral part of these statements.

FORWARD LOOKING DISCLOSURE STATEMENT

From time to time, the company may publish, verbally or in written form, forward-looking statements relating to such matters as anticipated financial performance, economic conditions, interest rate levels, investment prospects and similar matters. In fact, this Form 10-Q (or any other periodic reporting documents required by the Securities Exchange Act of 1934 Act, as amended) may contain forward-looking statements reflecting the current views of the Company concerning potential future events or developments. The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements. In order to comply with the terms of the "safe harbor," the Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties which may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: uncertainties relating to economic conditions and interest rate levels, and uncertainties relating to government and regulatory policies. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made.

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

The accounting and financial reporting policies of the Company conform to U.S. generally accepted accounting principles and current industry practices. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts and disclosures and may vary from actual results.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENT SECURITIES

Investments in debt securities are classified as available-for-sale and are carried at fair value. The debt securities can be categorized as hedged or non-hedged securities. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statements of Income, pursuant to application of SFAS 133 (see below, "Accounting for Derivatives and Hedging Activities"). Unrealized gains and losses on the non-hedged securities are reported as a component of "Other Comprehensive Income".

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


If the Bank's financial condition were to deteriorate with the consequence that a Shift Event (as defined below) were to occur, substantially all of the Common Securities would be redeemed automatically without prior redemption of the Series A Preferred Securities and dividends payable on each Series A Preferred Security could be substantially reduced or completely eliminated. In addition, if the Bank's Tier 1 risk-based capital ratio were to decline below the minimum percentage required by French banking regulations (currently 4%), the Company would pay a special dividend consisting of all of the Company's net assets (other than assets having a total market value of approximately $40,000,000) to the Bank as holder of the Common Securities.

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

INCOME TAXES

The Company expects to be treated as a partnership for U.S. Federal income tax purposes. As a partnership is not a taxable entity, the Company will not be subject to U.S. federal, state and local income tax on its income. Instead, each securityholder is required to take into account its allocable share of items of income, gain, loss and deduction of the partnership in computing its U.S. Federal tax liability. Accordingly, the Company has made no provision for income taxes in the accompanying statements of income.

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

The Company has made an assessment of all their financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at March 31, 2003. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

FOREIGN CURRENCY TRANSLATION

Assets denominated in foreign currencies are translated to US dollars using applicable rates of exchange.

All of the Company's assets denominated in a foreign currency are included in its available-for-sale securities portfolio and their foreign currency exchange risk is hedged by means of cross currency swaps. In accordance with the requirements of SFAS 133, the change in fair value, due to the change in the foreign currency exchange rate, of both the hedged securities and the hedging instruments is recorded in current period earnings.

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

The Company has not sold or repledged the collateral; the securities within the Initial Portfolio mature or prepay over time. As they do, the Company recognizes the cash proceeds as a reduction in the receivable arising from payment for securities. The collateral at March 31, 2003, and December 31, 2002, is reported in Note 4 below.

NOTE 4--INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale securities were as follows ($ in 000's) based on management's prepayment assumptions:



                                                                  Gross              Gross
                                           Amortized         Unrealized         Unrealized
March 31, 2003 Non-Collateral                   Cost              Gains             Losses         Fair Value
-----------------------------             ----------         ----------         ----------         ----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                   $    4,807         $       54         $      ---         $    4,861
   Fixed-Rate REMICs                          10,316              1,610                  1             11,925

Mortgage Backed Securities:
   Agency ARMs                                10,826                 38                  1             10,863

   Agency Hybrid ARMs                         15,724                205                 --             15,929

   Agency DUSs                               391,544             55,951                 --            447,495

Agency Debentures                            506,658             57,136                 --            563,794
                                          ----------         ----------         ----------         ----------
     Total                                $  939,875         $  114,994         $        2         $1,054,867
                                          ==========         ==========         ==========         ==========

                                                                  Gross              Gross
                                           Amortized         Unrealized         Unrealized
March 31, 2003 Collateral                       Cost              Gains             Losses         Fair Value
-----------------------------             ----------         ----------         ----------         ----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                   $   17,162         $       21         $      196         $   16,987

   Fixed-Rate REMICs                          22,421                414                 --             22,835

Mortgage Backed Securities:
   Agency ARMs                                10,065                220                  9             10,276

   Agency Hybrid ARMs                         17,329                167                  3             17,493

   Agency DUSs                                    --                 --                 --                 --

Agency Debentures                                 --                 --                 --                 --
                                          ----------         ----------         ----------         ----------
     Total                                $   66,977         $      822         $      208         $   67,591
                                          ==========         ==========         ==========         ==========
March 31, 2003 Total Portfolio            $1,006,852         $  115,816         $      210         $1,122,458
------------------------------            ==========         ==========         ==========         ==========

                                                                  Gross              Gross
                                           Amortized         Unrealized         Unrealized
December 31, 2002 Non Collateral                Cost              Gains             Losses         Fair Value
--------------------------------           ---------         ----------         ----------         ----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                   $    6,286         $       73         $        2         $    6,357
   Fixed-Rate REMICs                          10,654              1,652                 --             12,306

Mortgage Backed Securities:
   Agency ARMs                                14,182                116                 --             14,298

   Agency Hybrid ARMs                         18,275                216                  7             18,484

   Agency DUSs                               365,509             53,065                 --            418,574

Agency Debentures                            486,760             57,131                 --            543,891
                                          ----------         ----------         ----------         ----------

     Total                                $  901,666         $  112,253         $        9         $1,013,910
                                          ==========         ==========         ==========         ==========

                                                                  Gross              Gross
                                           Amortized         Unrealized         Unrealized
December 31, 2002 Collateral                    Cost              Gains             Losses         Fair Value
--------------------------------          ----------         ----------         ----------         ----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                   $   19,081         $       11         $      186         $   18,906

   Fixed-Rate REMICs                          35,655                771                 --             36,426

Mortgage Backed Securities:
   Agency ARMs                                11,525                213                 26             11,712

   Agency Hybrid ARMs                         19,399                234                 35             19,598

   Agency DUSs                                    --                 --                 --                 --

Agency Debentures                                 --                 --                 --                 --
                                          ----------         ----------         ----------         ----------
     Total                                $   85,660         $    1,229         $      247         $   86,642
                                          ==========         ==========         ==========         ==========
December 31, 2002 Total Portfolio         $  987,326         $  113,482         $      256         $1,100,552
------------------------------------      ==========         ==========         ==========         ==========


The breakdown of the Company's available-for-sale securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below ($ in 000's) based on management's prepayment assumptions:


                                                            Due after 1    Due after 5
                                           Due in 1 year     through 5      through 10     Due after 10
March 31, 2002 Non -Collateral                or less          years          years           years           Total
------------------------------             -------------    -----------    -----------     ------------       -----
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                      $  3,547        $  1,260         $    --            $ --        $  4,807

   Fixed-Rate REMICs                               --          10,316              --              --          10,316

Mortgage Backed Securities:
   Agency ARMs                                  6,275           3,602             893              56          10,826

   Agency Hybrid ARMs                             918          14,806              --              --          15,724

   Agency DUSs                                     --         212,685         178,859              --         391,544

Agency Debentures                                  --         506,658              --              --         506,658
                                             --------        --------        --------        --------        --------

     Total                                   $ 10,740        $749,327        $179,752        $     56        $939,875
                                             ========        ========        ========        ========        ========

                                                            Due after 1    Due after 5
                                           Due in 1 year     through 5      through 10     Due after 10
March 31, 2003 Collateral                     or less          years          years           years           Total
-------------------------                  -------------    -----------    -----------     ------------       -----

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                    $      239      $   16,923         $    --            $ --      $   17,162

   Fixed-Rate REMICs                           22,421              --              --              --          22,421

Mortgage Backed Securities:
   Agency ARMs                                    465           4,425           3,685           1,490          10,065

   Agency Hybrid ARMs                              --          17,329              --              --          17,329

   Agency DUSs                                     --             --               --              --              --

Agency Debentures                                  --             --               --              --              --
                                           ----------      ----------      ----------      ----------      ----------

     Total                                 $   23,125      $   38,677      $    3,685      $    1,490      $   66,977
                                           ==========      ==========      ==========      ==========      ==========
March 31, 2003 Total Portfolio             $   33,865      $  788,004      $  183,437      $    1,546      $1,006,852
----------------------------------------   ==========      ==========      ==========      ==========      ==========

                                                            Due after 1    Due after 5
                                           Due in 1 year     through 5      through 10     Due after 10
December 31, 2002 Non-Collateral              or less          years          years           years           Total
--------------------------------           -------------    -----------    -----------     ------------       -----
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                      $  4,854        $  1,432         $    --            $ --        $  6,286

   Fixed-Rate REMICs                              654          10,000              --              --          10,654

Mortgage Backed Securities:
   Agency ARMs                                  5,373           8,752              --              57          14,182

   Agency Hybrid ARMs                           1,074          17,201              --              --          18,275

   Agency DUSs                                     --         170,495         195,014              --         365,509

Agency Debentures                                  --         486,760              --              --         486,760
                                             --------        --------        --------        --------        --------
     Total                                   $ 11,955        $694,640        $195,014        $     57        $901,666
                                             ========        ========        ========        ========        ========

                                                            Due after 1    Due after 5
                                           Due in 1 year     through 5      through 10     Due after 10
December 31, 2002 Collateral                 or less           years          years           years           Total
--------------------------------           -------------    -----------    -----------     ------------       -----
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                      $    546        $ 18,535         $    --            $ --       $ 19,081


   Fixed-Rate REMICs                           35,655              --              --              --         35,655

Mortgage Backed Securities:
   Agency ARMs                                    198           7,831           2,872             624         11,525

   Agency Hybrid ARMs                              --          19,399              --              --         19,399

   Agency DUSs                                     --              --              --              --             --

Agency Debentures                                  --              --              --              --             --
                                             --------        --------        --------        --------       --------
     Total                                   $ 36,399        $ 45,765        $  2,872        $    624       $ 85,660
                                             ========        ========        ========        ========       ========
December 31, 2002 Total Portfolio            $ 48,354        $740,405        $197,886        $    681       $987,326
---------------------------------            ========        ========        ========        ========       ========

Actual maturities may differ from maturities shown above due to prepayments.

The breakdown of the Company's available-for-sale securities by category and yield, before the result of hedges, is summarized below:

                                                     Due after 1    Due after 5
                                    Due in 1 year     through 5      through 10     Due after 10               Yield after
March 31, 2003                         or less          years          years           years         Total       Hedging
--------------                      -------------    ----------     -----------     ------------     -----     -----------
Collateralized Mortgage
Obligations:
   Floating-Rate REMICs                  3.81%         1.96%            --%               --%         2.30%        2.30%

   Fixed-Rate REMICs                     6.51          6.71             --                --          6.57         5.12
Mortgage Backed Securities:
   Agency ARMs                           4.03          4.48           5.06              5.14          4.48         4.48

   Agency Hybrid ARMs                    5.86          4.92             --                --          4.95         4.95

   Agency DUSs                             --          6.61           5.84                --          6.28         1.40

Agency Debentures                          --          5.95             --                --          5.95         3.33
                                        ------        ------         ------            ------        ------       ------
     Total                               5.73%         6.00%          5.82%             5.14%         5.95%        2.73%
                                        ======        ======         ======            ======        ======       ======

                                                     Due after 1    Due after 5
                                    Due in 1 year     through 5      through 10     Due after 10               Yield after
March 31, 2002                         or less          years          years           years         Total       Hedging
--------------                      -------------    ----------     -----------     ------------     -----     -----------
Collateralized Mortgage
Obligations:
   Floating-Rate REMICs                  3.13%         2.63%            --%               --%         2.81%        2.81%
   Fixed-Rate REMICs
                                           --          6.50             --                --          6.50         6.50
Mortgage Backed Securities:
   Agency ARMs                           0.92          6.81             --              6.36          6.58         6.58

   Agency Hybrid ARMs                      --          5.06             --                --          5.06         5.06

   Agency DUSs                             --          7.29           6.20                --          6.50         1.88

Agency Debentures                          --          6.26           6.44                --          6.27         3.41
                                        ------        ------         ------            ------        ------       ------
     Total                               2.94%         6.13%          6.22%             6.36%         6.09%        3.30%
                                        ======        ======         ======            ======        ======       ======


NOTE 5--REDEEMABLE COMMON SECURITIES

General

The Company is authorized to issue up to 150,000 Common Securities; as of March 31, 2003, and December 31, 2002, the Company had outstanding 53,011 Common Securities, all of which were held by the Branch. The Bank has agreed with the Company in the Contingent Support Agreement that, so long as any Series A Preferred Securities are outstanding, it will maintain direct or indirect ownership of 100% of the outstanding Common Securities.

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

NOTE 6--RELATED PARTY TRANSACTIONS

The Company entered into a Services Agreement with the Branch on December 5, 1997, pursuant to which the Branch manages the securities portfolio of the Company and performs other administrative functions. Expenses incurred under such Agreement were $241,941 and $231,250 for the periods ended March 31, 2003, and March 31, 2002, respectively. Under a specific allocation methodology, the costs of personnel servicing the Company has increased. This allocation is based on actual man-hours devoted to the activities of the Company and remains at arms length.

The counterparty to all cross currency and interest rate swaps is BNP PARIBAS. The fair value of these swap transactions is disclosed in Note 7.

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

NOTE 7--FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of securities at March 31, 2003, and December 31, 2002, were obtained from independent market sources and are summarized in Note 4. The carrying values of securities, as shown in Note 4, approximates their fair value. The fair value of the receivable arising from payment for securities, pursuant to the application of SFAS 125, as replaced by SFAS 140, was $67,590,683 and $86,641,699 at March 31, 2003, and December 31, 2002,
respectively.

The carrying value of cash and cash equivalents, accounts receivable, accrued interest receivable, accrued expenses, and accounts payable approximates fair value.

The fair value of the cross currency and interest rate swaps at March 31, 2003, was $(86,934,857) and $(84,340,226) at December 31, 2002, and is reflected in
Other assets and Other liabilities.

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

Derivative instruments that are used as part of the Company's interest rate risk management strategy include interest rate and cross currency swap contracts that have indices related to the pricing of specific balance sheet assets and liabilities. As a matter of policy, the Company does not use highly leveraged derivative instruments for interest rate risk management. Interest rate swaps generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date.

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

Market risk is the adverse effect that a change in interest rates, currency or implied volatility rates might have on the value of a financial instrument. The Company does not expose itself to market risk by using derivatives but rather reduces market risk since it uses derivatives only for fair value hedges that effectively offset fluctuations in the fair value of the hedged items.

The Company formally documents all relationships between derivatives and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value or cash flow hedges to (1) assets and liabilities on the balance sheet, (2) firm commitments or (3) forecasted transactions.


Fair Value Hedges

The Company mainly enters into interest rate swaps and cross currency interest rate swaps to convert fixed rate Agency Debentures, Agency DUSs and Fixed Rate REMICs into variable rate securities.

For the period ended March 31, 2003, the Company recognized a loss of $(29,345) in current year earnings related to the ineffective portion of fair value hedges. The Company also recognized $(304,062) in losses in relation to a cross currency swap that no longer qualified as a fair value hedging instrument. The fair value of the hedging instruments was $(88,313,899) at March 31, 2003, and $(86,023,329) at December 31, 2002, and has been recorded in "Other liabilities". It has been offset, except for the ineffective portion of the hedge, by the revaluation of the respective hedged investment securities. The fair value of the hedging instruments does not include accrued interest receivable and payable, which are shown separately on the balance sheet.

Cash Flow Hedges

For the periods ended March 31, 2003, and March 31, 2002, the Company did not enter into cash flow hedge transactions and it is not the intention of the Company to use interest rate swaps to convert floating rate financial instruments to fixed rate financial instruments as part of a cash flow hedge strategy.

At March 31, 2003, and December 31, 2002, the Company had outstanding interest rate and cross currency swap agreements with a notional principal amount of $690,943,800 and $664,908,744, respectively.

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

Results of Operations

THREE-MONTH PERIOD

The following discussion pertains to the Three-month period ended March 31, 2003 (the "2003 Period") and the Three-month period ended March 31, 2002 (the "2002 Period").

For the 2003 Period and 2002 Period, the Company had revenues of $6,886,906 and $8,288,571, respectively. These amounts consisted of interest income on the investment securities, the unrealized gain/loss on hedged securities and the derivatives used as hedging instruments and interest on deposits.

Interest income on the investment securities includes interest income on the remaining securities in the Initial Portfolio, which are considered to be collateral held by the Company and which are no longer recognized on the balance sheet pursuant to new guidance in Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS 125" ("SFAS 140"), which modified SFAS 125 in this respect, as explained in Note 3 to the financial statements. The receivable for the consideration paid to the Branch for the Initial Portfolio is recognized on the balance sheet and is an asset of similar size as the remaining securities in the Initial Portfolio. The balance sheet presentation results from compliance with SFAS 140 but does not reflect the economic substance of the transaction, as further explained in the section on the application of SFAS 125, as replaced by SFAS 140, below. For all economic intents and purposes, the securities in the Initial Portfolio are owned by the Company and managed as any other investment security, with related revenues belonging to the Company and recorded as such in the income statement.

For the 2003 Period and 2002 Period, interest on the securities in the Portfolio amounted to $11,970,537 and $12,182,562, respectively, representing an aggregate yield of 5.95% and 6.09%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows (yield based on average amortized cost):

                                          2003                        2002
                                 ---------------------     ---------------------
Floating-Rate REMICs............ $    129,580    2.30%     $    331,912    2.81%
Fixed-Rate REMICs............... $    606,983    6.57%     $    774,769    6.50%
Agency ARMs..................... $    239,752    4.48%     $    771,092    6.58%
Agency Hybrid ARMs.............. $    419,037    4.95%     $    841,268    5.06%
Agency DUS...................... $  5,868,197    6.28%     $  5,020,207    6.50%
Agency Debentures............... $  4,706,988    5.95%     $  4,503,314    6.27%


The yield on Agency Debentures is based on U.S. dollar denominated securities which excludes the Japanese Yen denominated securities.

During the 2003 Period, the yields on the Agency DUSs, Agency Debentures and Fixed Rate REMICs were approximately 1.40%, 3.33% and 5.12%, respectively, when taking into account the income from the derivative products used to hedge these securities. During the 2002 Period, the yields on the Agency DUSs and Agency Debentures were approximately 1.88% and 3.64%, respectively, when taking into account the income from the derivative products used to hedge these securities. There were no derivative products used to hedge Fixed Rate REMICs in the first quarter of 2002.

The average amortized cost of the Portfolio during the 2003 Period and the 2002 Period was $995,300,406 and $990,147,932, respectively. This reflects the following prepayments and reinvestments:

PREPAYMENTS                                     2003                    2002
                                            -----------           --------------
Floating- Rate REMICs.................      $ 3,387,183           $ 8,987,641
Fixed-Rate REMICs.....................      $13,572,384           $    77,313
Agency ARMs...........................      $ 4,741,166           $ 7,984,508
Agency Hybrid ARMs....................      $ 4,534,619           $11,344,609
Agency DUS............................      $ 1,054,488           $   861,534
Agency Debentures.....................      $        --           $        --


REINVESTMENTS                                   2003                    2002
                                            -----------           --------------
Floating- Rate REMICs.................      $        --           $       --
Fixed-Rate REMICs.....................      $        --           $       --
Agency ARMs...........................      $        --           $       --
Agency Hybrid ARMs....................      $        --           $       --
Agency DUS                                  $27,089,545           $       --
Agency Debentures.....................      $20,038,400           $       --

The Company also recorded interest income from short-term investments for the 2003 Period and 2002 Period of $102,368 and $153,025, respectively. These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio, (ii) prepayments of principal pending their reinvestment and (iii) short-term investments classified as cash equivalents.

As of March 31, 2003, and December 31, 2002, as calculated by aggregate amortized cost, approximately 49.68% and 50.70%, respectively, of the Portfolio consisted of collateralized mortgage obligations (Floating-Rate REMICs and Fixed-Rate REMICs) and mortgage backed securities (Agency ARMs, Agency Hybrid ARMs and Agency DUSs), and approximately 50.32% and 49.30%, respectively, consisted of Agency Debentures. As of March 31, 2003, and December 31, 2002, floating rate securities accounted for approximately 7.54% and 8.99%, respectively, of the Portfolio's collateralized mortgage obligations and mortgage backed securities. In addition, a significant portion of the Agency Debentures and the Agency DUSs are hedged so that in all but one case, the fixed rate interest received on the bonds are converted into prevailing floating rates.

The aggregate market value of the securities in the Portfolio as of March 31, 2003 and December 31, 2002, was higher than the amortized cost by approximately 11.48% and 11.47%, respectively, due to a net decrease in interest rates from the time of their original purchase. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statements of Income, pursuant to application of SFAS 133 (Note
2). Unrealized gains and losses on the non-hedged securities are reported as a component of "Other Comprehensive Income" (Note 2).

Operating expenses for the 2003 Period and the 2002 Period totaled $332,042 and $293,964, respectively. Operating expenses consisted largely of fees paid to the Branch under the Services Agreement, fees of Citibank as Trustee, consulting fees and audit fees. Under a specific allocation methodology, the costs of Branch personnel servicing the Company have increased. This allocation is based on actual man-hours devoted to the activities of the Company and remains at arms length.

The Company's net income in the 2003 Period was $6,250,803 and for the 2002 Period it was $7,994,607. As of March 31, 2003, the Company has neither declared nor paid dividends during 2003 on either Series A Preferred Securities or Common Securities.

Receivable Arising from Payment for Securities Pursuant to the Application of SFAS 125 as Replaced by SFAS 140

Due to the potential consequences of a Shift Event (defined herein Item 1, Note
2), the Company's purchase of the Initial Portfolio (as defined in Item 1 herein) from the Branch did not meet certain SFAS 125, as replaced by SFAS 140, sale accounting requirements. Accordingly, the Company recorded at December 5, 1997 a receivable for the consideration paid to the Branch for the Initial Portfolio treated as collateral. As a legal and economic matter, however, there is no such receivable since (a) neither the Bank nor the Branch has any obligation to repay any part of the purchase price for the Initial Portfolio or to repurchase or redeem any of the securities included therein, and (b) the Company has no obligation to return any of such securities to the Bank or the Branch (except in the limited circumstances and to the extent that the occurrence of a Shift Event under the Charter would require the transfer of any assets held by the Company at the time). As the securities in the Initial Portfolio are paid, the receivable will be deemed to be realized by an amount corresponding to the amount of the payments received. At March 31, 2003, and December 31, 2002, the receivable arising from payment for securities amounted to $66,977,034 and $85,660,254, respectively. The decrease in the amount of such receivable between the two dates reflects the prepayment of securities in the Initial Portfolio. The Company recognized the cash proceeds of such prepayments as a reduction in the receivable. Such decreases in the receivable did not affect the Company's results of operations or cash flow. Disclosures required under SFAS 125, as replaced by SFAS 140, are included in Note 3.

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

BNP PARIBAS Group's total and Tier 1 risk-based capital ratios at March 31, 2003, were 11.6% and 8.7%, and at December 31, 2002, were 10.9% and 8.1%, which are well above the minimum standards required by French banking regulations, currently 8% for total risk-based capital and 4% for Tier 1 risk-based capital. A "shift event" would occur if BNP PARIBAS' risk-based capital fell below these minimum standards of 8% and 4%, respectively. See Note 2 of the attached financial statements for a detailed explanation of "shift events".

Critical Accounting Policies

Management believes its critical accounting policies relate to recognition and valuation of financial instruments, as further defined in Item 1, Note 2.

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

The Company has made an assessment of all their financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at March 31, 2003. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

All of the Company's outstanding hedging transactions are fair value hedges. For the periods ended March 31, 2003, and March 31, 2002, the Company recognized losses of $(29,345) and $(280,406), respectively, in current year earnings related to the ineffective portion of fair value hedges. The fair value of these hedging instruments was $(88,313,899) at March 31, 2003, and $(86,023,329) at
December 31, 2002, and has been recorded in "Other liabilities". It has been offset, except for the ineffective portion of the hedge, by the revaluation of the respective hedged investment securities. The fair value of the hedging instruments does not include accrued interest receivable and payable, which are shown separately on the balance sheet.

For a further discussion on derivative instruments and hedging activities, see
Note 8 to the financial statements.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Sensitivity

The Company's principal market risk exposure is to changes in interest rates. This exposure arises from its investments in collateralized mortgage obligations, mortgage-backed securities, agency debentures, agency DUSs and certain derivative instruments used by the Company to modify interest rate exposure.

The outstanding principal amount and estimated fair value as of March 31, 2003, by each category of investment, is depicted in Item 1.

Interest Rate Risk

The Company's income consists primarily of interest payments on collateralized mortgage obligations, mortgage-backed securities, agency debentures and agency DUSs. Currently, the Company uses derivative products to manage a portion of its interest rate risk.

During the first quarter of 2003, the interest rate environment remained at a low but stable level. Therefore, the interest income generated by the Portfolio was stabilized at the level of income at the end of 2002. This situation has affected the Company's income through the floating rate component of the portfolio (floating-rate securities and fixed-rate securities converted to floating-rate instruments through interest rate swaps). It is anticipated that this situation may continue for the remainder of 2003, and the income will remain linked to the evolution of the yield curve.

The Company regularly reviews its hedging requirements. In the future, the Company expects to enter into additional swaps and unwind part or all of the initial and any future swaps. This strategy is implemented in order to rebalance the fixed and floating mix of interest obligations (including those arising as a result of previous interest rate swaps entered into) and the fixed and floating mix of interest payments.

The Company's interest rate management strategy will continue to be rebalanced with any purchases of new investments. There can be no assurance, however, that the Company's interest rate risk management strategies will be effective in this regard.

The Company is a party to twenty-six interest rate swaps and six cross currency swaps with BNP PARIBAS, as set out in the table below. In all but one of these swaps, the Company pays a fixed coupon and receives floating rate payments on the notional balances.

   Fair Value at       Notional
  March 31, 2003       Balance
    (in 000's)         (in 000's)        Value Date         Maturity Date         Fixed Rate    Receive Rate
------------------    ------------   -----------------     ---------------       ------------  -------------------------------
  $   (3,439)            42,000      November 25, 1998      March 26, 2008        JPY 1.75     US Three Month Libor Plus Six
                                                                                               Basis Points

      (6,418)            58,000      November 25, 1998      October 9, 2007       JPY 2.125    US Three Month Libor Plus Six
                                                                                               Basis Points

      (2,641)            18,897      November 25, 1998      August 25, 2008       US 6.15      US One Month Libor Plus Five
                                                                                               Basis Points

      (3,625)            23,246      May 25, 1999           May 25, 2009          US 6.23      US One Month Libor Plus One and
                                                                                               Half Basis Points

      (7,617)            50,000      February 12, 1999      March 5, 2007         US 6.68      US Three Month Libor Minus Two
                                                                                               Basis Points

      (7,816)            50,000      February 11, 1999      March 14, 2007        US 6.80      US Three Month Libor Minus Two
                                                                                               Basis Points

      (2,461)            30,000      March 29, 1999         October 9, 2007       JPY 2.125    US Three Month Libor Minus Two
                                                                                               and Half Basis Points

      (2,984)            26,400      April 6, 1999          October 9, 2007       JPY 2.125    US Three Month Libor Minus One
                                                                                               Basis Point

      (3,674)            25,778      June 25, 1999          June 25, 2009         US 6.06      US One Month Libor plus Three
                                                                                               and Half Basis Points

      (2,746)            20,542      February 25, 1999      February 25, 2009     US 5.95      US One Month Libor Plus Three
                                                                                               Basis Points

      (2,506)            15,525      July 1, 1999           June 25, 2009         US 6.39      US One Month Libor Plus Three
                                                                                               and Half Basis Points

      (6,093)            42,633      September 27, 1999     March  25, 2008       US 6.29      US One Month Libor Plus Five
                                                                                               Basis Points

      (2,151)            15,293      November 26, 1999      April 25, 2009        US 6.04      US One Month Libor Plus Four
                                                                                               Basis Points

      (3,625)            27,960      September 27, 1999     March 25, 2009        US 5.858     US One Month Libor Plus Four
                                                                                               Basis Points

      (1,068)             7,000      August 1, 2000         December 1, 2007      US 6.42      US One Month Libor

      (4,614)            29,002      August 1, 2000         October 1, 2006       US 7.20      US One Month Libor Minus Two
                                                                                               Basis Points

      (1,280)             8,220      June  26, 2000         October 1, 2007       US 6.68      US One Month Libor Plus One and
                                                                                               Half Basis Points

      (1,308)             9,230      June  26, 2000         October 1, 2008       US 6.26      US One Month Libor

         (19)            15,000      November 2, 2000       October 9, 2007       JPY 2.125    US Three Month Libor Minus Two
                                                                                               Basis Points

      (1,227)             7,426      October 2, 2000        June 1, 2007          US 7.007     US One Month Libor Minus Two
                                                                                               Basis Points

      (1,395)             7,538      October 2, 2000        July 1, 2007          US 7.405     US One Month Libor Minus Two
                                                                                               Basis Points

       1,379             18,000      January  17, 2001      March 26, 2008        JPY 1.750    U.S. 5.80

      (1,511)             9,709      March 25, 2001         October 25, 2007      US 6.94      US One Month Libor Plus Two
                                                                                               Basis Points

      (3,051)            19,335      September 4, 2001      October 1, 2006       US 7.20      US One Month Libor Plus Two
                                                                                               Basis Points

      (1,509)             9,667      October 2, 2001        October 1, 2006       US 7.20      US One Month Libor Plus Seven
                                                                                               Basis Points

      (1,499)             9,667      January 2, 2002        October 16, 2006      US 7.20      US One Month Libor Plus Ten
                                                                                               Basis Points

      (1,422)             9,201      May 1, 2002            October 25, 2007      US 6.63      US One Month Libor Plus One
                                                                                               Basis Point

      (1,610)            10,000      May 3, 2002            August 25, 2007       US 6.74      US One Month Libor Plus One
                                                                                               Basis Point

      (2,172)            26,500      August 25, 2002        August 25, 2007       US 4.90      US One Month Libor Plus Five
                                                                                               Basis Points

      (2,076)            12,841      September 25, 2002     June 25, 2007         US 7.007     US One Month Libor Plus Seven
                                                                                               Basis Points

      (1,204)             9,244      October 25, 2002       May 25, 2006          US 6.83      US One Month Libor Plus Seven
                                                                                               Basis Points

      (3,553)            27,090      March 21, 2003         February 25, 2009     US 5.945     US One Month Libor Plus Nine
  -----------         ---------                                                                Basis Points

  $  (86,935)         $ 690,944
  ===========         =========


The fair value of the swap portfolio was $(86,934,857) and $(84,340,226) at March 31, 2003, and December 31, 2002, respectively. The change in fair value was primarily due to changes in prevailing market interest rates.

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

The breakdown of the Company's available-for-sale securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below ($ in 000's) based on management's prepayment assumptions (see
Note 4 under Item 1 for yield information):

                                             Due        Due        Due       Due         Due        Due       Due
                                             In        after     after       after     after      after      after
At March 31, 2003 Non-Collateral            2003       2003       2004       2005       2006       2007       2008      Total
--------------------------------         --------   --------   --------   --------   --------   --------   --------   --------
Fixed Rate Instruments:
Fixed-Rate REMICs ......................  $    --    $    --    $    --   $    316   $ 10,000   $     --    $    --   $ 10,316
Agency DUS .............................       --         --         --    103,415     66,636    129,999     91,494    391,544
Agency Debentures ......................       --         --         --    122,167    323,895     60,596         --    506,658
                                          -------    -------    -------   --------   --------   --------    -------   --------
Total Fixed Rate Instruments ...........       --         --         --    225,898    400,531    190,595     91,494    908,518
                                          -------    -------    -------   --------   --------   --------    -------   --------

Floating-Rate Instruments:
Floating-Rate REMICs ...................    3,547         --      1,260         --         --         --         --      4,807
Agency ARMs ............................    2,406      3,869      3,602         --         --         --        949     10,826
Agency Hybrid ARMs .....................       --     10,477      1,318      3,302        627         --         --     15,724
                                          -------   --------   --------   --------   --------   --------    -------   --------
Total Floating Rate Instruments ........    5,953     14,346      6,180      3,302        627         --        949     31,357
                                          -------   --------   --------   --------   --------   --------    -------   --------

Total ..................................  $ 5,953   $ 14,346   $  6,180   $229,200   $401,158   $190,595    $92,443   $939,875
                                          =======   ========   ========   ========   ========   ========    =======   ========

                                             Due        Due        Due       Due         Due        Due       Due
                                             In        after     after       after     after      after      after
At March 31, 2003  Collateral               2003       2003       2004       2005       2006       2007       2008      Total
-----------------------------            --------   --------   --------   --------   --------   --------   --------   --------
Fixed Rate Instruments:
Fixed-Rate REMICs.......................  $22,421    $    --    $    --    $    --    $    --    $    --    $    -- $   22,421
Agency DUS..............................       --         --         --         --         --         --         --         --
Agency Debentures ......................       --         --         --         --         --         --         --         --
                                          -------    -------    -------   --------   --------   --------    ------- ----------
Total Fixed Rate Instruments............   22,421         --         --         --         --         --         --     22,421
                                          -------    -------    -------   --------   --------   --------    ------- ----------

Floating-Rate Instruments:
Floating-Rate REMICs....................      239      7,588      9,335         --         --         --         --     17,162
Agency ARMs.............................      249      4,359        282         --         --         --      5,175     10,065
Agency Hybrid ARMs......................       --        543     14,416         --      2,370         --         --     17,329
                                          -------    -------    -------   --------   --------   --------    ------- ----------
Total Floating Rate Instruments.........      488     12,490     24,033         --      2,370         --      5,175     44,556
                                          -------    -------    -------   --------   --------   --------    ------- ----------

Total...................................  $22,909    $12,490    $24,033   $     --    $2,370    $     --    $ 5,175 $   66,977
                                         ========   ========   ========   ========   ========   ========    ======= ==========
At March 31, 2003 Total Portfolio         $28,862    $26,836    $30,213   $229,200   $403,528   $190,595    $97,618 $1,006,852
                                         ========   ========   ========   ========   ========   ========    ======= ==========

                                             Due        Due        Due       Due         Due        Due       Due
                                             In        after     after       after     after      after      after
At December 31, 2002 Non-Collateral         2003       2003       2004       2005       2006       2007       2008      Total
-----------------------------------      --------   --------   --------   --------   --------   --------   --------   --------
Fixed Rate Instruments:
Fixed-Rate REMICs.......................     $654    $    --    $    --   $     --   $ 10,000   $     --    $    --   $ 10,654
Agency DUS..............................       --         --         --    123,994     46,501    114,986     80,028    365,509
Agency Debentures ......................       --         --         --    172,637    314,123         --         --    486,760
                                          -------    -------    -------   --------   --------   --------    -------   --------
Total Fixed Rate Instruments............      654         --         --    296,631    370,624   114,986      80,028    862,923
                                          -------    -------    -------   --------   --------   --------    -------   --------

Floating-Rate Instruments:
Floating-Rate REMICs....................    4,854         --      1,432         --         --         --         --      6,286
Agency ARMs.............................    5,373      3,791         --      4,961         --         --         57     14,182
Agency Hybrid ARMs......................    1,074     15,830      1,371         --         --         --         --     18,275
                                          -------    -------    -------   --------   --------   --------    -------   --------
Total Floating Rate Instruments.........   11,301     19,621      2,803      4,961         --         --         57     38,743
                                          -------    -------    -------   --------   --------   --------    -------   --------

Total...................................  $11,955    $19,621    $ 2,803   $301,592   $370,624   $114,986    $80,085   $901,666
                                          =======    =======    =======   ========   ========   ========    =======   ========

                                             Due        Due        Due       Due         Due        Due       Due
                                             In        after     after       after     after      after      after
At December 31, 2002 Collateral             2003       2003       2004       2005       2006       2007       2008      Total
-------------------------------          --------   --------   --------   --------   --------   --------   --------   --------
Fixed Rate Instruments:
Fixed-Rate REMICs.......................  $35,655    $    --    $    --   $     --   $     --   $     --    $    --   $ 35,655
Agency DUS..............................       --         --         --         --         --         --         --         --
Agency Debentures ......................       --         --         --         --         --         --         --         --
                                               --         --         --         --         --         --         --         --
                                          -------    -------    -------   --------   --------   --------    -------   --------
Total Fixed Rate Instruments............   35,655         --         --         --         --         --         --     35,655
                                          -------    -------    -------   --------   --------   --------    -------   --------

Floating-Rate Instruments:
Floating-Rate REMICs....................      546      8,331     10,204         --         --         --         --     19,081
Agency ARMs.............................      198      5,805      1,322        331        373      1,384      2,112     11,525
Agency Hybrid ARMs......................       --     13,622         --      5,777         --         --         --     19,399
                                          -------    -------    -------   --------   --------   --------    -------   --------
Total Floating Rate Instruments.........      744     27,758     11,526      6,108        373      1,384      2,112     50,005
                                          -------    -------    -------   --------   --------   --------    -------   --------

Total...................................  $36,399    $27,758    $11,526   $ 6,108    $    373   $  1,384    $ 2,112   $ 85,660
                                          =======    =======    =======   ========   ========   ========    =======   ========
At December 31, 2002 Total Portfolio      $48,354    $47,379    $14,329   $307,700   $370,997   $116,370    $82,197   $987,326
                                          =======    =======    =======   ========   ========   ========    =======   ========

Actual maturities may differ from maturities shown above due to prepayments.

Item 4.

CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this quarterly report for the period ended March 31, 2003, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of each of the Company's evaluations, the President and Chief Financial Officer concluded that the disclosure controls and procedures are effective in all material respects to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. Such officers also confirm that there have been no changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of each of the evaluations referred to above.

Part II

Item 1.

LEGAL PROCEEDINGS

None.

Item 2.

CHANGES IN SECURITIES AND USE OF THE PROCEEDS

None.

Item 3.

DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

Item 5.

OTHER INFORMATION

None.

Item 6.

EXHIBITS AND CURRENT REPORTS ON FORM 8-K

         A) Exhibits:

                  11) Computation of net income per common security

                  12) (a) Computation of ratio of earnings to fixed charges

                      (b) Computation of ratio of earnings to fixed charges and
                          preferred security dividends

                99.1) Certification, Olivier Meisel

                99.2) Certification, Thomas Clyne

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

                                         BNP U.S. FUNDING L.L.C.
                                         -----------------------
                                                           Registrant



Date:  May 15, 2003                      By  /s/ Olivier Meisel
                                             ----------------------------------
                                                  Olivier Meisel
                                                  President and Director

Date: May 15, 2003                       By  /s/ Thomas Clyne
                                             ----------------------------------
                                                  Thomas Clyne
                                                  Chief Financial Officer

                                  Certification
                Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (A separate certification is required for each officer)


I, Thomas Clyne, certify that:

1. I have reviewed this report on Form 10-Q of BNP U.S. Funding L.L.C.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003
                                                  /s/ Thomas Clyne
                                                  ------------------------------
                                                  Title: Chief Financial Officer

                                  Certification
                Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (A separate certification is required for each officer)


I, Olivier Meisel, certify that:

1. I have reviewed this report on Form 10-Q of BNP U.S. Funding L.L.C.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003
                                                   /s/ Olivier Meisel
                                                   -----------------------------
                                                   Title: President and Director