Form 10-Q
period 2003-06-30
BNP US FUNDING LLC
filed 2003-08-14
CIK 1054659

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                       For the quarter ended June 30, 2003

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




         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|



         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|



         All outstanding shares of Common Stock were held by BNP PARIBAS, the Registrant's parent Company, at June 30, 2003

         Number of Shares of Common Stock outstanding on June 30, 2003: 53,011

                                 Form 10-Q Index
                                 ---------------

Part I                                                                                                    Page
------                                                                                                    ----

Item 1.        Financial Statements
               Balance Sheets at June 30, 2003 (Unaudited) and December 31, 2002                            3
               Statements of Income (Unaudited) for the Three Months and Six Months Ended June 30, 2003
                     and June 30, 2002                                                                      4

               Statements of Comprehensive Income (Unaudited) for the Three Months and Six Months Ended
                     June 30, 2003 and June 30, 2002                                                        5

               Statements of Changes in Redeemable Common Securities,
                     Preferred Securities and Securityholders' Equity (Unaudited) for the
                     Three Months Ended March 31, 2003 and June 30, 2003                                    6

               Statements of Cash Flows (Unaudited) for the Six Months Ended
                     June 30, 2003 and June 30, 2002                                                        7

               Notes to Financial Statements (Unaudited)                                                    8
Item 2.        Management's Discussion and Analysis of Financial Condition
                     and Results of Operation                                                              16

Item 3.        Quantitative and Qualitative Disclosures about Market Risk                                  21
Item 4.        Controls and Procedures                                                                     25

Part II
-------

Item 1.        Legal Proceedings                                                                           26
Item 2.        Changes in Securities and Use of the Proceeds                                               26
Item 3.        Defaults upon Senior Securities                                                             26
Item 4.        Submission of Matters to a Vote of Securityholders                                          26
Item 5.        Other Information                                                                           26
Item 6.        Exhibits and Current Reports on Form 8-K                                                    26


Part I
Item 1.
FINANCIAL STATEMENTS

                             BNP U.S. FUNDING L.L.C.

                                 BALANCE SHEETS
                      (in thousands, except per share data)

                                                                       June 30, 2003     December 31, 2002
                                                                       -------------     -----------------
                                                                        (unaudited)
ASSETS

Cash and cash equivalents                                                $    46,004         $    40,180

Investment securities (Notes 3 and 4)
Available-for-sale, at fair value                                          1,052,682           1,013,910

Receivable arising from payment for securities, pursuant
     to the application of SFAS 125, as replaced by
     SFAS 140 (Note 3)                                                        51,392              85,660

Accounts receivable                                                              511               1,052

Accrued interest receivable                                                    8,163               8,400

Other asset                                                                    2,287               1,683
                                                                         -----------         -----------

TOTAL ASSETS                                                             $ 1,161,039         $ 1,150,885
                                                                         ===========         ===========

LIABILITIES

Accrued interest payable                                                 $     4,193         $     2,634
Accrued expenses                                                                 193                 204
Other liabilities                                                             91,895              86,023
                                                                         -----------         -----------

TOTAL LIABILITIES                                                             96,281              88,861
                                                                         -----------         -----------

Redeemable common securities, par value and redeemable
     value $10,000 per security; 150,000 securities authorized,
     53,011 securities issued and outstanding (Note 5)                       530,110             530,110
Preferred securities, liquidation preference $10,000 per
     security; 150,000 securities authorized, 50,000 securities
     issued and outstanding                                                  500,000             500,000
Additional paid-in capital                                                       489               1,044
Accumulated other comprehensive income                                        30,011              26,548
Retained earnings                                                              4,148               4,322
                                                                         -----------         -----------

TOTAL REDEEMABLE COMMON SECURITIES,
     PREFERRED SECURITIES AND
     SECURITYHOLDERS' EQUITY                                               1,064,758           1,062,024
                                                                         -----------         -----------

TOTAL LIABILITIES AND TOTAL REDEEMABLE
     COMMON SECURITIES, PREFERRED
     SECURITIES AND SECURITYHOLDERS' EQUITY                              $ 1,161,039         $ 1,150,885
                                                                         ===========         ===========


The accompanying Notes to Financial Statements are an integral part of these statements.

                             BNP U.S. FUNDING L.L.C.

                        STATEMENTS OF INCOME (UNAUDITED)
                      (in thousands, except per share data)



                                                        For the Three Months             For the Six Months
                                                           Ended June 30,                   Ended June 30,
                                                   ------------------------------   ------------------------------
                                                        2003             2002            2003             2002
                                                   -------------    -------------   -------------    -------------
INTEREST INCOME

Collateralized Mortgage Obligations:
     Floating-Rate REMICs                            $      108       $      267      $      238        $     599
     Fixed-Rate REMICs                                      281              855             754            1,630
Mortgage Backed Securities:
     Agency ARMs                                            200              523             440            1,234
     Agency Hybrid ARMs                                     318              692             737            1,533
     Agency DUSs                                          1,406            1,532           2,718            2,984
Agency Debentures                                         3,942            6,585           8,153           10,610
Interest on deposits                                         89              212             191              365
                                                     -----------      -----------     -----------       ----------

Total                                                     6,344           10,666          13,231           18,955
                                                     -----------      -----------     -----------       ----------

NONINTEREST INCOME (EXPENSE)

Other financial instrument                                  909                -             605                -
Fees and expenses                                          (388)            (566)           (720)            (860)
                                                     -----------      -----------     -----------       ----------
                                                            521             (566)           (115)            (860)
                                                     -----------      -----------     -----------       ----------

NET INCOME APPLICABLE TO PREFERRED AND
     REDEEMABLE COMMON SECURITIES                    $    6,865       $   10,100      $   13,116        $  18,095
                                                     ===========      ===========     ===========       ==========

NET INCOME PER REDEEMABLE
     COMMON SECURITY                                 $  (235.42)      $  (174.39)     $  (117.50)       $  (23.58)
                                                     ===========      ===========     ===========       ==========


The accompanying Notes to Financial Statements are an integral part of these statements.

                             BNP U.S. FUNDING L.L.C.

                 STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (in thousands)



                                                                  For the Three Months           For the Six Months
                                                                      Ended June 30,               Ended June 30,
                                                               --------------------------    -------------------------
                                                                  2003            2002          2003           2002
                                                               ----------      ----------    ----------     ----------
NET INCOME                                                      $   6,865       $  10,100     $  13,116      $  18,095


OTHER COMPREHENSIVE INCOME

Net change in unrealized gain in fair value
of available-for-sale securities that are not
treated as collateral (Note 3) and that are
not hedged by derivative instruments                                2,977           5,838         3,463          1,030
                                                                ---------       ---------     ---------      ---------


TOTAL OTHER COMPREHENSIVE INCOME                                    2,977           5,838         3,463          1,030
                                                                ---------       ---------     ---------      ---------


COMPREHENSIVE INCOME                                            $   9,842       $  15,938     $  16,579      $  19,125
                                                                =========       =========     =========      =========



The accompanying Notes to Financial Statements are an integral part of these statements.

                             BNP U.S. FUNDING L.L.C.

             STATEMENTS OF CHANGES IN REDEEMABLE COMMON SECURITIES,
          PREFERRED SECURITIES AND SECURITYHOLDERS' EQUITY (UNAUDITED)
                                 (in thousands)


                                                      For the Three Months Ended March 31, 2003 and June 30, 2003
                                     -----------------------------------------------------------------------------------------------
                                                                                                                       Total
                                                                                                                    Redeemable
                                                                                   Accumulated                   Common Securities,
                                     Redeemable                     Additional       Other                      Preferred Securities
                                       Common        Preferred       Paid-in      Comprehensive    Retained     and Securityholders'
                                     Securities     Securities       Capital         Income        Earnings           Equity
                                     ----------     ----------      ----------    -------------    --------     --------------------


Balance at December 31, 2002        $ 530,110       $ 500,000         $ 1,044       $ 26,548       $ 4,322           $ 1,062,024

Net income                                                                                           6,251                 6,251
Other comprehensive income                                                               486                                 486
                                    ----------      ----------        --------      ---------      --------          ------------

Balance at March 31, 2003             530,110         500,000           1,044         27,034        10,573             1,068,761

Net income                                                                                           6,865                 6,865
Other comprehensive income                                                             2,977                               2,977
Additional paid-in capital                                              5,500                                              5,500
Dividends paid - preferred
securities                                                             (6,055)                     (13,290)              (19,345)
                                    ----------      ----------        --------      ---------      --------          ------------

Balance at June 30, 2003            $ 530,110       $ 500,000         $   489       $ 30,011       $ 4,148           $ 1,064,758
                                    ==========      ==========        ========      =========      ========          ============



The accompanying Notes to Financial Statements are an integral part of these statements.


                             BNP U.S. FUNDING L.L.C.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)



                                                                                    For the Six Months
                                                                                      Ended June 30,
                                                                          ------------------------------------
                                                                              2003                    2002
                                                                          ------------            ------------
OPERATING ACTIVITIES

Net income                                                                    $ 13,116                $ 18,095
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Amortization                                                                  616                     789
     Gain on other financial instrument                                           (604)                      -
     Loss (gain) on hedge activity                                                 285                  (1,702)
Changes in assets and liabilities:
     Interest receivable                                                           237                  (1,194)
     Accounts receivable                                                           541                   1,730
     Accrued expenses                                                              (11)                     85
     Accrued interest payable                                                    1,559                   1,400
     Payable for securities purchased                                                -                  (9,802)
                                                                       ----------------        ----------------
Net cash provided by operating activities                                       15,739                   9,401
                                                                       ----------------        ----------------

INVESTING ACTIVITIES

Purchase of investment securities:
     Agency DUSs                                                               (38,122)                 (9,320)
     Agency Debentures                                                         (20,038)                 (9,961)
     Agency Fixed Rate REMICs                                                        -                 (10,000)
Proceeds from principal payments of securities
  available-for-sale, not treated as collateral                                 28,028                  27,187
Proceeds from principal payments of securities
  available-for-sale, treated as collateral                                     34,062                  22,982
                                                                       ----------------        ----------------
Net cash provided by investing activities                                        3,930                  20,888
                                                                       ----------------        ----------------

FINANCING ACTIVITIES

Additional paid-in capital                                                       5,500                       -
Cash dividends - preferred securities                                          (19,345)                (19,345)
                                                                       ----------------        ----------------
Net cash used in financing activities                                          (13,845)                (19,345)
                                                                       ----------------        ----------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                        5,824                  10,944

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  40,180                  31,084
                                                                       ----------------        ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $ 46,004                $ 42,028
                                                                       ================        ================

NONCASH FINANCING AND INVESTING ACTIVITIES

Decrease in receivable arising from payment for securities, pursuant
  to the application of SFAS 125, as replaced by SFAS 140 (Note 3)            $ 34,268                $ 23,301


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

The Company was initially capitalized on October 14, 1997, with the issuance to the Branch of one share of the Company's redeemable common securities, $10,000 par value (the "Common Securities"). On December 5, 1997 (inception), the Company commenced operations concurrent with the issuance of 50,000 noncumulative preferred securities, Series A, liquidation preference $10,000 per security (the "Series A Preferred Securities"), to qualified institutional buyers, and the issuance of an additional 53,010 Common Securities to the Branch. These issuances raised in the aggregate $1,030,115,873 of net capital (including $5,873 of additional paid-in capital). This entire amount was used to acquire a portfolio of debt securities (the "Initial Portfolio") at their fair values from the Branch. The Branch contributed additional paid-in capital of $3,000,000 and $5,500,000, on December 3, 2002, and June 3, 2003, respectively.

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

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENT SECURITIES

Investments in debt securities are classified as available-for-sale and are carried at fair value. The debt securities can be categorized as hedged or non-hedged securities. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statements of Income, pursuant to application of SFAS 133, (see below, "Accounting for Derivatives and Hedging Activities"). Unrealized gains and losses on the non-hedged securities are reported as a component of "Other Comprehensive Income".

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

To date, the Company has declared and paid dividends as follows:

Security                                     Amount               Date Paid
--------                                     ------               ---------

Series A Preferred Securities             $ 19,345,000        June 5, 1998
Common Securities                         $  5,347,365        June 22, 1998
Series A Preferred Securities             $ 19,345,000        December 5, 1998
Common Securities                         $  8,787,127        December 15, 1998
Series A Preferred Securities             $ 19,345,000        June 5, 1999
Common Securities                         $  8,454,284        June 15, 1999
Series A Preferred Securities             $ 19,345,000        December 5, 1999
Common Securities                         $ 10,352,672        December 15, 1999
Series A Preferred Securities             $ 19,345,000        June 5, 2000
Common Securities                         $ 12,508,486        June 19, 2000
Series A Preferred Securities             $ 19,345,000        December 5, 2000
Common Securities                         $ 14,792,297        December 19, 2000
Series A Preferred Securities             $ 19,345,000        June 5, 2001
Common Securities                         $ 10,718,708        June 19, 2001
Series A Preferred Securities             $ 19,345,000        December 5, 2001
Series A Preferred Securities             $ 19,345,000        June 5, 2002
Series A Preferred Securities             $ 19,345,000        December 5, 2002
Series A Preferred Securities             $ 19,345,000        June 5, 2003


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

ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES

Statement of Financial Accounting Standards No.133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", requires that an entity measure all derivatives at fair value and recognize those derivatives as either assets or liabilities on the balance sheet. The change in the derivative's fair value is generally to be recognized in current period earnings. However, if certain conditions are met, a derivative may be specifically designated as a hedge of an exposure to changes in fair value, variability of cash flows, or certain foreign currency exposures.

The Company has made an assessment of all its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at June 30, 2003. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

FOREIGN CURRENCY TRANSLATION

Assets denominated in foreign currencies are translated to U.S. dollars using applicable rates of exchange.

All of the Company's assets denominated in a foreign currency are included in its available-for-sale securities portfolio, and their foreign currency exchange risk is hedged by means of cross currency swaps. In accordance with the requirements of SFAS 133, the change in fair value, due to the change in the foreign currency exchange rate, of both the hedged securities and the hedging instruments is recorded in current period earnings.

Revenues and expenses are translated monthly at amounts which approximate weighted average exchange rates.

NOTE 3--RECEIVABLE ARISING FROM PAYMENT FOR SECURITIES

Pursuant to the application of SFAS 125, as replaced by Statement of Financial Accounting Standards No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" addresses the accounting for the transfer of financial assets. Under SFAS 140, transfers of financial assets that do not meet certain sale accounting requirements must be accounted for as a secured borrowing transaction with a pledge of collateral.

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

The Company has not sold or repledged the collateral; the securities within the Initial Portfolio mature or prepay over time. As they do, the Company recognizes the cash proceeds as a reduction in the receivable arising from payment for securities. The collateral at June 30, 2003 and December 31, 2002 is reported in
Note 4 below.

NOTE 4--INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale securities were as follows based on management's prepayment assumptions (in thousands):


June 30, 2003
-------------
                                                                       Gross           Gross
                                                                    Unrealized       Unrealized
 Non-Collateral                                Amortized Cost          Gains           Losses          Fair Value
 --------------                                --------------       ----------       ----------        ----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                           $    3,596        $       43        $       --      $     3,639
   Fixed-Rate REMICs                                  10,000             1,731                --           11,731
Mortgage Backed Securities:
   Agency ARMs                                         8,316                21                23            8,314
   Agency Hybrid ARMs                                 12,617               194                 5           12,806
   Agency DUSs                                       390,343            61,281                --          451,624
Agency Debentures                                    506,517            58,051                --          564,568
                                                  ----------        ----------        ----------      -----------
     Total Non-Collateral                         $  931,389        $  121,321        $       28      $ 1,052,682
                                                  ----------        ----------        ----------      -----------
Collateral
----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                           $   15,333        $       --        $      198      $    15,135
   Fixed-Rate REMICs                                  11,659               104                --           11,763
Mortgage Backed Securities:
   Agency ARMs                                         9,125               157                13            9,269
   Agency Hybrid ARMs                                 15,275               214                --           15,489
   Agency DUSs                                            --                --                --               --
Agency Debentures                                         --                --                --               --
                                                  ----------        ----------        ----------      -----------
     Total Collateral                             $   51,392        $      475        $      211      $    51,656
                                                  ----------        ----------        ----------      -----------
June 30, 2003 Total Portfolio                     $  982,781        $  121,796        $      239      $ 1,104,338
-----------------------------                     ==========        ==========        ==========      ===========


December 31, 2002
-----------------
                                                                      Gross             Gross
                                                                    Unrealized       Unrealized
 Non-Collateral                                Amortized Cost         Gains            Losses         Fair Value
 --------------                                --------------      -------------     ----------       ----------

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                           $    6,286        $       73        $        2      $     6,357
   Fixed-Rate REMICs                                  10,654             1,652                --           12,306
Mortgage Backed Securities:
   Agency ARMs                                        14,182               116                --           14,298
   Agency Hybrid ARMs                                 18,275               216                 7           18,484
   Agency DUSs                                       365,509            53,065                --          418,574
Agency Debentures                                    486,760            57,131                --          543,891
                                                  ----------        ----------        ----------      -----------
     Total Non-Collateral                         $  901,666        $  112,253        $        9      $ 1,013,910
                                                  ----------        ----------        ----------      -----------
Collateral
----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                           $   19,081        $       11        $      186      $    18,906
   Fixed-Rate REMICs                                  35,655               771                --           36,426
Mortgage Backed Securities:
   Agency ARMs                                        11,525               213                26           11,712
   Agency Hybrid ARMs                                 19,399               234                35           19,598
   Agency DUSs                                            --                --                --               --
Agency Debentures                                         --                --                --               --
                                                  ----------        ----------        ----------      -----------
     Total Collateral                             $   85,660        $    1,229        $      247      $    86,642
                                                  ----------        ----------        ----------      -----------
December 31, 2002 Total Portfolio                 $  987,326        $  113,482        $      256      $ 1,100,552
---------------------------------                 ==========        ==========        ==========      ===========


The breakdown of the Company's available-for-sale securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below based on management's prepayment assumptions (Actual maturities may differ from maturities shown below due to prepayments) (in thousands):




June 30, 2003
-------------                                               Due after 1      Due after 5
                                           Due in 1 year     through 5        through 10     Due after 10
Non-Collateral                                or less          years            years           years           Total
--------------                             -------------    -----------      -----------     ------------     ---------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                    $       2,518   $       1,078      $      --         $   --      $      3,596
   Fixed-Rate REMICs                                  --          10,000             --             --            10,000
Mortgage Backed Securities:
   Agency ARMs                                     4,296           4,020             --             --             8,316
   Agency Hybrid ARMs                              2,918           9,699             --             --            12,617
   Agency DUSs                                        --         247,558        142,785             --           390,343
Agency Debentures                                     --         506,517             --             --           506,517
                                           -------------   -------------      ---------         ------      ------------
     Total Non-Collateral                  $       9,732   $     778,872      $ 142,785         $   --      $    931,389
                                           -------------   -------------      ---------         ------      ------------
Collateral
----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                    $       6,218   $       9,115      $      --         $   --      $     15,333
   Fixed-Rate REMICs                              11,659              --             --             --            11,659
Mortgage Backed Securities:
   Agency ARMs                                       461           4,852            122          3,690             9,125
   Agency Hybrid ARMs                                412          14,863             --             --            15,275
   Agency DUSs                                        --              --             --             --                --
Agency Debentures                                     --              --             --             --                --
                                           -------------   -------------      ---------         ------      ------------
     Total Collateral                      $      18,750   $      28,830      $     122         $3,690      $     51,392
                                           -------------   -------------      ---------         ------      ------------
June 30, 2003 Total Portfolio              $      28,482   $     807,702      $ 142,907         $3,690      $    982,781
                                           =============   =============      =========         ======      ============

December 31, 2002
-----------------
                                                            Due after 1      Due after 5
                                           Due in 1 year     through 5        through 10     Due after 10
Non-Collateral                                or less          years            years           years           Total
--------------                             -------------    -----------      -----------     ------------     ---------

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                    $       4,854   $       1,432      $      --         $   --      $      6,286
   Fixed-Rate REMICs                                 654          10,000             --             --            10,654
Mortgage Backed Securities:
   Agency ARMs                                     5,373           8,752             --             57            14,182
   Agency Hybrid ARMs                              1,074          17,201             --             --            18,275
   Agency DUSs                                        --         170,495        195,014             --           365,509
Agency Debentures                                     --         486,760             --             --           486,760
                                           -------------   -------------      ---------         ------      ------------
     Total Non-Collateral                  $      11,955   $     694,640      $ 195,014         $   57      $    901,666
                                           -------------   -------------      ---------         ------      ------------
Collateral
----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                    $         546   $      18,535      $      --         $   --      $     19,081
   Fixed-Rate REMICs                              35,655              --             --             --            35,655
Mortgage Backed Securities:
   Agency ARMs                                       198           7,831          2,872            624            11,525
   Agency Hybrid ARMs                                 --          19,399             --             --            19,399
   Agency DUSs                                        --              --             --             --                --
Agency Debentures                                     --              --             --             --                --
                                           -------------   -------------      ---------         ------      ------------
     Total Collateral                      $      36,399   $      45,765      $   2,872         $  624      $     85,660
                                           -------------   -------------      ---------         ------      ------------
December 31, 2002 Total Portfolio          $      48,354   $     740,405      $ 197,886         $  681      $    987,326
---------------------------------          =============   =============      =========         ======      ============

The breakdown of the Company's available-for-sale securities by category and yield, before the result of hedges, is summarized below:


                                                     Due after 1    Due after 5
                                    Due in 1 year     through 5      through 10     Due after 10                    Yield after
June 30, 2003                          or less          years          years           years           Total          Hedging
-------------                       -------------    -----------    -----------     ------------     ---------      -----------
Collateralized Mortgage
Obligations:
   Floating-Rate REMICs                   2.42%            2.04%            --%             --%        2.22%           2.22%
   Fixed-Rate REMICs                      6.50             6.74             --              --         6.58            4.84
Mortgage Backed Securities:
   Agency ARMs                            4.29             4.29           3.98            4.36         4.30            4.30
   Agency Hybrid ARMs                     5.29             4.47             --              --         4.60            4.60
   Agency DUSs                              --             6.59           6.04              --         6.38            1.43
Agency Debentures                           --             5.97             --              --         5.97            3.22
                                          -----            -----          -----           -----        -----           -----
     Total                                5.05%            6.06%          6.03%           4.36%        5.99%           2.63%
                                          =====            =====          =====           =====        =====           =====
June 30, 2002
-------------

Collateralized Mortgage
Obligations:
   Floating-Rate REMICs                   2.77%            2.74%            --%             --%        2.75%           2.75%
   Fixed-Rate REMICs                        --             6.78           1.12              --         5.80            5.63
Mortgage Backed Securities:
   Agency ARMs                             .95             6.23           6.19            6.01         6.08            6.08
   Agency Hybrid ARMs                     4.96             5.00             --              --         5.00            5.00
   Agency DUSs                              --             7.20           5.97              --         6.33            1.86
Agency Debentures                           --             6.11             --              --         6.11            4.34
                                          -----            -----          -----           -----        -----           -----
     Total                                3.16%            6.07%          5.77%           6.01%        5.91%           3.67%
                                          =====            =====          =====           =====        =====           =====

NOTE 5--REDEEMABLE COMMON SECURITIES

General

The Company is authorized to issue up to 150,000 Common Securities; as of June 30, 2003 and December 31, 2002, the Company had outstanding 53,011 Common Securities, all of which were held by the Branch. The Bank has agreed with the Company in the Contingent Support Agreement that, so long as any Series A Preferred Securities are outstanding, it will maintain direct or indirect ownership of 100% of the outstanding Common Securities.

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

NOTE 6--RELATED PARTY TRANSACTIONS

The Company entered into a Services Agreement with the Branch on December 5, 1997 pursuant to which the Branch manages the securities portfolio of the Company and performs other administrative functions. Expenses incurred under such Agreement were $479,909 and $718,065 for the periods ended June 30, 2003 and June 30, 2002, respectively. Under a specific allocation methodology, the costs of personnel servicing the Company has increased. This allocation is based on actual man-hours devoted to the activities of the Company and remains at arms length.

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

NOTE 7--FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of securities at June 30, 2003 and December 31, 2002 were obtained from independent market sources and are summarized in Note 4. The carrying values of securities, as shown in Note 4, approximates their fair value. The fair value of the receivable arising from payment for securities, pursuant to the application of SFAS 125, as replaced by SFAS 140, was $51,655,738 and $86,641,699 at June 30, 2003 and December 31, 2002,
respectively.

The carrying value of cash and cash equivalents, accounts receivable, accrued interest receivable, accrued expenses, and accounts payable approximates fair value.

The fair value of the cross currency and interest rate swaps was $(89,607,553) and $(84,340,226) at June 30, 2003 and December 31, 2002, respectively, and are reflected in "Other assets" and "Other liabilities".

NOTE 8-DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to hedge the interest rate risk and foreign currency risk of fixed-income securities. As a result of interest rate or exchange rate fluctuations, hedged fixed-rate assets will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation is expected to substantially offset the Company's gains or losses on the derivative instruments that are linked to these hedged assets and liabilities. The Company considers its use of derivatives to be a prudent method of managing interest rate and foreign currency rate sensitivity, as it prevents earnings from being exposed to undue risk posed by changes in interest and exchange rates in compliance with the Company's policies.

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

Fair Value Hedges

The Company mainly enters into interest rate swaps and cross currency interest rate swaps to convert fixed rate Agency Debentures, Agency DUSs and Fixed-Rate REMICs into variable rate securities.

The fair value of the hedging instruments was $(91,895,202) and $(86,023,329) at June 30, 2003 and December 31, 2002, respectively, and has been recorded in "Other liabilities". It has been offset, except for the ineffective portion of the hedge, by the revaluation of the respective hedged investment securities. The fair value of the hedging instruments does not include accrued interest receivable and payable, which are shown separately on the balance sheet. For the six months ended June 30, 2003, the Company recognized a loss of $(285,907) in current year earnings related to the ineffective portion of fair value hedges. The Company also recognized a gain of $604,546 in current year earnings related to a cross currency swap that no longer qualified as a fair value hedging instrument.

Cash Flow Hedges

For the six months ended June 30, 2003 and June 30, 2002, the Company did not enter into cash flow hedge transactions and it is not the intention of the Company to use interest rate swaps to convert floating rate financial instruments to fixed rate financial instruments as part of a cash flow hedge strategy.

At June 30, 2003 and December 31, 2002, the Company had outstanding interest rate and cross currency swap agreements with a notional principal amount of $689,743,265 and $664,908,744, respectively.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company was formed on October 14, 1997, and commenced operations on December 5, 1997, by the sale to qualified institutional buyers of 50,000 Series A Preferred Securities and the sale to the Branch of 53,011 Common Securities. Together, such sales raised net capital of $1,030,115,873, which the Company used to purchase the Initial Portfolio from the Branch. The Branch has contributed $5,500,000 and $3,000,000 of additional paid-in capital on June 3, 2003 and December 3, 2002, respectively.

The Company's sole business is to acquire, hold and manage debt instruments, largely consisting of mortgage obligations, in the Portfolio, which generate net income for distribution to securityholders. The Company's major source of income is interest generated by the securities in the Portfolio.

Results of Operations

SIX MONTH PERIOD

The following discussion pertains to the Six month period ended June 30, 2003 (the "2003 Period") and the Six month period ended June 30, 2002 (the "2002 Period").

For the 2003 Period and 2002 Period, the Company had revenues of $13,231,634 and $18,955,294, respectively. These amounts consisted of interest income on the investment securities, the unrealized gain/loss on hedged securities and derivatives used as hedging instruments, and interest on deposits.

For the 2003 Period and 2002 Period, interest on the securities in the Portfolio amounted to $24,053,366 and $24,308,698, respectively, representing an aggregate yield of 5.99% and 5.91%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows (yield based on average amortized cost):

                                        2003                        2002
                               ---------------------      ---------------------

Floating-Rate REMICs.......... $    238,044    2.22%      $    599,073    2.75%
Fixed-Rate REMICs............. $  1,023,517    6.58%      $  1,679,949    5.80%
Agency ARMs................... $    439,750    4.30%      $  1,234,026    6.08%
Agency Hybrid ARMs............ $    737,256    4.60%      $  1,533,286    5.00%
Agency DUS.................... $ 12,162,775    6.38%      $ 10,140,311    6.30%
Agency Debentures............. $  9,452,024    5.97%      $  9,122,053    6.11%


The yield on Agency Debentures is based on U.S. dollar denominated securities which excludes the Japanese Yen denominated securities.

During the 2003 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICs were approximately 1.43%, 3.22% and 4.84%, respectively, when taking into account the income from the derivative products used to hedge these securities. During the 2002 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICS were approximately 1.86%, 4.34%, and 5.63%, respectively, when taking into account the income from the derivative products used to hedge these securities.

The average amortized cost of the Portfolio during the 2003 Period and the 2002 Period was $992,729,767 and $1,007,497,983, respectively. This reflects the following prepayments and reinvestments:

PREPAYMENTS                                    2003                     2002
-----------                                ------------            ------------
Floating-Rate REMICs..................     $  6,416,998            $ 16,111,453
Fixed-Rate REMICs.....................     $ 24,650,408            $    144,938
Agency ARMs...........................     $  8,138,955            $ 12,194,086
Agency Hybrid ARMs....................     $  9,596,178            $ 19,986,447
Agency DUS ...........................     $ 13,287,228            $  1,732,352
Agency Debentures.....................     $         --            $         --

REINVESTMENTS                                  2003                     2002
-------------                              ------------            ------------
Floating-Rate REMICs..................     $         --            $         --
Fixed-Rate REMICs.....................     $         --            $ 10,000,000
Agency ARMs...........................     $         --            $         --
Agency Hybrid ARMs....................     $         --            $         --
Agency DUS                                 $ 38,121,748            $  9,319,961
Agency Debentures.....................     $ 20,038,400            $  9,960,584

The Company also recorded interest income from short-term investments for the 2003 Period and 2002 Period of $191,047 and $356,080, respectively. These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio, (ii) prepayments of principal pending their reinvestment and (iii) short-term investments classified as cash equivalents.

As of June 30, 2003, and June 30, 2002, as calculated by aggregate amortized cost, approximately 48.46% and 50.68%, respectively, of the Portfolio consisted of collateralized mortgage obligations (Floating-Rate REMICs and Fixed-Rate REMICs) and mortgage backed securities (Agency ARMs, Agency Hybrid ARMs and Agency DUSs), and approximately 51.54% and 49.32%, respectively, consisted of Agency Debentures. As of June 30, 2003, and June 30, 2002, floating rate securities accounted for approximately 6.54% and 12.52%, respectively, of the Portfolio's collateralized mortgage obligations and mortgage backed securities. In addition, a significant portion of the Agency Debentures and the Agency DUSs are hedged so that in all but one case, the fixed interest rates received on the bonds are converted into prevailing floating rates.

The aggregate market value of the securities in the Portfolio as of June 30, 2003 and June 30, 2002 was higher than the amortized cost by approximately 12.37% and 6.82%, respectively, due to a net decrease in interest rates from the time of their original purchase. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statements of Income, pursuant to application of SFAS 133 (Note
2). Unrealized gains and losses on the non-hedged securities are reported as a component of Other Comprehensive Income.

Operating expenses for the 2003 Period and 2002 Period totaled $719,993 and $860,265, respectively. Operating expenses consisted largely of fees paid to the Branch under the Services Agreement, fees to Citibank as Trustee, consulting fees and audit fees. Under a specific allocation methodology, the costs of Branch personnel servicing the Company have increased. This allocation is based on actual man-hours devoted to the activities of the Company and remains at arms length.

The Company's net income for the 2003 Period and 2002 Period was $13,116,188 and $18,095,029, respectively. As of June 30 2003, the Company has declared and paid dividends as follows:

Security                             Amount                    Date Paid
--------                             -----                     ---------
Series A Preferred                 $19,345,000                 June 5, 2003
Series A Preferred                 $19,345,000                 December 5, 2002
Series A Preferred                 $19,345,000                 June 5, 2002

THREE MONTH PERIOD

The following discussion pertains to the Three month period ended June 30, 2003 (the "2003 Quarter") and the Three month period ended June 30, 2002 (the "2002 Quarter").

For the 2003 Quarter and 2002 Quarter, the Company had revenues of $6,344,728 and $10,666,723, respectively. These amounts consisted of interest income on the investment securities, the unrealized gain/loss on hedged securities and derivatives used as hedging instruments, and interest on deposits.

For the 2003 Quarter and 2002 Quarter, interest on the securities in the Portfolio amounted to $12,082,830 and $12,126,136, respectively, representing an aggregate yield of 6.01% and 5.96%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows (yield based on average amortized cost):

                                        2003                        2002
                               ---------------------      ---------------------

Floating-Rate REMICs.......... $    108,464    2.17%      $    267,161    2.68%
Fixed-Rate REMICs............. $    416,534    6.59%      $    905,180    6.22%
Agency ARMs................... $    199,998    4.29%      $    522,934    5.52%
Agency Hybrid ARMs............ $    318,219    4.30%      $    692,018    4.94%
Agency DUSs................... $  6,294,579    6.40%      $  5,120,104    6.35%
Agency Debentures............. $  4,745,036    6.00%      $  4,618,739    6.16%


The yield on Agency Debentures is based on U.S. dollar denominated securities which excludes the Japanese Yen denominated securities.

During the 2003 Quarter, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICs were approximately 1.43%, 3.09% and 4.45%, respectively, when taking into account the income from the derivative products used to hedge these securities. During the 2002 Quarter, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICS were approximately 1.90%, 5.33%, and 5.88%, respectively, when taking into account the income from the derivative products used to hedge these securities.

The average amortized cost of the Portfolio during the 2003 Quarter and 2002 Quarter was $993,655,701 and $995,629,297, respectively. This reflects the following prepayments and reinvestments:

PREPAYMENTS                              2003                          2002
-----------                         ------------                 ------------
Floating-Rate REMICs............    $  3,029,814                 $  7,123,812
Fixed-Rate REMICs...............    $ 11,078,024                 $     67,624
Agency ARMs.....................    $  3,397,790                 $  4,209,579
Agency Hybrid ARMs..............    $  5,061,559                 $  8,641,838
Agency DUS .....................    $ 12,232,739                 $    870,819
Agency Debentures...............    $         --                 $         --

REINVESTMENTS                            2003                          2002
-------------                       ------------                 ------------
Floating-Rate REMICs............    $         --                 $         --
Fixed-Rate REMICs...............    $         --                 $ 10,000,000
Agency ARMs.....................    $         --                 $         --
Agency Hybrid ARMs..............    $         --                 $         --
Agency DUS .....................    $ 11,032,204                 $  9,319,961
Agency Debentures...............    $         --                 $  9,960,584


The Company also recorded interest income from short-term investments for the 2003 Quarter and 2002 Quarter of $88,680 and $212,055, respectively. These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio, (ii) prepayments of principal pending their reinvestment and (iii) short-term investments classified as cash equivalents.

Operating expenses for the 2003 Quarter and 2002 Quarter totaled $387,951 and $566,301, respectively. Operating expenses consisted largely of fees paid to the Branch under the Services Agreement, fees to Citibank as Trustee, consulting fees and audit fees. Under a specific allocation methodology, the costs of Branch personnel servicing the Company have increased. This allocation is based on actual man-hours devoted to the activities of the Company and remains at arms length.

The Company's net income for the 2003 Quarter and 2002 Quarter was $6,865,385 and $10,100,622, respectively.

Receivable Arising from Payment for Securities

Due to the potential consequences of a Shift Event (as defined in Item 1 Note 2 herein), the Company's purchase of the Initial Portfolio (as defined in Item 1 herein) from the Branch did not meet certain SFAS 125, as replaced by SFAS 140, sale accounting requirements. Accordingly, the Company recorded at December 5, 1997 a receivable for the consideration paid to the Branch for the Initial Portfolio treated as collateral. As a legal and economic matter, however, there is no such receivable since (a) neither the Bank nor the Branch has any obligation to repay any part of the purchase price for the Initial Portfolio or to repurchase or redeem any of the securities included therein, and (b) the Company has no obligation to return any of such securities to the Bank or the Branch (except in the limited circumstances and to the extent that the occurrence of a Shift Event under the Charter would require the transfer of any assets held by the Company at the time). As the securities in the Initial Portfolio are paid, the receivable will be deemed to be realized by an amount corresponding to the amount of the payments received. At June 30, 2003 and December 31, 2002, the receivable arising from payment for securities amounted to $51,391,960 and $85,660,254, respectively. The decrease in the amount of such receivable between the two dates reflects the prepayment of securities in the Initial Portfolio. The Company recognized the cash proceeds of such prepayments as a reduction in the receivable. Such decreases in the receivable did not affect the Company's results of operations or cash flow. Disclosures required under SFAS 125, as replaced by SFAS 140, are included in Note 3.

Investment Income

The interest income on the investment securities includes interest income on the remaining securities in the Initial Portfolio, which are considered to be collateral held by the Company and which are no longer recognized on the balance sheet pursuant to new guidance in Statement of Financial Accounting Standards No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS 125", which modified SFAS 125 in this respect, as explained in Note 3 to the financial statements. The receivable for the consideration paid to the Branch for the Initial Portfolio is recognized on the balance sheet and is an asset of similar size as the remaining securities in the Initial Portfolio. The balance sheet presentation results from compliance with SFAS 140 but does not reflect the economic substance of the transaction, as further explained in the section on the application of SFAS 125, as replaced by SFAS 140, below. For all economic intent and purposes, the securities in the Initial Portfolio are owned by the Company and managed as any other investment security, with related revenues belonging to the Company and recorded as such in the income statements.

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

The low interest rate environment has adversely affected the Company's income. The Company has not declared dividends on the Common Securities since June 2001 in order to retain earnings available for the payment of dividends to the holders of the Series A Preferred Securities. Dividends to the Preferred Securityholders may be paid out of (i) net income, determined without regard to capital gains or losses, or (ii) amounts contributed by the Bank or the Branch to the Company's capital. In the continued low interest rate environment in 2003, the Branch contributed $5,500,000 of additional paid-in capital, which was used to facilitate the semi-annual payment of dividends to the holders of the Series A Preferred Securities.

Based on 2003 projected earnings, the Company may require an additional cash contribution from the Branch to ensure payment of preferred dividends. The Company cannot make any assurances that further decreases in interest rates or a sustained low interest rate environment will not have a further adverse effect on the Company's income.

BNP PARIBAS Group's total and Tier 1 risk-based capital ratios at June 30 2003 were 12.8% and 8.9%, and at December 31, 2002 were 10.9% and 8.1%, which are well above the minimum standards required by French banking regulations, currently 8% for total risk-based capital and 4% for Tier 1 risk-based capital. A "Shift Event" would occur if BNP PARIBAS' risk-based capital fell below these minimum standards of 8% and 4%, respectively. See Note 2 of the attached financial statements for a detailed explanation of "Shift Events".

Critical Accounting Policies

Management believes its critical accounting policies relate to recognition and valuation of financial instruments, as further defined in Item 1, Note 2.

Accounting and Reporting Developments

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 will have no impact on the Company's unaudited Balance Sheet or Statement of Income.

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the unaudited statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not anticipate SFAS 149 having a material impact on our unaudited Balance Sheet or Statement of Income.

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

The Company has made an assessment of all its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at June 30, 2003. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

All of the Company's outstanding hedging transactions are fair value hedges. For the periods ended June 30, 2003 and June 30, 2002, the Company recognized (loss) gain of $(285,907) and $1,702,002, respectively, in earnings related to the ineffective portion of fair value hedges. The fair value of these hedging instruments was $(91,895,202) at June 30, 2003 and $(86,023,329) at December 31,
2002, and has been recorded in "Other liabilities". It has been offset, except for the ineffective portion of the hedge, by the revaluation of the respective hedged investment securities. The fair value of the hedging instruments does not include accrued interest receivable and payable, which are shown separately on the balance sheet.

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

The outstanding principal amount and estimated fair value as of June 30, 2003, by each category of investment, is depicted in Item 1.

Interest Rate Risk

The Company's income consists primarily of interest payments on collateralized mortgage obligations, mortgage-backed securities, agency debentures and agency DUSs. Currently, the Company uses derivative products to manage a portion of its interest rate risk.

During the six month period ended June 30, 2003, the interest rate environment remained at a low but stable level. Therefore, the interest income generated by the Portfolio was stabilized at the level of income at the end of 2002. This situation has affected the Company's income through the floating rate component of the portfolio (floating-rate securities and fixed-rate securities converted to floating-rate instruments through interest rate swaps). It is anticipated that this situation may continue for the remainder of 2003, and the income will remain linked to the evolution of the yield curve.

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

The Company is a party to twenty-seven interest rate swaps and six cross currency swaps with BNP PARIBAS, as set out in the table below. In all but one of these swaps, the Company pays a fixed coupon and receives floating rate payments on the notional balances.


                                                                                                 Fair Value at
                                                                                                 June 30, 2003     Notional Balance
     Value Date            Maturity Date         Fixed Rate             Receive Rate               (in 000's)         (in 000's)
---------------------    -------------------   ----------------    ------------------------      ---------------   ----------------

November 25, 1998         March 26, 2008       JPY 1.75            U.S. Three Month LIBOR           $   (2,651)      $   42,000
                                                                   Plus Six Basis Points
November 25, 1998         October 9, 2007      JPY 2.125           U.S. Three Month LIBOR               (4,733)          58,000
                                                                   Plus Six Basis Points
November 25, 1998         August 25, 2008      U.S. 6.15           U.S. One Month LIBOR                 (2,951)          18,823
                                                                   Plus Five Basis Points
May 25, 1999              May 25, 2009         U.S. 6.23           U.S. One Month LIBOR                 (2,165)          12,180
                                                                   Plus One and Half Basis
                                                                   Points
February 12, 1999         March 5, 2007        U.S. 6.68           U.S. Three Month LIBOR               (8,915)          50,000
                                                                   Minus Two Basis Points
February 11, 1999         March 14, 2007       U.S. 6.80           U.S. Three Month LIBOR               (9,133)          50,000
                                                                   Minus Two Basis Points
March 29, 1999            October 9, 2007      JPY 2.125           U.S. Three Month LIBOR               (1,611)          30,000
                                                                   Minus Two and Half Basis
                                                                   Points
April 6, 1999             October 9, 2007      JPY 2.125           U.S. Three Month LIBOR               (2,215)          26,400
                                                                   Minus One Basis Point
June 25, 1999             June 25, 2009        U.S. 6.06           U.S. One Month LIBOR                 (4,201)          25,702
                                                                   Plus Three and Half
                                                                   Basis Points
February 25, 1999         February 25, 2009    U.S. 5.95           U.S. One Month LIBOR                 (3,125)          20,465
                                                                   Plus Three Basis Points
July 1, 1999              June 25, 2009        U.S. 6.39           U.S. One Month LIBOR                 (2,826)          15,481
                                                                   Plus Three and Half
                                                                   Basis Points
September 27, 1999        March 25, 2008       U.S. 6.29           U.S. One Month LIBOR                 (6,743)          42,473
                                                                   Plus Five Basis Points
November 26, 1999         April 25, 2009       U.S. 6.04           U.S. One Month LIBOR                 (2,459)          15,243
                                                                   Plus Four Basis Points
September 27, 1999        March 25, 2009       U.S. 5.858          U.S. One Month LIBOR                 (4,168)          27,855
                                                                   Plus Four Basis Points
August 1, 2000            December 1, 2007     U.S. 6.42           U.S. One Month LIBOR                 (1,171)           7,000
August 1, 2000            October 1, 2006      U.S. 7.20           U.S. One Month LIBOR                 (4,749)          28,918
                                                                   Minus Two Basis Points
June 26, 2000             October 1, 2007      U.S. 6.68           U.S. One Month LIBOR                 (1,376)           8,191
                                                                   Plus One and Half Basis
                                                                   Points
June 26, 2000             October 1, 2008      U.S. 6.26           U.S. One Month LIBOR                 (1,442)           9,197
October 2, 2000           June 1, 2007         U.S. 7.007          U.S. One Month LIBOR                 (1,297)           7,394
                                                                   Minus Two Basis Points
October 2, 2000           July 1, 2007         U.S. 7.405          U.S. One Month LIBOR                 (1,467)           7,523
                                                                   Minus Two Basis Points
March 25, 2001            October 25, 2007     U.S. 6.94           U.S. One Month LIBOR                 (1,589)           9,674
                                                                   Plus Two Basis Points
September 4, 2001         October 16, 2006     U.S. 7.20           U.S. One Month LIBOR                 (3,143)          19,279
                                                                   Plus Two Basis Points
October 2, 2001           October 16, 2006     U.S. 7.20           U.S. One Month LIBOR                 (1,556)           9,639
                                                                   Plus Seven Basis Points
January 2, 2002           October 16, 2006     U.S. 7.20           U.S. One Month LIBOR                 (1,547)           9,639
                                                                   Plus Ten Basis Points
May 1, 2002               October 25, 2007     U.S. 6.63           U.S. One Month LIBOR                 (1,534)           9,168
                                                                   Plus One Basis Point
May 3, 2002               August 25, 2007      U.S. 6.74           U.S. One Month LIBOR                 (1,730)          10,000
                                                                   Plus One Basis Point
August 25, 2002           August 25, 2007      U.S. 4.90           U.S. One Month LIBOR                 (2,589)          26,500
                                                                   Plus Five Basis Points
September 25, 2002        June 25, 2007        U.S. 7.007          U.S. One Month LIBOR                 (2,200)          12,786
                                                                   Plus Seven Basis Points
October 25, 2002          May 25, 2006         U.S. 6.83           U.S. One Month LIBOR                 (1,224)           9,209
                                                                   Plus Seven Basis Points
March 21, 2003            February 25, 2009    U.S. 5.945          U.S. One Month LIBOR                 (4,072)          26,985
                                                                   Plus Nine Basis Points
May 8, 2003               July 25, 2006        U.S. 7.239          U.S. One Month LIBOR                 (1,687)          11,019
                                                                   Plus Seven Basis Points
November 2, 2000          October 9, 2007      JPY 2.125           U.S. Three Month LIBOR                  374           15,000
                                                                   Minus Two Basis Points          -----------      -----------

Total Swaps- Fair Value Hedges (Other liabilities)                                                 $   (91,895)     $   671,743
--------------------------------------------------                                                 -----------      -----------
January  17, 2001         March 26, 2008       JPY 1.750           U.S. 5.80                             2,287           18,000
                                                                                                   -----------      -----------
Other Swap (Other asset)                                                                           $     2,287      $    18,000
------------------------                                                                           -----------      -----------
Total Swap Portfolio                                                                               $   (89,608)     $   689,743
--------------------                                                                               ============     ===========

The fair value of the swap portfolio was $(89,607,553) and $(84,340,226) at June 30, 2003 and December 31, 2002, respectively. The change in fair value was primarily due to changes in prevailing market interest rates.

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

The breakdown of the Company's available-for-sale securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below based on management's prepayment assumptions (see Note 4 under Item 1 for yield information) (actual maturities may differ from maturities shown below due to prepayments) (in thousands):

                                                                            June 30, 2003
                                                                            -------------
                                        Due         Due         Due         Due         Due         Due         Due
                                         In        after       after       after       after       after       after
Non-Collateral                          2003        2003        2004        2005        2006        2007        2008       Total
--------------                         ------      ------      ------      ------      ------      ------      ------     -------
Fixed-Rate Instruments:
Fixed-Rate REMICs.................... $     --    $     --    $     --    $     --    $ 10,000    $     --    $     --   $ 10,000
Agency DUS...........................       --          --          --      87,703      92,920     129,503      80,217    390,343
Agency Debentures ...................       --          --          --     109,970     335,984      60,563          --    506,517
                                      --------    --------    --------    --------    --------    --------    --------   --------
Total Fixed-Rate Instruments.........       --          --          --     197,673     438,904     190,066      80,217    906,860
                                      --------    --------    --------    --------    --------    --------    --------   --------

Floating-Rate Instruments:
Floating-Rate REMICs.................    2,518          --       1,078          --          --          --          --      3,596
Agency ARMs..........................       --       4,333       3,239         744          --          --          --      8,316
Agency Hybrid ARMs...................       --       4,752       5,259       1,999          --         607          --     12,617
                                      --------    --------    --------    --------    --------    --------    --------   --------
Total Floating-Rate Instruments......    2,518       9,085       9,576       2,743          --         607          --     24,529
                                      --------    --------    --------    --------    --------    --------    --------   --------
Total Non-Collateral................. $  2,518    $  9,085    $  9,576    $200,416    $438,904    $190,673    $ 80,217   $931,389
                                      --------    --------    --------    --------    --------    --------    --------   --------
Collateral
----------
Fixed-Rate Instruments:
Fixed-Rate REMICs.................... $ 11,659    $     --    $     --    $     --    $     --    $     --    $     --   $ 11,659
Agency DUS...........................       --          --          --          --          --          --          --         --
Agency Debentures ...................       --          --          --          --          --          --          --         --
                                      --------    --------    --------    --------    --------    --------    --------   --------
Total Fixed-Rate Instruments.........   11,659          --          --          --          --          --          --     11,659
                                      --------    --------    --------    --------    --------    --------    --------   --------

Floating-Rate Instruments:
Floating-Rate REMICs.................       97       6,892       7,019       1,325          --          --          --     15,333
Agency ARMs..........................       43         418       4,583         ---         269          --       3,812      9,125
Agency Hybrid ARMs...................       --         412       9,068       5,795          --          --          --     15,275
                                      --------    --------    --------    --------    --------    --------    --------   --------
Total Floating-Rate Instruments......      140       7,722      20,670       7,120         269          --       3,812     39,733
                                      --------    --------    --------    --------    --------    --------    --------   --------
Total Collateral..................... $ 11,799    $  7,722    $ 20,670    $  7,120    $    269    $     --    $  3,812   $ 51,392
                                      --------    --------    --------    --------    --------    --------    --------   --------
June 30, 2003 Total Portfolio         $ 14,317    $ 16,807    $ 30,246    $207,536    $439,173    $190,673    $ 84,029   $982,781
                                      ========    ========    ========    ========    ========    ========    ========   ========

                                                                         December 31, 2002
                                                                         -----------------

                                        Due         Due         Due         Due         Due         Due         Due
                                         In        after       after       after       after       after       after
Non-Collateral                          2003        2003        2004        2005        2006        2007        2008       Total
--------------                         ------      ------      ------      ------      ------      ------      ------     -------
Fixed-Rate Instruments:
Fixed-Rate REMICs.................... $    654    $     --    $     --    $     --    $ 10,000    $     --    $     --   $ 10,654
Agency DUS...........................       --          --          --     123,994      46,501     114,986      80,028    365,509
Agency Debentures ...................       --          --          --     172,637     314,123          --          --    486,760
                                      --------    --------    --------    --------    --------    --------    --------   --------
Total Fixed-Rate Instruments.........      654          --          --     296,631     370,624     114,986      80,028    862,923
                                      --------    --------    --------    --------    --------    --------    --------   --------
Floating-Rate Instruments:
Floating-Rate REMICs.................    4,854          --       1,432          --          --          --          --      6,286
Agency ARMs..........................    5,373       3,791          --       4,961          --          --          57     14,182
Agency Hybrid ARMs...................    1,074      15,830       1,371          --          --          --          --     18,275
                                      --------    --------    --------    --------    --------    --------    --------   --------
Total Floating-Rate Instruments......   11,301      19,621       2,803       4,961          --          --          57     38,743
                                      --------    --------    --------    --------    --------    --------    --------   --------
Total Non-Collateral................. $ 11,955    $ 19,621    $  2,803    $301,592    $370,624    $114,986    $ 80,085   $901,666
                                      --------    --------    --------    --------    --------    --------    --------   --------
Collateral
----------
Fixed-Rate Instruments:
Fixed-Rate REMICs.................... $ 35,655    $     --    $     --    $     --    $     --    $     --    $     --   $ 35,655
Agency DUS...........................       --          --          --          --          --          --          --         --
Agency Debentures ...................       --          --          --          --          --          --          --         --
                                      --------    --------    --------    --------    --------    --------    --------   --------
Total Fixed-Rate Instruments.........   35,655          --          --          --          --          --          --     35,655
                                      --------    --------    --------    --------    --------    --------    --------   --------

Floating-Rate Instruments:
Floating-Rate REMICs.................      546       8,331      10,204          --          --          --          --     19,081
Agency ARMs..........................      198       5,805       1,322         331         373       1,384       2,112     11,525
Agency Hybrid ARMs...................       --      13,622          --       5,777          --          --          --     19,399
                                      --------    --------    --------    --------    --------    --------    --------   --------
Total Floating-Rate Instruments......      744      27,758      11,526       6,108         373       1,384       2,112     50,005
                                      --------    --------    --------    --------    --------    --------    --------   --------
Total Collateral..................... $ 36,399    $ 27,758    $ 11,526    $  6,108    $    373    $  1,384    $  2,112   $ 85,660
                                      --------    --------    --------    --------    --------    --------    --------   --------
December 31, 2002 Total Portfolio     $ 48,354    $ 47,379    $ 14,329    $307,700    $370,997    $116,370    $ 82,197   $987,326
                                      ========    ========    ========    ========    ========    ========    ========   ========

Item 4.

CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this quarterly report for the period ended June 30, 2003, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of each of the Company's evaluations, the President and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as when required. There has been no change in the Company's internal control over financial reporting during the Company's quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

EXHIBITS AND CURRENT REPORTS ON FORM 8-K

          A) Exhibits:

         11) Computation of net income per common security

         12) (a) Computation of ratio of earnings to fixed charges
             (b) Computation of ratio of earnings to fixed charges
                 and preferred security dividends

       31.1) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       31.2) Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                              BNP U.S. FUNDING L.L.C.
                                              -----------------------
                                                    Registrant




Date: August 14, 2003                         By  /s/ Oliver Meisel
                                                 --------------------
                                                    Olivier Meisel
                                                    President and
                                                    Director

Date: August 14, 2003                         By  /s/ Thomas Clyne
                                                 --------------------
                                                    Thomas Clyne
                                                    Chief Financial Officer
                                                    and Director