Form 10-Q
period 2003-09-30
BNP US FUNDING LLC
filed 2003-11-14
CIK 1054659

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                    For the quarter ended September 30, 2003

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




         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]


         All outstanding shares of Common Stock were held by BNP PARIBAS, the Registrant's parent Company, at September 30, 2003


         Number of Shares of Common Stock outstanding on September 30, 2003:
53,011

                                 Form 10-Q Index

Part I                                                                      Page
                                                                            ----

Item 1.   Financial Statements

          Balance Sheets at September 30, 2003 (Unaudited) and
              December 31, 2002                                                3

          Statements of Income (Unaudited) for the Three Months and Nine
              Months Ended September 30, 2003 and September 30, 2002           4

          Statements of Comprehensive Income (Unaudited) for the Three Months
                and Nine Months Ended September 30, 2003 and
                September 30, 2002                                             5

          Statements of Changes in Redeemable Common Securities,
                Preferred Securities and Securityholders' Equity
                (Unaudited) for the Three Months Ended March 31, 2003,
                June 30, 2003 and September 30, 2003                           6

          Statements of Cash Flows (Unaudited) for the Nine Months Ended
                September 30, 2003 and September 30, 2002                      7

          Notes to Financial Statements (Unaudited)                            8

Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operation                                      16

Item 3.   Quantitative and Qualitative Disclosures about Market Risk          21

Item 4.   Controls and Procedures                                             25

Part II

Item 1.   Legal Proceedings                                                   26

Item 2.   Changes in Securities and Use of the Proceeds                       26

Item 3.   Defaults upon Senior Securities                                     26

Item 4.   Submission of Matters to a Vote of Securityholders                  26

Item 5.   Other Information                                                   26

Item 6.   Exhibits and Current Reports on Form 8-K                            26

Part I
Item 1.

FINANCIAL STATEMENTS

                                           BNP U.S. FUNDING L.L.C.

                                               BALANCE SHEETS
                                    (in thousands, except per share data)


                                                                  September 30, 2003     December 31, 2002
                                                                 --------------------   -------------------
                                                                      (unaudited)
ASSETS

Cash and cash equivalents                                               $    31,228           $    40,180

Investment securities (Notes 3 and 4)
Available-for-sale, at fair value                                         1,080,502             1,013,910

Receivable arising from payment for securities, pursuant
     to the application of SFAS 125, as replaced by
     SFAS 140 (Note 3)                                                       39,525                85,660

Accounts receivable                                                             450                 1,052

Accrued interest receivable                                                   7,628                 8,400

Other asset                                                                     693                 1,683
                                                                    ----------------      ----------------

TOTAL ASSETS                                                            $ 1,160,026           $ 1,150,885
                                                                    ================      ================

LIABILITIES

Accrued interest payable                                                $     1,003           $     2,634
Accrued expenses                                                                255                   204
Other liabilities                                                            92,605                86,023
                                                                    ----------------      ----------------

TOTAL LIABILITIES                                                            93,863                88,861
                                                                    ----------------      ----------------
Redeemable common securities, par value and redeemable
     value $10,000 per security; 150,000 securities authorized,
     53,011 securities issued and outstanding (Note 5)                      530,110               530,110
Preferred securities, liquidation preference $10,000 per
     security; 150,000 securities authorized, 50,000 securities
     issued and outstanding                                                 500,000               500,000
Additional paid-in capital                                                      489                 1,044
Accumulated other comprehensive income                                       26,190                26,548
Retained earnings                                                             9,374                 4,322
                                                                    ----------------      ----------------

TOTAL REDEEMABLE COMMON SECURITIES,
     PREFERRED SECURITIES AND
     SECURITYHOLDERS' EQUITY                                              1,066,163             1,062,024
                                                                    ----------------      ----------------

TOTAL LIABILITIES AND TOTAL REDEEMABLE
     COMMON SECURITIES, PREFERRED
     SECURITIES AND SECURITYHOLDERS' EQUITY                             $ 1,160,026           $ 1,150,885
                                                                    ================      ================


The accompanying Notes to Financial Statements are an integral part of these statements.


                                           BNP U.S. FUNDING L.L.C.

                                      STATEMENTS OF INCOME (UNAUDITED)
                                    (in thousands, except per share data)



                                                 For the Three Months             For the Nine Months
                                                 Ended September 30,              Ended September 30,
                                           -----------------------------    -----------------------------
                                               2003             2002            2003             2002
                                           ------------     ------------    ------------     ------------
INTEREST INCOME

Collateralized Mortgage Obligations:
     Floating-Rate REMICs                      $    73          $   203        $    311        $    802
     Fixed-Rate REMICs                             148              820             902           2,450
Mortgage Backed Securities:
     Agency ARMs                                   141              416             581           1,650
     Agency Hybrid ARMs                            246              578             984           2,112
     Agency DUSs                                 1,324            1,654           4,042           4,638
Agency Debentures                                5,168            4,154          13,321          14,763
Interest on deposits                                64              144             256             509
                                             ----------       ----------      ----------      ----------

Total                                            7,164            7,969          20,397          26,924
                                             ----------       ----------      ----------      ----------

NONINTEREST EXPENSE

Other financial instrument                      (1,594)               -            (990)              -
Fees and expenses                                 (344)            (334)         (1,065)         (1,194)
                                             ----------       ----------      ----------      ----------
                                                (1,938)            (334)         (2,055)         (1,194)
                                             ----------       ----------      ----------      ----------

NET INCOME APPLICABLE TO PREFERRED AND
     REDEEMABLE COMMON SECURITIES              $ 5,226          $ 7,635        $ 18,342        $ 25,730
                                             ==========       ==========      ==========      ==========

NET INCOME PER REDEEMABLE
     COMMON SECURITY                           $ 98.58          $144.03        $ (18.92)       $ 120.45
                                             ==========       ==========      ==========      ==========


The accompanying Notes to Financial Statements are an integral part of these statements.


                                           BNP U.S. FUNDING L.L.C.

                               STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                               (in thousands)



                                                          For the Three Months       For the Nine Months
                                                          Ended September 30,        Ended September 30,
                                                      -------------------------   -------------------------
                                                         2003           2002         2003           2002
                                                      ----------     ----------   ----------     ----------
NET INCOME                                               $ 5,226        $ 7,635     $ 18,342       $ 25,730


OTHER COMPREHENSIVE INCOME

Net change in unrealized gain (loss) in fair value
     of available-for-sale securities that are not
     treated as collateral (Note 3) and that are
     not hedged by derivative instruments                 (3,821)        11,193         (358)        12,223
                                                        ---------      ---------    ---------      ---------


TOTAL OTHER COMPREHENSIVE INCOME                          (3,821)        11,193         (358)        12,223
                                                        ---------      ---------    ---------      ---------


COMPREHENSIVE INCOME                                     $ 1,405       $ 18,828     $ 17,984       $ 37,953
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


                                                     BNP U.S. FUNDING L.L.C.

                                      STATEMENTS OF CHANGES IN REDEEMABLE COMMON SECURITIES,
                                   PREFERRED SECURITIES AND SECURITYHOLDERS' EQUITY (UNAUDITED)
                                                          (in thousands)


                                           For the Three Months Ended March 31, 2003, June 30, 2003 and September 30, 2003
                                     --------------------------------------------------------------------------------------------
                                                                                                                     Total
                                                                                                                   Redeemable
                                                                                Accumulated                    Common Securities,
                                     Redeemable                  Additional        Other                     Preferred Securities
                                       Common       Preferred     Paid-in      Comprehensive     Retained    and Securityholders'
                                     Securities    Securities     Capital         Income          Earnings           Equity
                                     ----------    ----------    ----------    -------------     --------    --------------------
Balance at December 31, 2002          $ 530,110     $ 500,000     $ 1,044         $ 26,548         $ 4,322         $ 1,062,024

Net income                                                                                           6,251               6,251
Other comprehensive income                                                             486                                 486
                                      ---------     ---------     -------         --------         -------         -----------

Balance at March 31, 2003               530,110       500,000       1,044           27,034          10,573           1,068,761

Net income                                                                                           6,865               6,865
Other comprehensive income                                                           2,977                               2,977
Additional paid-in capital                                          5,500                                                5,500
Dividends paid - preferred securities                              (6,055)                         (13,290)            (19,345)
                                      ---------     ---------     -------         --------         -------         -----------

Balance at June 30, 2003                530,110       500,000         489           30,011           4,148           1,064,758

Net income                                                                                           5,226               5,226
Other comprehensive income                                                          (3,821)                             (3,821)
                                      ---------     ---------     -------         --------         -------         -----------

Balance at September 30, 2003         $ 530,110     $ 500,000       $ 489         $ 26,190         $ 9,374         $ 1,066,163
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


                                        BNP U.S. FUNDING L.L.C.

                                  STATEMENTS OF CASH FLOWS (UNAUDITED)
                                             (in thousands)



                                                                             For the Nine Months
                                                                             Ended September 30,
                                                                       --------------------------------
                                                                           2003                2002
                                                                       ------------        ------------
OPERATING ACTIVITIES

Net income                                                                $ 18,342            $ 25,730
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Amortization                                                              908               1,127
     Loss on other financial instrument                                        990                   -
     Gain on hedge activity                                                   (716)             (1,287)
Changes in assets and liabilities:
     Interest receivable                                                       772                (535)
     Accounts receivable                                                       602               1,053
     Accrued expenses                                                           50                 174
     Accrued interest payable                                               (1,631)               (227)
     Payable for securities purchased                                            -              (9,802)
                                                                         ----------          ----------
Net cash provided by operating activities                                   19,317              16,233
                                                                         ----------          ----------

INVESTING ACTIVITIES

Purchase of investment securities:
     Agency DUSs                                                           (75,901)            (48,766)
     Agency Debentures                                                     (20,038)             (9,961)
     Agency Fixed Rate REMICs                                                    -             (10,000)
Proceeds from principal payments of securities
  available-for-sale, not treated as collateral                             35,686              31,305
Proceeds from principal payments of securities
  available-for-sale, treated as collateral                                 45,829              38,606
                                                                         ----------          ----------
Net cash provided by (used in) investing activities                        (14,424)              1,184
                                                                         ----------          ----------

FINANCING ACTIVITIES

Additional paid-in capital                                                   5,500                   -
Cash dividends - preferred securities                                      (19,345)            (19,345)
                                                                         ----------          ----------
Net cash used in financing activities                                      (13,845)            (19,345)
                                                                         ----------          ----------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (8,952)             (1,928)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              40,180              31,084
                                                                         ----------          ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 31,228            $ 29,156
                                                                         ==========          ==========

NONCASH FINANCING AND INVESTING ACTIVITIES

Decrease in receivable arising from payment for securities, pursuant
  to the application of SFAS 125, as replaced by SFAS 140 (Note 3)        $ 46,135            $ 31,877


The accompanying Notes to Financial Statements are an integral part of these statements.

FORWARD LOOKING DISCLOSURE STATEMENT

From time to time, the company may publish, verbally or in written form, forward-looking statements relating to such matters as anticipated financial performance, economic conditions, interest rate levels, investment prospects and similar matters. In fact, this Form 10-Q (or any other periodic reporting documents required by the Securities Exchange Act of 1934 Act, as amended) may contain forward-looking statements reflecting the current views of the Company concerning potential future events or developments. The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements. In order to comply with the terms of the "safe harbor", the Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties which may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: uncertainties relating to economic conditions and interest rate levels, and uncertainties relating to government and regulatory policies. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made.

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

The Company entered into a services agreement (the "Services Agreement") with the Branch on December 5, 1997, pursuant to which the Branch maintains the securities portfolio of the Company (the "Portfolio") and performs other administrative functions. All of the Company's officers and employees are officers or employees of the Branch or the Bank or their affiliates. The securities in the Portfolio are held by Citibank N.A., acting as trustee (the "Trustee") under the trust agreement between the Company and Citibank N.A. dated December 1, 1997 (the "Trust Agreement").

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

ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES

Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", requires that an entity measure all derivatives at fair value and recognize those derivatives as either assets or liabilities on the balance sheet. The change in the derivative's fair value is generally to be recognized in current period earnings. However, if certain conditions are met, a derivative may be specifically designated as a hedge of an exposure to changes in fair value, variability of cash flows, or certain foreign currency exposures.

The Company has made an assessment of all its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at September 30, 2003. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

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

The Company has not sold or repledged the collateral; the securities within the Initial Portfolio mature or prepay over time. As they do, the Company recognizes the cash proceeds as a reduction in the receivable arising from payment for securities. The collateral at September 30, 2003 and December 31, 2002 is reported in Note 4 below.

NOTE 4--INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale securities were as follows based on management's prepayment assumptions (in thousands):

September 30, 2003
------------------
                                                                Gross            Gross
                                                              Unrealized       Unrealized
 Non-Collateral                           Amortized Cost        Gains            Losses        Fair Value
----------------                          --------------      ----------       ----------      ----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                      $    2,380        $      38        $     ---      $     2,418
   Fixed-Rate REMICs                             10,000            1,475              ---           11,475
Mortgage Backed Securities:
   Agency ARMs                                    6,128               10               19            6,119
   Agency Hybrid ARMs                            10,538              195                7           10,726
   Agency DUSs                                  425,899           56,101              ---          482,000
Agency Debentures                               506,374           61,390              ---          567,764
                                             ----------        ---------        ---------      -----------
     Total Non-Collateral                    $  961,319        $ 119,209        $      26      $ 1,080,502
                                             ----------        ---------        ---------      -----------
Collateral
----------

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                      $   13,013        $     ---        $     191      $    12,822
   Fixed-Rate REMICs                              5,050               20              ---            5,070
Mortgage Backed Securities:
   Agency ARMs                                    7,983              131               10            8,104
   Agency Hybrid ARMs                            13,479              256               25           13,710
   Agency DUSs                                      ---              ---              ---              ---
Agency Debentures                                   ---              ---              ---              ---
                                             ----------        ---------        ---------      -----------
     Total Collateral                        $   39,525        $     407        $     226      $    39,706
                                             ----------        ---------        ---------      -----------
September 30, 2003 Total Portfolio           $1,000,844        $ 119,616        $     252      $ 1,120,208
----------------------------------           ==========        =========        =========      ===========

                                                                 Gross            Gross
                                                               Unrealized       Unrealized
December 31, 2002                          Amortized Cost        Gains            Losses        Fair Value
-----------------                          --------------      ----------       ----------      ----------

Non-Collateral
--------------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                      $    6,286        $      73        $       2      $     6,357
   Fixed-Rate REMICs                             10,654            1,652              ---           12,306
Mortgage Backed Securities:
   Agency ARMs                                   14,182              116              ---           14,298
   Agency Hybrid ARMs                            18,275              216                7           18,484
   Agency DUSs                                  365,509           53,065              ---          418,574
Agency Debentures                               486,760           57,131              ---          543,891
                                             ----------        ---------        ---------      -----------
     Total Non-Collateral                    $  901,666        $ 112,253        $       9      $ 1,013,910
                                             ----------        ---------        ---------      -----------
Collateral
----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                      $   19,081        $      11        $     186      $    18,906
   Fixed-Rate REMICs                             35,655              771              ---           36,426
Mortgage Backed Securities:
   Agency ARMs                                   11,525              213               26           11,712
   Agency Hybrid ARMs                            19,399              234               35           19,598
   Agency DUSs                                      ---              ---              ---              ---
Agency Debentures                                   ---              ---              ---              ---
                                             ----------        ---------        ---------      -----------
     Total Collateral                        $   85,660        $   1,229        $     247      $    86,642
                                             ----------        ---------        ---------      -----------
December 31, 2002 Total Portfolio            $  987,326        $ 113,482        $     256      $ 1,100,552
---------------------------------            ==========        =========        =========      ===========


The breakdown of the Company's available-for-sale securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below based on management's prepayment assumptions (Actual maturities may differ from maturities shown below due to prepayments) (in thousands):

September 30, 2003
------------------
                                                            Due after 1    Due after 5
                                           Due in 1 year     through 5      through 10     Due after 10
Non-Collateral                                or less          years          years           years            Total
--------------                             -------------    -----------    -----------     ------------     -----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                     $     1,468      $     912      $     ---       $      ---      $     2,380
   Fixed-Rate REMICs                                ---         10,000            ---              ---           10,000
Mortgage Backed Securities:
   Agency ARMs                                    2,530          3,598            ---              ---            6,128
   Agency Hybrid ARMs                             3,466          7,072            ---              ---           10,538
   Agency DUSs                                      ---        307,212        118,687              ---          425,899
Agency Debentures                                   ---        506,374            ---              ---          506,374
                                            -----------      ---------      ---------       ----------      -----------
     Total Non-Collateral                   $     7,464      $ 835,168      $ 118,687       $      ---      $   961,319
                                            -----------      ---------      ---------       ----------      -----------

Collateral
----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                     $     4,801      $   8,212      $     ---       $      ---      $    13,013
   Fixed-Rate REMICs                              5,050            ---            ---              ---            5,050
Mortgage Backed Securities:
   Agency ARMs                                      126          4,591            732            2,534            7,983
   Agency Hybrid ARMs                               206         11,418          1,855              ---           13,479
   Agency DUSs                                      ---            ---            ---              ---              ---
Agency Debentures                                   ---            ---            ---              ---              ---
                                            -----------      ---------      ---------       ----------      -----------
     Total Collateral                       $    10,183      $  24,221      $   2,587       $    2,534      $    39,525
                                            -----------      ---------      ---------       ----------      -----------
September 30, 2003 Total Portfolio          $    17,647      $ 859,389      $ 121,274       $    2,534      $ 1,000,844
----------------------------------          ===========      =========      =========       ==========      ===========


December 31, 2002
-----------------
                                                            Due after 1    Due after 5
                                           Due in 1 year     through 5      through 10     Due after 10
Non-Collateral                                or less          years          years           years            Total
--------------                             -------------    -----------    -----------     ------------     -----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                     $     4,854      $   1,432      $     ---       $      ---      $     6,286
   Fixed-Rate REMICs                                654         10,000            ---              ---           10,654
Mortgage Backed Securities:
   Agency ARMs                                    5,373          8,752            ---               57           14,182
   Agency Hybrid ARMs                             1,074         17,201            ---              ---           18,275
   Agency DUSs                                      ---        170,495        195,014              ---          365,509
Agency Debentures                                   ---        486,760            ---              ---          486,760
                                            -----------      ---------      ---------       ----------      -----------
     Total Non-Collateral                   $    11,955      $ 694,640      $ 195,014       $       57      $   901,666
                                            -----------      ---------      ---------       ----------      -----------

Collateral
----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                     $       546      $  18,535      $     ---       $      ---      $    19,081
   Fixed-Rate REMICs                             35,655            ---            ---              ---           35,655
Mortgage Backed Securities:
   Agency ARMs                                      198          7,831          2,872              624           11,525
   Agency Hybrid ARMs                               ---         19,399            ---              ---           19,399
   Agency DUSs                                      ---            ---            ---              ---              ---
Agency Debentures                                   ---            ---            ---              ---              ---
                                            -----------      ---------      ---------       ----------      -----------
     Total Collateral                       $    36,399      $  45,765      $   2,872       $      624      $    85,660
                                            -----------      ---------      ---------       ----------      -----------
December 31, 2002 Total Portfolio           $    48,354      $ 740,405      $ 197,886       $      681      $   987,326
---------------------------------           ===========      =========      =========       ==========      ===========

The breakdown of the Company's available-for-sale securities by category and yield, before the result of hedges, is summarized below:

                                               Due after 1    Due after 5
                              Due in 1 year     through 5      through 10     Due after 10                Yield after
September 30, 2003               or less          years          years           years           Total      Hedging
------------------            -------------    -----------    -----------     ------------      -------   -----------
Collateralized Mortgage
Obligations:
   Floating-Rate REMICs             2.31%            1.88%          ---%            ---%         2.08%        2.08%
   Fixed-Rate REMICs                6.49             6.72           ---             ---          6.57         4.52
Mortgage Backed Securities:
   Agency ARMs                      4.19             4.27          3.80            3.57          4.13         4.13
   Agency Hybrid ARMs               5.26             4.22           ---             ---          4.38         4.38
   Agency DUSs                       ---             6.52          6.06             ---          6.38         1.37
Agency Debentures                    ---             5.96           ---             ---          5.96         3.49
                                  -------          -------       -------         -------       -------      -------
     Total                          4.92%            6.06%         6.01%           3.57%         5.99%        2.69%
                                  =======          =======       =======         =======       =======      =======
September 30, 2002
------------------

Collateralized Mortgage
Obligations:
   Floating-Rate REMICs             3.06%            2.62%          ---%            ---%         2.76%        2.76%
   Fixed-Rate REMICs                4.96             6.53           ---             ---          6.51         6.08
Mortgage Backed Securities:
   Agency ARMs                      2.16             6.17          5.18            4.86          5.97         5.97
   Agency Hybrid ARMs               5.32             5.03           ---             ---          5.07         5.07
   Agency DUSs                       ---             6.86          6.08             ---          6.37         1.90
Agency Debentures                    ---             6.20           ---             ---          6.20         4.04
                                  -------          -------       -------         -------       -------      -------
     Total                          3.89%            6.10%         6.07%           4.86%         6.03%        3.53%
                                  =======          =======      ========         =======       =======      =======


NOTE 5--REDEEMABLE COMMON SECURITIES

General

The Company is authorized to issue up to 150,000 Common Securities; as of September 30, 2003 and December 31, 2002, the Company had outstanding 53,011 Common Securities, all of which were held by the Branch. The Bank has agreed with the Company in the Contingent Support Agreement that, so long as any Series A Preferred Securities are outstanding, it will maintain direct or indirect ownership of 100% of the outstanding Common Securities.

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

NOTE 6--RELATED PARTY TRANSACTIONS

The Company entered into a Services Agreement with the Branch on December 5, 1997 pursuant to which the Branch manages the securities portfolio of the Company and performs other administrative functions. Expenses incurred under such Agreement were $720,561 and $990,510 for the nine months ended September 30, 2003 and September 30, 2002, respectively. Under a specific allocation methodology, the costs of personnel servicing the Company is based on actual man-hours devoted to the activities of the Company and remains at arms length.

The counterparty to all cross currency and interest rate swaps is BNP Paribas. The fair value of these swap transactions is disclosed in Note 7.

The Branch also serves as the dividend paying agent, registrar and transfer agent with respect to the Series A Preferred Securities. The fee is $4,000 per annum for these services.

All of the Company's officers and employees and all but one of the members of the Company's Board of Directors are officers and employees of the Branch or BNP Paribas or their affiliates.

NOTE 7--FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of securities at September 30, 2003 and December 31, 2002 were obtained from independent market sources and are summarized in Note 4. The carrying values of securities, as shown in Note 4, approximates their fair value. The fair value of the receivable arising from payment for securities, pursuant to the application of SFAS 125, as replaced by SFAS 140, was $39,705,579 and $86,641,699 at September 30, 2003 and December 31, 2002,
respectively.

The carrying value of cash and cash equivalents, accounts receivable, accrued interest receivable, accrued expenses, and accounts payable approximates fair value.

The fair value of the cross currency and interest rate swaps was $(91,912,211) and $(84,340,226) at September 30, 2003 and December 31, 2002, respectively, and are reflected in "Other assets" and "Other liabilities".

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

The fair value of the hedging instruments was $(92,605,724) and $(86,023,329) at September 30, 2003 and December 31, 2002, respectively, and has been recorded in "Other liabilities". It has been offset, except for the ineffective portion of the hedge, by the revaluation of the respective hedged investment securities. The fair value of the hedging instruments does not include accrued interest receivable and payable, which are shown separately on the balance sheet. For the nine months ended September 30, 2003, the Company recognized a gain of $716,866 in current year earnings related to the ineffective portion of fair value hedges. The Company also recognized a loss of $(989,590) in current year earnings related to a cross currency swap that no longer qualified as a fair value hedging instrument.

Cash Flow Hedges

For the nine months ended September 30, 2003 and September 30, 2002, the Company did not enter into cash flow hedge transactions and it is not the intention of the Company to use interest rate swaps to convert floating rate financial instruments to fixed rate financial instruments as part of a cash flow hedge strategy.


At September 30, 2003 and December 31, 2002, the Company had outstanding interest rate and cross currency swap agreements with a notional principal amount of $725,298,358 and $664,908,744, respectively.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company was formed on October 14, 1997, and commenced operations on December 5, 1997, by the sale to qualified institutional buyers of 50,000 Series A Preferred Securities and the sale to the Branch of 53,010 Common Securities. Together, such sales raised net capital of $1,030,115,873, which the Company used to purchase the Initial Portfolio from the Branch. The Branch has contributed $5,500,000 and $3,000,000 of additional paid-in capital on June 3, 2003 and December 3, 2002, respectively.

All of the Company's officers and employees and all but one of the members of the Company's Board of Directors are officers and employees of the Branch or BNP Paribas or their affiliates.

The Company's sole business is to acquire, hold and manage debt instruments, largely consisting of mortgage obligations, in the Portfolio, which generate net income for distribution to securityholders. The Company's major source of income is interest generated by the securities in the Portfolio.

Results of Operations

NINE MONTH PERIOD

The following discussion pertains to the Nine month period ended September 30, 2003 (the "2003 Period") and the Nine month period ended September 30, 2002 (the "2002 Period").

For the 2003 Period and 2002 Period, the Company had revenues of $20,396,192 and $26,923,934, respectively. These amounts consisted of interest income on the investment securities, the unrealized gain/loss on hedged securities and derivatives used as hedging instruments, and interest on deposits.

For the 2003 Period and 2002 Period, interest on the securities in the Portfolio amounted to $36,188,940 and $36,472,220, respectively, representing an aggregate yield of 5.99% and 6.03%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows (yield based on average amortized cost):

                                             2003                   2002
                                     --------------------   --------------------

Floating-Rate REMICs..............   $    311,195   2.08%   $    801,796   2.76%
Fixed-Rate REMICs.................   $  1,311,816   6.57%   $  2,621,051   6.51%
Agency ARMs.......................   $    581,077   4.13%   $  1,650,190   5.97%
Agency Hybrid ARMs................   $    983,538   4.38%   $  2,111,679   5.07%
Agency DUS........................   $ 18,805,449   6.38%   $ 15,549,006   6.37%
Agency Debentures.................   $ 14,195,865   5.96%   $ 13,738,498   6.20%

The yield on Agency Debentures is based on U.S. dollar denominated securities which excludes the Japanese Yen denominated securities.

During the 2003 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICs were approximately 1.37%, 3.49% and 4.52%, respectively, when taking into account the income from the derivative products used to hedge these securities. During the 2002 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICS were approximately 1.90%, 4.04%, and 6.08%, respectively, when taking into account the income from the derivative products used to hedge these securities.

The average amortized cost of the Portfolio during the 2003 Period and the 2002 Period was $993,586,956 and $986,821,307, respectively. This reflects the following prepayments and reinvestments:

PREPAYMENTS                                    2003                  2002
------------------------------           ----------------      ----------------
Floating-Rate REMICs..................     $  9,941,546          $ 22,121,586
Fixed-Rate REMICs.....................     $ 31,259,753          $    242,812
Agency ARMs...........................     $ 11,416,919          $ 17,547,852
Agency Hybrid ARMs....................     $ 13,383,518          $ 27,358,604
Agency DUS............................     $ 15,513,112          $  2,640,095
Agency Debentures.....................     $        ---          $       ---


REINVESTMENTS                                  2003                  2002
------------------------------           ----------------      ----------------
Floating-Rate REMICs..................     $        ---          $        ---
Fixed-Rate REMICs.....................     $        ---          $ 10,000,000
Agency ARMs...........................     $        ---          $        ---
Agency Hybrid ARMs....................     $        ---          $        ---
Agency DUS............................     $ 75,902,726          $ 48,766,532
Agency Debentures.....................     $ 20,038,400          $  9,960,584


The Company also recorded interest income from short-term investments for the 2003 Period and 2002 Period of $255,505 and $509,280, respectively. These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio, (ii) prepayments of principal pending their reinvestment and (iii) short-term investments classified as cash equivalents.

As of September 30, 2003, and September 30, 2002, as calculated by aggregate amortized cost, approximately 49.41% and 51.64%, respectively, of the Portfolio consisted of collateralized mortgage obligations (Floating-Rate REMICs and Fixed-Rate REMICs) and mortgage backed securities (Agency ARMs, Agency Hybrid ARMs and Agency DUSs), and approximately 50.59% and 48.36%, respectively, consisted of Agency Debentures. As of September 30, 2003, and September 30, 2002, floating rate securities accounted for approximately 5.35% and 10.39%, respectively, of the Portfolio's collateralized mortgage obligations and mortgage backed securities. In addition, a significant portion of the Agency Debentures and the Agency DUSs are hedged so that in all but one case, the fixed interest rates received on the bonds are converted into prevailing floating rates.

The aggregate market value of the securities in the Portfolio as of September 30, 2003 and September 30, 2002 was higher than the amortized cost by approximately 11.93% and 10.73%, respectively, due to a net decrease in interest rates from the time of their original purchase. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statements of Income, pursuant to application of SFAS 133 (Note 2). Unrealized gains and losses on the non-hedged securities are reported as a component of Other Comprehensive Income.

Operating expenses for the 2003 Period and 2002 Period totaled $1,064,441 and $1,193,833, respectively. Operating expenses consisted largely of fees paid to the Branch under the Services Agreement, fees to Citibank as Trustee, consulting fees and audit fees. Expenses incurred under the Services Agreement for the 2003 Period and 2002 Period totaled $720,561 and $990,510, respectively.

The Company's net income for the 2003 Period and 2002 Period was $18,342,161 and $25,730,101, respectively. As of September 30, 2003, the Company has declared and paid dividends as follows:

Security                             Amount                 Date Paid
---------                          ----------               -----------
Series A Preferred                 $19,345,000              June 5, 2003
Series A Preferred                 $19,345,000              December 5, 2002
Series A Preferred                 $19,345,000              June 5, 2002


THREE MONTH PERIOD

The following discussion pertains to the Three month period ended September 30, 2003 (the "2003 Quarter") and the Three month period ended September 30, 2002 (the "2002 Quarter").

For the 2003 Quarter and 2002 Quarter, the Company had revenues of $7,164,558 and $7,968,640, respectively. These amounts consisted of interest income on the investment securities, the unrealized gain/loss on hedged securities and derivatives used as hedging instruments, and interest on deposits.

For the 2003 Quarter and 2002 Quarter, interest on the securities in the Portfolio amounted to $12,135,575 and $12,163,521, respectively, representing an aggregate yield of 6.03% and 5.92%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows (yield based on average amortized cost):

                                             2003                   2002
                                     --------------------   --------------------

Floating-Rate REMICs...............  $     73,152   1.75%   $    202,723   2.52%
Fixed-Rate REMICs..................  $    288,299   6.64%   $    941,101   6.40%
Agency ARMs........................  $    141,327   3.70%   $    416,164   5.20%
Agency Hybrid ARMs.................  $    246,283   3.87%   $    578,393   4.86%
Agency DUSs........................  $  6,642,674   6.42%   $  5,408,695   6.22%
Agency Debentures..................  $  4,743,840   6.00%   $  4,616,445   6.08%


The yield on Agency Debentures is based on U.S. dollar denominated securities which excludes the Japanese Yen denominated securities.

During the 2003 Quarter, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICs were approximately 1.28%, 4.04% and 3.41%, respectively, when taking into account the income from the derivative products used to hedge these securities. During the 2002 Quarter, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICS were approximately 1.95%, 3.42%, and 5.70%, respectively, when taking into account the income from the derivative products used to hedge these securities.

The average amortized cost of the Portfolio during the 2003 Quarter and 2002 Quarter was $995,301,335 and $993,043,825, respectively. This reflects the following prepayments and reinvestments:

PREPAYMENTS                                    2003                  2002
------------------------------           ----------------      ----------------
Floating-Rate REMICs..................     $  3,524,548          $  6,010,133
Fixed-Rate REMICs.....................     $  6,609,345          $     97,875
Agency ARMs...........................     $  3,277,963          $  5,353,765
Agency Hybrid ARMs....................     $  3,787,340          $  7,372,157
Agency DUS............................     $  2,225,883          $    907,742
Agency Debentures.....................              ---          $        ---


REINVESTMENTS                                 2003                   2002
------------------------------           ----------------      ----------------
Floating-Rate REMICs..................     $        ---          $        ---
Fixed-Rate REMICs.....................     $        ---          $        ---
Agency ARMs...........................     $        ---          $        ---
Agency Hybrid ARMs....................     $        ---          $        ---
Agency DUS............................     $ 37,780,977          $ 39,446,571
Agency Debentures.....................     $        ---          $        ---


The Company also recorded interest income from short-term investments for the 2003 Quarter and 2002 Quarter of $64,458 and $144,200, respectively. These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio, (ii) prepayments of principal pending their reinvestment and (iii) short-term investments classified as cash equivalents.

Operating expenses for the 2003 Quarter and 2002 Quarter totaled $344,449 and $333,567, respectively. Operating expenses consisted largely of fees paid to the Branch under the Services Agreement, fees to Citibank as Trustee, consulting fees and audit fees. Expenses incurred under the Services Agreement for the 2003 Quarter and 2002 Quarter totaled $240,653 and $272,445, respectively.

The Company's net income for the 2003 Quarter and 2002 Quarter was $5,225,973 and $7,635,072, respectively.

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

Receivable Arising from Payment for Securities

Due to the potential consequences of a Shift Event (as defined in Item 1 Note 2 herein), the Company's purchase of the Initial Portfolio (as defined in Item 1 herein) from the Branch did not meet certain SFAS 125, as replaced by SFAS 140, sale accounting requirements. Accordingly, the Company recorded at December 5, 1997 a receivable for the consideration paid to the Branch for the Initial Portfolio treated as collateral. As a legal and economic matter, however, there is no such receivable since (a) neither the Bank nor the Branch has any obligation to repay any part of the purchase price for the Initial Portfolio or to repurchase or redeem any of the securities included therein, and (b) the Company has no obligation to return any of such securities to the Bank or the Branch (except in the limited circumstances and to the extent that the occurrence of a Shift Event under the Charter would require the transfer of any assets held by the Company at the time). As the securities in the Initial Portfolio are paid, the receivable will be deemed to be realized by an amount corresponding to the amount of the payments received. At September 30, 2003 and December 31, 2002, the receivable arising from payment for securities amounted to $39,525,295 and $85,660,254, respectively. The decrease in the amount of such receivable between the two dates reflects the prepayment of securities in the Initial Portfolio. The Company recognized the cash proceeds of such prepayments as a reduction in the receivable. Such decreases in the receivable did not affect the Company's results of operations or cash flow. Disclosures required under SFAS 125, as replaced by SFAS 140, are included in Note 3.

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

BNP PARIBAS Group's total and Tier 1 risk-based capital ratios at September 30, 2003 were 13.0% and 9.2%, and at December 31, 2002 were 10.9% and 8.1%, which are well above the minimum standards required by French banking regulations, currently 8% for total risk-based capital and 4% for Tier 1 risk-based capital. A "Shift Event" would occur if BNP PARIBAS' risk-based capital fell below these minimum standards of 8% and 4%, respectively. See Note 2 of the attached financial statements for a detailed explanation of "Shift Events".

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

The Company has made an assessment of all its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at September 30, 2003. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

All of the Company's outstanding hedging transactions are fair value hedges. For the periods ended September 30, 2003 and September 30, 2002, the Company recognized gain of $716,866 and $1,287,125, respectively, in earnings related to the ineffective portion of fair value hedges. The fair value of these hedging instruments was $(92,605,724) at September 30, 2003 and $(86,023,329) at
December 31, 2002, and has been recorded in "Other liabilities". It has been offset, except for the ineffective portion of the hedge, by the revaluation of the respective hedged investment securities. The fair value of the hedging instruments does not include accrued interest receivable and payable, which are shown separately on the balance sheet.

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

The outstanding principal amount and estimated fair value as of September 30, 2003, by each category of investment, is depicted in Item 1.

Interest Rate Risk

The Company's income consists primarily of interest payments on collateralized mortgage obligations, mortgage-backed securities, agency debentures and agency DUSs. Currently, the Company uses derivative products to manage a portion of its interest rate risk.

During the nine month period ended September 30, 2003, the interest rate environment remained at a low but stable level. Therefore, the interest income generated by the Portfolio was stabilized at the level of income at the end of 2002. This situation has affected the Company's income through the floating rate component of the portfolio (floating-rate securities and fixed-rate securities converted to floating-rate instruments through interest rate swaps). It is anticipated that this situation may continue for the remainder of 2003, and the income will remain linked to the evolution of the yield curve.

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

The Company is a party to twenty-nine interest rate swaps and six cross currency swaps with BNP PARIBAS, as set out in the table below. In all but one of these swaps, the Company pays a fixed coupon and receives floating rate payments on the notional balances.

                                                                                           Fair Value at       Notional
                                                                                           September 30,        Balance
   Value Date             Maturity Date        Fixed Rate        Receive Rate             2003 (in 000's)      (in 000's)
-----------------         ---------------      ----------      ----------------------     ---------------     ------------
November 25, 1998         March 26, 2008       JPY 1.75        U.S. Three Month LIBOR        $   (4,736)      $   42,000
                                                               Plus Six Basis Points

November 25, 1998         October 9, 2007      JPY 2.125       U.S. Three Month LIBOR            (8,428)          58,000
                                                               Plus Six Basis Points

November 25, 1998         August 25, 2008      U.S. 6.15       U.S. One Month LIBOR              (2,430)          18,748
                                                               Plus Five Basis Points

May 25, 1999              May 25, 2009         U.S. 6.23       U.S. One Month LIBOR              (1,761)          12,180
                                                               Plus One and Half Basis
                                                               Points

February 12, 1999         March 5, 2007        U.S. 6.68       U.S. Three Month LIBOR            (6,935)          50,000
                                                               Minus Two Basis Points

February 11, 1999         March 14, 2007       U.S. 6.80       U.S. Three Month LIBOR            (7,097)          50,000
                                                               Minus Two Basis Points

March 29, 1999            October 9, 2007      JPY 2.125       U.S. Three Month LIBOR            (3,461)          30,000
                                                               Minus Two and Half Basis
                                                               Points

April 6, 1999             October 9, 2007      JPY 2.125       U.S. Three Month LIBOR            (3,891)          26,400
                                                               Minus One Basis Point

June 25, 1999             June 25, 2009        U.S. 6.06       U.S. One Month LIBOR              (3,352)          25,627
                                                               Plus Three and Half
                                                               Basis Points

February 25, 1999         February 25, 2009    U.S. 5.95       U.S. One Month LIBOR              (2,524)          20,387
                                                               Plus Three Basis Points

July 1, 1999              June 25, 2009        U.S. 6.39       U.S. One Month LIBOR              (2,292)          15,437
                                                               Plus Three and Half
                                                               Basis Points

September 27, 1999        March 25, 2008       U.S. 6.29       U.S. One Month LIBOR              (5,608)          42,310
                                                               Plus Five Basis Points

November 26, 1999         April 25, 2009       U.S. 6.04       U.S. One Month LIBOR              (1,961)          15,194
                                                               Plus Four Basis Points

September 27, 1999        March 25, 2009       U.S. 5.858      U.S. One Month LIBOR              (3,313)          27,750
                                                               Plus Four Basis Points

August 1, 2000            December 1, 2007     U.S. 6.42       U.S. One Month LIBOR                (985)           7,000

August 1, 2000            October 1, 2006      U.S. 7.20       U.S. One Month LIBOR              (4,124)          28,832
                                                               Minus Two Basis Points

June 26, 2000             October 1, 2007      U.S. 6.68       U.S. One Month LIBOR              (1,175)           8,160
                                                               Plus One and Half Basis
                                                               Points

June 26, 2000             October 1, 2008      U.S. 6.26       U.S. One Month LIBOR              (1,199)           9,162

October 2, 2000           June 1, 2007         U.S. 7.007      U.S. One Month LIBOR              (1,115)           7,362
                                                               Minus Two Basis Points

October 2, 2000           July 1, 2007         U.S. 7.405      U.S. One Month LIBOR              (1,267)           7,507
                                                               Minus Two Basis Points

March 25, 2001            October 25, 2007     U.S. 6.94       U.S. One Month LIBOR              (1,220)           8,664
                                                               Plus Two Basis Points

September 4, 2001         October 16, 2006     U.S. 7.20       U.S. One Month LIBOR              (2,727)          19,222
                                                               Plus Two Basis Points

October 2, 2001           October 16, 2006     U.S. 7.20       U.S. One Month LIBOR              (1,349)           9,611
                                                               Plus Seven Basis Points

January 2, 2002           October 16, 2006     U.S. 7.20       U.S. One Month LIBOR              (1,340)           9,611
                                                               Plus Ten Basis Points

May 1, 2002               October 25, 2007     U.S. 6.63       U.S. One Month LIBOR              (1,301)           9,133
                                                               Plus One Basis Point

May 3, 2002               August 25, 2007      U.S. 6.74       U.S. One Month LIBOR              (1,475)          10,000
                                                               Plus One Basis Point

August 25, 2002           August 25, 2007      U.S. 4.90       U.S. One Month LIBOR              (2,079)          26,500
                                                               Plus Five Basis Points

September 25, 2002        June 25, 2007        U.S. 7.007      U.S. One Month LIBOR              (1,888)          12,730
                                                               Plus Seven Basis Points

October 25, 2002          May 25, 2006         U.S. 6.83       U.S. One Month LIBOR              (1,048)           9,172
                                                               Plus Seven Basis Points

March 21, 2003            February 25, 2009    U.S. 5.945      U.S. One Month LIBOR              (3,247)          26,878
                                                               Plus Nine Basis Points

August 1, 2003            April 1, 2008        U.S. 6.568      U.S. One Month LIBOR              (1,904)          12,950
                                                               Plus Ten Basis Points

May 8, 2003               July 25, 2006        U.S. 7.239      U.S. One Month LIBOR              (1,456)          10,978
                                                               Plus Seven Basis Points

August 1, 2003            October 1, 2007      U.S. 6.812      U.S. One Month LIBOR              (3,436)          24,795
                                                               Plus Ten Basis Points

November 2, 2000          October 9, 2007      JPY 2.125       U.S. Three Month LIBOR              (481)          15,000
                                                               Minus Two Basis Points        -----------      -----------

Total Swaps- Fair Value Hedges (Other liabilities)                                           $  (92,605)      $  707,300
--------------------------------------------------                                           -----------      -----------

January 17, 2001          March 26, 2008       JPY 1.750       U.S. 5.80                            693           18,000
                                                                                             -----------      -----------

Other Swap (Other asset)                                                                     $      693       $   18,000
------------------------                                                                     -----------      -----------

Total Swap Portfolio                                                                         $  (91,912)      $  725,300
--------------------                                                                         ===========      ===========


The fair value of the swap portfolio was $(91,912,211) and $(84,340,226) at September 30, 2003 and December 31, 2002, respectively. The change in fair value was primarily due to changes in prevailing market interest rates.

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

                                                          September 30, 2003
                                                          ------------------

                                            Due       Due         Due        Due        Due         Due        Due
                                            In       after       after      after      after       after      After
Non-Collateral                             2003       2003        2004       2005       2006        2007       2008          Total
--------------                            ------     ------     ------     ------     ------      ------     ------       ---------
Fixed-Rate Instruments:
  Fixed-Rate REMICs......................$    ---    $   ---    $   ---   $    ---   $  10,000   $   ---     $    ---    $   10,000
  Agency DUS.............................     ---        ---        ---    112,221      91,724    141,950      80,004       425,899
  Agency Debentures .....................     ---        ---        ---    109,972     335,872     60,530         ---       506,374
                                         --------    -------    -------   --------   ---------   --------    --------    ----------
Total Fixed-Rate Instruments.............     ---        ---        ---    222,193     437,596    202,480      80,004       942,273
                                         --------    -------    -------   --------   ---------   --------    --------    ----------

Floating-Rate Instruments:
  Floating-Rate REMICs...................   1,468        ---        ---        912         ---        ---         ---         2,380
  Agency ARMs............................     ---      3,219        ---      2,909         ---        ---         ---         6,128
  Agency Hybrid ARMs.....................     ---      3,762      2,170        878       3,728        ---         ---        10,538
                                         --------    -------    -------   --------   ---------   --------    --------    ----------
Total Floating-Rate Instruments..........   1,468      6,981      2,170      4,699       3,728        ---         ---        19,046
                                         --------    -------    -------   --------   ---------   --------    --------    ----------

Total Non-Collateral.....................$  1,468    $ 6,981    $ 2,170   $226,892   $ 441,324   $202,480    $ 80,004    $  961,319
                                         --------    -------    -------   --------   ---------   --------    --------    ----------
Collateral
----------
Fixed-Rate Instruments:
  Fixed-Rate REMICs......................$    ---    $ 5,050    $   ---   $    ---   $     ---   $    ---    $    ---    $    5,050
  Agency DUS.............................     ---        ---        ---        ---         ---        ---         ---           ---
  Agency Debentures......................     ---        ---        ---        ---         ---        ---         ---           ---
                                         --------    -------    -------   --------   ---------   --------    --------    ----------
Total Fixed-Rate Instruments.............     ---      5,050        ---        ---         ---        ---         ---         5,050
                                         --------    -------    -------   --------   ---------   --------    --------    ----------

Floating-Rate Instruments:
  Floating-Rate REMICs...................     ---      5,456        ---      6,298       1,259        ---         ---        13,013
  Agency ARMs............................     ---        446      4,271        ---         ---        ---       3,266         7,983
  Agency Hybrid ARMs.....................     ---        206      5,363      3,638       2,417        ---       1,855        13,479
                                         --------    -------    -------   --------   ---------   --------    --------    ----------
Total Floating-Rate Instruments..........     ---      6,108      9,634      9,936       3,676        ---       5,121        34,475
                                         --------    -------    -------   --------   ---------   --------    --------    ----------

Total Collateral.........................$    ---    $11,158    $ 9,634   $  9,936   $   3,676   $    ---    $  5,121    $   39,525
                                         --------    -------    -------   --------   ---------   --------    --------    ----------
September 30, 2003 Total Portfolio       $  1,468    $18,139    $11,804   $236,828   $ 445,000   $202,480    $ 85,125    $1,000,844
                                         ========    =======    =======   ========   =========   ========    ========    ==========

                                                           December 31, 2002
                                                           -----------------

                                            Due        Due       Due        Due        Due         Due        Due
                                            In        after     after      after      after       after      After
Non-Collateral                             2003       2003       2004       2005       2006        2007       2008          Total
--------------                            ------     ------     ------     ------     ------      ------     ------       ---------
Fixed-Rate Instruments:
  Fixed-Rate REMICs......................$    654    $   ---    $   ---   $    ---   $  10,000   $    ---    $    ---    $   10,654
  Agency DUS.............................     ---        ---        ---    123,994      46,501    114,986      80,028       365,509
  Agency Debentures .....................     ---        ---        ---    172,637     314,123        ---         ---       486,760
                                         --------    -------    -------   --------   ---------   --------    --------    ----------
Total Fixed-Rate Instruments.............     654        ---        ---    296,631     370,624    114,986      80,028       862,923
                                         --------    -------    -------   --------   ---------   --------    --------    ----------

Floating-Rate Instruments:
  Floating-Rate REMICs...................   4,854        ---      1,432        ---         ---        ---         ---         6,286
  Agency ARMs............................   5,373      3,791        ---      4,961         ---        ---          57        14,182
  Agency Hybrid ARMs.....................   1,074     15,830      1,371        ---         ---        ---         ---        18,275
                                         --------    -------    -------   --------   ---------   --------    --------    ----------
Total Floating-Rate Instruments..........  11,301     19,621      2,803      4,961         ---        ---          57        38,743
                                         --------    -------    -------   --------   ---------   --------    --------    ----------
Total Non-Collateral.....................$ 11,955    $19,621    $ 2,803   $301,592   $ 370,624   $114,986    $ 80,085    $  901,666
                                         --------    -------    -------   --------   ---------   --------    --------    ----------
Collateral
----------
Fixed-Rate Instruments:
  Fixed-Rate REMICs......................$ 35,655    $   ---    $   ---   $    ---   $     ---   $    ---    $    ---    $   35,655
  Agency DUS.............................     ---        ---        ---        ---         ---        ---         ---           ---
  Agency Debentures .....................     ---        ---        ---        ---         ---        ---         ---           ---
                                         --------    -------    -------   --------   ---------   --------    --------    ----------
Total Fixed-Rate Instruments.............  35,655        ---        ---        ---         ---        ---         ---        35,655
                                         --------    -------    -------   --------   ---------   --------    --------    ----------

Floating-Rate Instruments:
  Floating-Rate REMICs...................     546      8,331     10,204        ---         ---        ---         ---        19,081
  Agency ARMs............................     198      5,805      1,322        331         373      1,384       2,112        11,525
  Agency Hybrid ARMs.....................     ---     13,622        ---      5,777         ---        ---         ---        19,399
                                         --------    -------    -------   --------   ---------   --------    --------    ----------
Total Floating-Rate Instruments..........     744     27,758     11,526      6,108         373      1,384       2,112        50,005
                                         --------    -------    -------   --------   ---------   --------    --------    ----------

Total Collateral.........................$ 36,399    $27,758    $11,526   $  6,108   $     373   $  1,384    $  2,112    $   85,660
                                         --------    -------    -------   --------   ---------   --------    --------    ----------
December 31, 2002 Total Portfolio        $ 48,354    $47,379    $14,329   $307,700   $ 370,997   $116,370    $ 82,197    $  987,326
                                         ========    =======    =======   ========   =========   ========    ========    ==========


Item 4.

CONTROLS AND PROCEDURES

As of the end of the quarter ended September 30, 2003, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the Company's evaluation, the President and Chief Financial Officer concluded that the disclosure controls and procedures are effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as when required. There has been no change in the Company's internal control over financial reporting during the Company's quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affected, the Company's internal control over financial reporting.

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

                                         BNP U.S. FUNDING L.L.C.
                                         -----------------------
                                                    Registrant



Date: November 14, 2003                  By /s/ Oliver Meisel
                                            ---------------------------
                                            Olivier Meisel
                                            President and Director

Date: November 14, 2003                  By /s/ Thomas Clyne
                                            ---------------------------
                                            Thomas Clyne
                                            Chief Financial Officer and Director