Form 10-K
period 2003-12-31
BNP US FUNDING LLC
filed 2004-03-19
CIK 1054659

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2003

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|X|

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes|X| No| |

         All outstanding shares of Common Stock were held by BNP PARIBAS, the Registrant's parent Company, at December 31, 2003

Number of Shares of Common Stock outstanding on December 31, 2003: 53,011


  Document incorporated by reference                  Part of Form 10-K
           in this Form 10-K                          which incorporated
 ------------------------------------       ------------------------------------
               None                                          --


                                                       Form 10-K Index

                                                                                                              PAGE
                                                                                                              ----
PART I
 Item 1:      Business ..........................................................................................3

 Item 2:      Properties ........................................................................................8

 Item 3:      Legal Proceedings .................................................................................8

 Item 4:      Submission of Matters to a Vote of Securityholders ................................................8

PART II

 Item 5:      Market for Registrant's Common Equity and Related Securityholder Matters ..........................8

 Item 6:      Selected Financial Data ...........................................................................8

 Item 7:      Management's Discussion and Analysis of Financial Condition and Results of Operations .............9

 Item 7A:     Quantitative and Qualitative Disclosures About Market Risk .......................................12

 Item 8:      Financial Statements and Supplementary Data ......................................................17

 Item 9:      Changes In and Disagreements With Accountants on Accounting and
              Financial Disclosure .............................................................................31

 Item 9A:     Controls and Procedures

PART III

 Item 10:     Directors and Executive Officers of the Company ..................................................31

 Item 11:     Executive Compensation ...........................................................................33

 Item 12:     Security Ownership of Certain Beneficial Owners and Management ...................................33

 Item 13:     Certain Relationships and Related Transactions ...................................................33

 Item 14:     Principal Accountant Fees and Schedules ..........................................................33

 PART IV

 Item 15:     Exhibits, Financial Statement Schedules and Reports on Form 8-K ..................................33



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

The Company was initially capitalized on October 14, 1997, with the issuance to the Branch of one share of the Company's redeemable common securities, $10,000 par value (the "Common Securities"). On December 5, 1997 (inception), the Company commenced operations concurrent with the issuance of 50,000 noncumulative preferred securities, Series A, liquidation preference $10,000 per security (the "Series A Preferred Securities"), to qualified institutional buyers, and the issuance of an additional 53,010 Common Securities to the Branch. These issuances raised in the aggregate $1,030,115,873 of net capital (including $5,873 of additional paid-in capital). This entire amount was used to acquire a portfolio of debt securities (the "Initial Portfolio") at their fair values from the Branch. The Branch contributed additional paid-in capital of $7,500,000, $5,500,000 and $3,000,000, on December 3, 2003, June 3, 2003, and
December 3, 2002, respectively.

The Company entered into a service agreement (the "Services Agreement") with the Branch on December 5, 1997, pursuant to which the Branch maintains the securities portfolio of the Company (the "Portfolio") and performs other administrative functions. All of the Company's officers and employees are officers or employees of the Branch or the Bank or their affiliates. The securities in the Portfolio are held by Citibank N.A., acting as trustee (the "Trustee") under the trust agreement between the Company and Citibank N.A. dated December 1, 1997 (the "Trust Agreement").

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

The types of Agency Securities in the Portfolio are (i) securities backed only by mortgages with adjustable rates that reset annually at a given rate plus a net margin ("Agency ARMs"); (ii) securities backed by mortgages with a fixed rate for a specified period of time, after which they reset annually at a given rate plus a net margin ("Agency Hybrid ARMs"); (iii) unsubordinated debentures which bear interest at a fixed rate and are not redeemable by the issuer prior to maturity ("Agency Debentures"); and (iv) securities backed by fixed rate loans on multifamily properties ("Agency DUSs").
Set forth below is a description, as of December 31, 2003, of the Portfolio. As of December 31, 2003, the Eligible Securities included in the Portfolio had an aggregate amortized cost of $1,002,108 and an estimated fair value of $1,119,769,704. The composition of the Portfolio, stated in terms of amortized cost, is presented in the following table:


December 31, 2003
-----------------
                                                        Percentage of
                                                        Portfolio by                          Aggregate
                                                          Aggregate            Number of      Amortized Cost
                 Type of Security                       Amortized Cost        Securities         ($000)
--------------------------------------------------    ---------------         ----------   -----------------
Floating-Rate REMICs..............................         1.14%                  7         $    11,470
Fixed-Rate REMICs.................................         1.03                   2
                                                                                                 10,298
Agency ARMs.......................................         1.24                  24              12,418
Agency Hybrid ARMs................................         2.17                  17              21,787
Agency DUSs.......................................        43.90                  33             439,905
Agency Debentures.................................        50.52                  13             506,230
                                                          -----                  --         -----------
     December 31, 2003 Total Portfolio                   100.00%                 96         $ 1,002,108
                                                         =======                 ==         ===========


Description of Types of Securities

Floating-Rate REMICs

Floating-Rate REMICs are backed by Agency Securities where a particular portion of the cash flows are directed to the Floating-Rate REMICs. FNMA, FHLMC, and GNMA all guarantee the full and timely payment of principal and interest on the pools of mortgages, which flow through to the REMICs. These REMICs are floating-rate securities whose interest rates reset monthly at the then-current rate of one-month LIBOR plus a margin. The interest ratio is subject to a lifetime cap and floor. The interest cap, floor, and margin all vary by security. The amortized cost of securities (in thousands):


    December 31, 2003
    -----------------

                                                                              Weighted
                                                                               Average
                                               Current                          Life
                  Series                       Coupon         Life Cap         (Years)       Maturity Date       Amortized Cost
--------------------------------------------- --------        ----------       -------       -------------      -----------------
FANNIE MAE 1993-210 FB.......................   1.56%           9.00%           0.67         10-25-2022            $ 3,387
FANNIE MAE 1997-28 FA........................   1.91            10.00           5.75          5-25-2027              1,222
FANNIE MAE 1990-121 F........................   2.96            11.50           2.71         10-25-2020              2,122
FANNIE MAE 1992-141 FA.......................   1.66            10.50           1.17          8-25-2007                552
Morgan Stanley Mortgage Trust 41 Class 1(1)..   1.80            10.00           2.60          2-20-2022                978
FREDDIE MAC 1040 H............................  2.14            11.00           2.76          2-15-2021              2,412
FANNIE MAE G92 60 F..........................   2.56            10.00           2.42         10-25-2022                797
                                                                                                                   --------
    Total Floating-Rate REMICs                                                                                     $11,470
                                                                                                                   ========


(1) Morgan Stanley Mortgage Trust 41 was established as of December 1, 1991 by Morgan Stanley Capital I Inc.


Fixed-Rate REMICs

Fixed-Rate REMICs are backed by Agency Securities where a particular portion of the cash flows is directed to the Fixed-Rate REMICs. FNMA, GNMA and FHLMC all guarantee the full and timely payment of principal and interest on the pools of mortgages, which flow through to the Fixed-Rate REMICs. The amortized cost of securities (in thousands):

   December 31, 2003
   -----------------

                                                                              Weighted
                                                                               Average
                                               Current                          Life
              Series                           Coupon          Life Cap        (Years)        Maturity Date     Amortized Cost
----------------------------------            ---------       ----------      --------       --------------     ---------------
FANNIE MAE 1997-56 PE.............             6.50%            9.00%           0.63          6-18-2026           $   298
FANNIE MAE 1997-M5 C..............             6.74            11.50            3.64          8-25-2007            10,000
                                                                                                                  --------
     Total Fixed-Rate REMICs                                   10.50                                              $10,298
                                                               =====                                              ========


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

The One-Year Constant Maturity Treasury Index ("CMT") is the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year as published by the Federal Reserve Board in Statistical Release H. 15(519) or any similar publication or, if not so published, as reported by any Federal Reserve Bank or by any U.S. Government department or agency. The Three-Year Constant Maturity Treasury Index is the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of three years as published in a similar manner as The One-Year Constant Maturity Treasury Index. The amortized cost of securities (in thousands):


  December 31, 2003
  -----------------
                                                                              Weighted
                                                                               Average
                                               Current                          Life
  Pool No. (1)                                 Coupon          Life Cap        (Years)        Maturity Date     Amortized Cost
---------------                               ---------       ----------      --------       --------------     ---------------

  FH 846384                                    3.64%           11.77%           3.24           12-1-2026          $   690
  FN 313190                                    3.63            12.12            4.67            9-1-2026              819
  FN 313242                                    3.45            11.96            3.38           11-1-2026              318
  FN 313311                                    3.84            11.86            5.87           12-1-2026              246
  FN 313377                                    3.89            11.74           11.90            2-1-2027              921
  FN 313432                                    3.69            11.84           12.90            2-1-2027              201
  FN 363057                                    4.33            11.38            0.48            2-1-2027               52
  FN 363070                                    3.58            11.49            0.50            3-1-2027               73
  FN 367349                                    4.35            11.98           13.38           12-1-2026               43
  FN 370478                                    4.09            11.37           13.44            2-1-2027               74
  FN 370479                                    3.97            11.31            2.87            3-1-2027              104
  FN 374711                                    3.32            11.72            1.78            7-1-2027              246
  FN 378243                                    3.60            12.23           13.37            7-1-2027               58
  FN 391247                                    3.50            11.37            2.58            4-1-2027              816
  FN 394850                                    3.59            12.07           13.71            7-1-2027               35
  FN 397901                                    3.38            11.89            1.02            8-1-2027              318
  FH 610727                                    3.77            12.35           11.71            5-1-2027              172
  G  280094                                    4.75            11.00            1.62           7-20-2027            2,044
  G   28506                                    4.75            12.50            1.93           9-20-2024            2,505
  G  280001                                    5.63            11.00            0.70          10-20-2026              355
  FH 786213                                    6.81            12.55            0.79           12-1-2027              960
  FH 785825                                    6.72            12.18            2.95            5-1-2027              587
  FH 786088                                    6.72            12.26            0.65           12-1-2027              663
  FN 396355                                    3.42            11.80           13.09            8-1-2027              118
                                                                                                                  --------
     Total Agency ARMs                                                                                            $12,418
                                                                                                                  ========

(1)"FN"=  FNMA; "G"=  GNMA; and  "FH"=  FHLMC


Agency Hybrid ARMs

The Agency Hybrid ARMs consist of securities having the timely payment of principal and interest guaranteed by FNMA and FHLMC. The securities consist of mortgages that have a fixed interest rate for a specified period of time, after which the interest rate resets annually at a rate equal to the then-current rate of the One-Year Constant Maturity Treasury Index (as defined above) plus a security net margin, except that pools underlying the Fannie Mae 422268 have a coupon that resets every three years at a rate equal to the then-current rate of the Three-Year Constant Maturity Treasury Index (as defined above) plus a security net margin. The interest rate of each ARM pool is subject to a periodic cap and a lifetime cap which vary by pool. The amortized cost of securities (in thousands):


December 31, 2003
-----------------
                                                                              Weighted
                                                                               Average
                                               Current                          Life
  Pool No. (1)                                 Coupon          Life Cap        (Years)        Maturity Date     Amortized Cost
---------------                               ---------       ----------      --------       --------------     ---------------
  FN 312824                                    7.38%           12.38%          0.64           6-1-2025            $   180
  FN 345856                                    3.24            11.87           5.78           8-1-2026              1,727
  FN 361370                                    3.57            13.57           4.09           7-1-2026              3,499
  FN 361372                                    7.92            12.90           1.36           7-1-2026              3,224
  FN 374138                                    3.62            11.35           6.00           3-1-2027              2,398
  FN 397136                                    7.95            13.76           1.62           6-1-2027              1,317
  FN 362968                                    7.87            12.24           1.16           1-1-2026                255
  FN 374917                                    6.60            11.75           1.39           4-1-2027                648
  FN 403006                                    6.37            11.50           2.71          11-1-2027                644
  FN 404484                                    6.00            11.50           1.11          11-1-2027                257
  FN 422265                                    6.19            13.26           1.65           1-1-2026              1,472
  FN 422268                                    5.76            12.94           1.92          12-1-2024                469
  FN 422276                                    3.96            13.23           4.77          12-1-2027              3,617
  FN 409850                                    6.65            11.63           1.27           3-1-2028                329
  FN 415286                                    4.16            12.38           3.56           2-1-2028                772
  FN 417833                                    6.01            11.45           0.76           3-1-2028                626
  FH 786414                                    6.28            12.03           0.63           7-1-2028                353
                                                                                                                  --------
     Total Agency Hybris ARMs                                                                                     $21,787
                                                                                                                  ========

(1)   "FN"=  FNMA;  and "FH"= FHLMC


Agency DUSs

Pursuant to a Board of Directors resolution of November 4, 1998, the Company may invest in Agency DUSs. A Delegated Underwriting and Servicing (DUS) pool is 100% guaranteed by FNMA and backed by loans on multifamily properties. These are fixed-rate loans ranging in size from $1 million to $70 million. FNMA guarantees timely payment of interest and principal, including any balloon payments. Consequently, there is no risk of a loss of principal. Loans include yield maintenance provisions that permit the borrower to prepay his mortgage but only with a penalty that is sufficient to compensate the investor for early prepayment. Any yield maintenance collected is passed through to the investor. The amortized cost of securities (in thousands):


 December 31, 2003
 -----------------
    Security            Current          Weighted Average         Maturity
   Description          Coupon             Life (Years)             Date            Amortized Cost
 -----------------   ---------------   -----------------    -----------------      -----------------
   FNMA 380491          6.11%                  4.38              7-1-2008              $  5,595
   FNMA 380583          6.15                   4.37              8-1-2008                18,672
   FNMA 381578          6.23                   5.39              5-1-2009                12,180
   FNMA 381608          5.93                   5.17              5-1-2009                 6,934
   FNMA 381640          5.86                   5.09              4-1-2009                 5,616
   FNMA 380933          5.92                   4.76             12-1-2008                 7,784
   FNMA 381152          5.88                   4.91              1-1-2009                 5,028
   FNMA 381294          5.81                   4.91              2-1-2009                 1,902
   FNMA 381488          6.19                   5.10              4-1-2009                 4,222
   FNMA 381514          6.19                   5.10              4-1-2009                 4,853
   FNMA 381730          6.39                   5.26              6-1-2009                15,389
   FNMA 381705          6.26                   5.26              6-1-2009                 3,918
   FNMA 381450          5.78                   4.99              3-1-2009                11,523
   FNMA 381115          5.97                   4.76             12-1-2008                11,289
   FNMA 381117          5.80                   4.91              1-1-2009                 4,830
   FNMA 380115          6.29                   4.07              3-1-2008                42,144
   FNMA 381556          6.04                   5.08              4-1-2009                15,139
   FNMA 380798          5.64                   4.60             10-1-2008                 4,475
   FNMA 375433          6.68                   3.69             10-1-2007                 8,129
   FNMA 375618          6.42                   3.97             12-1-2007                 7,000
   FNMA 375385          6.87                   3.61              9-1-2007                 4,650
   FNMA  20021          7.20                   2.73             10-1-2006                67,072
   FNMA 535642          6.94                   3.08             10-1-2007                 8,631
   FNMA 313672          7.01                   3.37              6-1-2007                19,134
   FNMA 382497          7.41                   3.49              7-1-2007                 7,489
   FNMA 375471          6.63                   3.68             10-1-2007                 9,098
   FNMA 460685          4.90                   3.78              8-1-2007                26,500
   FNMA  73440          6.83                   2.26              5-1-2006                 9,135
   FNMA  73558          7.24                   2.50              7-1-2006                10,937
   FNMA 313744          6.84                   2.37             10-1-2007                24,687
   FNMA 382741          6.96                   3.72             10-1-2007                16,230
   FNMA 360600          6.57                   4.30              4-1-2008                12,950
   FNMA 382497          5.95                   4.83              2-1-2009                26,770
                                                                                       --------
    Total Agency DUSs                                                                  $439,905
                                                                                       ========


Agency Debentures

Pursuant to a Board of Directors resolution of November 4, 1998, the Company may invest in Agency Debentures. The Agency Debentures consist of conventional debt securities issued periodically directly by either FNMA or FHLMC. Such Agency Debentures are not secured by any collateral and represent general unsecured obligations of FNMA or FHLMC. The Company is permitted to purchase only unsubordinated debentures which pay interest on a current basis. The Agency Debentures purchased by the Company bear interest at a fixed rate and are not redeemable by the issuer prior to maturity. The amortized cost of securities (in thousands):

   December 31, 2003
   -----------------
     Security                Current  Weighted Average   Maturity
   Description               Coupon    Life (Years)       Date    Amortized Cost
   -----------               ------    ------------       ----    --------------
   FHLMC 3134A2DT2            5.75%       3.71          4-15-2008    $ 24,660
   FNMA 31359MCY7             2.13        3.60          10-9-2007     129,400
   FNMA 31359MDR1             1.75        4.05          3-26-2008      60,496
   FNMA 31359MDU4             6.00        3.77          5-15-2008      46,379
   FNMA 31359C5BO             6.44        3.20          8-14-2007      23,937
   FNMA 31359C6C7             6.48        3.24          8-27-2007       7,497
   FNMA 31359CU55             6.70        3.04          6-19-2007      12,185
   FNMA 31359CYE2             6.68        2.84           3-5-2007      50,000
   FNMA 31359MGH0             6.63        3.26         10-15-2007      52,629
   FNMA 31359CYX0             6.80        2.86          3-14-2007      50,000
   FNMA 31359C5Q7             6.55        3.21          8-20-2007      19,042
   FNMA 31359MPZ0             3.25        3.56         11-15-2007      20,031
   FHLMC 3134A4NW0            4.88        2.94          3-15-2007       9,974
                                                                     --------
     Tota Agency Debentures                                          $506,230
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

Dividends
Holders of Common Securities are entitled to receive dividends when, as and if declared by the Company's Board of Directors, out of net gains from the disposition of securities in the Portfolio and net income not required to be applied to fund dividends with respect to the Series A Preferred Securities. During 2003 the Company did not declare or pay any dividends with respect to Common Securities.


Item 6: Selected Financial Data

The following table sets forth selected financial data for the years then ended (in thousands, except share and yield data):

                                            December 31,    December 31,     December 31,    December 31,    December 31,
                                                2003            2002             2001            2000            1999
                                           --------------- ---------------- --------------- --------------- ----------------

Income Statement:
-----------------
Interest income                            $   26,219       $   34,548      $   52,568      $   67,330       $   58,485
Net income                                     22,760           32,894          52,277          66,341           57,685
Average number of Redeemable
   Common Securities outstanding               53,011           53,011          53,011          53,011           53,011
Net income (loss) per Redeemable
   Common Security                           (300.50)         (109.34)          256.31          521.61           358.33

Balance Sheet:
--------------
Investment securities at carrying value     1,002,108        1,099,570       1,041,244       1,019,696          981,352
Total assets                                1,153,075        1,150,885       1,081,823       1,056,505        1,263,193
Series A Preferred Securities outstanding     500,000          500,000         500,000         500,000          500,000
Total Redeemable Common Securities,
   Preferred Securities, and
   Securityholders' Equity                 $1,055,515       $1,062,024      $1,051,702      $1,039,143       $1,030,131

Other Data:
-----------
Comprehensive income                       $   19,181       $   46,012      $   61,968      $   75,003       $   43,477
Dividends paid on Series A
   Preferred Securities                    $   38,690       $   38,690      $   38,690      $   38,690       $   38,690
Dividends paid on Redeemable
   Common Securities                       $        -       $        -      $   10,719      $   27,301       $   18,807
Number of Series A Preferred
   Securities outstanding                      50,000           50,000          50,000          50,000           50,000
Number of Redeemable Common
   Securities outstanding                      53,011           53,011          53,011          53,011           53,011
Average yield on investment securities
   (before results of hedging activities)       6.03%            6.02%           6.40%           6.39%            6.07%


Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion pertains to the years ended December 31, 2003, and December 31, 2002 (the "2003 Period" and the "2002 Period").

General

The Company was formed on October 14, 1997, and commenced operations on December 5, 1997, by the sale to qualified institutional buyers of 50,000 Series A Preferred Securities and the sale to the Branch of 53,010 Common Securities. Together, such sales raised net capital of $1,030,115,873, which the Company used to purchase the Initial Portfolio from the Branch. The Branch has contributed $7,500,000, $5,500,000 and $3,000,000 of additional paid-in capital on December 3, 2003, June 3, 2003 and December 3, 2002, respectively.

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

Results of Operations

For the 2003 Period and 2002 Period, the Company had revenues of $26,219,327 and $34,548,021, respectively. These amounts consisted of interest income on the investment securities, the unrealized gain/loss on hedged securities and derivatives used as hedging instruments, and interest on deposits.

For the 2003 Period and 2002 Period, interest on the securities in the Portfolio amounted to $48,647,380 and $48,742,745 respectively, representing an aggregate yield of 6.03% and 6.02%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows (yield based on average amortized cost):

                                        2003                       2002
                            -------------------------  -------------------------
Floating-Rate REMICs.....   $       363,945     2.02%  $      965,385      2.73%
Fixed-Rate REMICs........   $     1,506,191     6.61%  $    3,462,521      6.18%
Agency ARMs..............   $       702,677     4.07%  $    1,989,080      5.87%
Agency Hybrid ARMs.......   $     1,220,873     4.35%  $    2,568,276      5.04%
Agency DUS...............   $    25,913,738     6.41%  $   18,321,849      6.24%
Agency Debentures........   $    18,939,956     5.98%  $   21,435,634      6.31%


The yield on Agency Debentures is based on U.S. dollar denominated securities which excludes the Japanese Yen denominated securities.

During the 2003 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICs were approximately 1.34%, 3.40% and 4.19%, respectively, when taking into account the income from the derivative products used to hedge these securities. During the 2002 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICS were approximately 1.84%, 3.93%, and 5.65%, respectively, when taking into account the income from the derivative products used to hedge these securities.

The average amortized cost of the Portfolio during the 2003 Period and the 2002 Period was $996,713,866 and $993,381,314 respectively. This reflects the following prepayments and reinvestments:

PREPAYMENTS                                  2003                    2002
------------                             ------------            ------------
Floating-Rate REMICs..................   $ 13,857,026            $ 26,744,870
Fixed-Rate REMICs.....................   $ 36,011,701            $ 11,464,773
Agency ARMs...........................   $ 13,080,189            $ 21,818,440
Agency Hybrid ARMs....................   $ 15,560,694            $ 33,963,351
Agency DUS............................   $ 17,763,221            $  3,652,294
Agency Debentures.....................   $        ---            $        ---

REINVESTMENTS                                2003                    2002
-------------                            ------------            ------------
Floating-Rate REMICs..................   $        ---            $        ---
Fixed-Rate REMICs.....................   $        ---            $ 10,000,000
Agency ARMs...........................   $        ---            $        ---
Agency Hybrid ARMs....................   $        ---            $        ---
Agency DUS............................   $ 92,159,666            $ 58,069,532
Agency Debentures.....................   $ 20,038,400            $  9,960,584

The Company also recorded interest income from short-term investments for the 2003 Period and 2002 Period of $309,122 and $615,341, respectively. These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio, (ii) prepayments of principal pending their reinvestment and (iii) short-term investments classified as cash equivalents.

As of December 31, 2003 and 2002, as calculated by aggregate amortized cost, approximately 49.48% and 50.70%, respectively, of the Portfolio consisted of collateralized mortgage obligations (Floating-Rate REMICs and Fixed-Rate REMICs) and mortgage backed securities (Agency ARMs, Agency Hybrid ARMs and Agency
DUSs), and approximately 50.52% and 49.30%, respectively, consisted of Agency Debentures. As of December 31, 2003 and 2002, floating rate securities accounted for approximately 4.56% and 8.99%, respectively, of the Portfolio's collateralized mortgage obligations and mortgage backed securities. In addition, a significant portion of the Agency Debentures and the Agency DUSs are hedged so that in all but one case, the fixed interest rates received on the bonds are converted into prevailing floating rates.

The aggregate market value of the securities in the Portfolio as of December 31, 2003 and 2002 was higher than the amortized cost by approximately 11.74% and 11.47%, respectively, due to a net decrease in interest rates from the time of their original purchase. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statements of Income, pursuant to application of SFAS 133 (Note 2). Unrealized gains and losses on the non-hedged securities are reported as a component of Other Comprehensive Income.

Operating expenses for the 2003 Period and 2002 Period totaled $1,432,696 and $1,406,521, respectively. Operating expenses consisted largely of fees paid to the Branch under the Services Agreement, fees to Citibank as Trustee, consulting fees and audit fees. Expenses incurred under the Services Agreement for the 2003 Period and 2002 Period totaled $961,073 and $1,109,960, respectively.

The Company's net income for the 2003 Period and 2002 Period was $22,759,655 and $32,893,445, respectively. As of December 31, 2003, the Company has declared and paid dividends as follows:

Security                 Amount            Date Paid
--------                 ------            ---------

Series A Preferred       $19,345,000       December 5, 2003
Series A Preferred       $19,345,000       June 5, 2003
Series A Preferred       $19,345,000       December 5, 2002
Series A Preferred       $19,345,000       June 5, 2002



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

Receivable Arising from Payment for Securities

Due to the potential consequences of a Shift Event (as defined in Item 1 Note 2 herein), the Company's purchase of the Initial Portfolio (as defined in Item 1 herein) from the Branch did not meet certain SFAS 125, as replaced by SFAS 140, sale accounting requirements. Accordingly, the Company recorded at December 5, 1997 a receivable for the consideration paid to the Branch for the Initial Portfolio treated as collateral. As a legal and economic matter, however, there is no such receivable since (a) neither the Bank nor the Branch has any obligation to repay any part of the purchase price for the Initial Portfolio or to repurchase or redeem any of the securities included therein, and (b) the Company has no obligation to return any of such securities to the Bank or the Branch (except in the limited circumstances and to the extent that the occurrence of a Shift Event under the Charter would require the transfer of any assets held by the Company at the time). As the securities in the Initial Portfolio are paid, the receivable will be deemed to be realized by an amount corresponding to the amount of the payments received. At December 31, 2003 and 2002, the receivable arising from payment for securities amounted to $30,662 ,719 and $85,660,254, respectively. The decrease in the amount of such receivable between the two dates reflects the prepayment of securities in the Initial Portfolio. The Company recognized the cash proceeds of such prepayments as a reduction in the receivable. Such decreases in the receivable did not affect the Company's results of operations or cash flow. Disclosures required under SFAS 125, as replaced by SFAS 140, are included in Note 3.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments. The Company's sole liquidity needs are to acquire reinvestment securities as original securities repay or prepay and to pay dividends on the Series A Preferred Securities. The acquisition of reinvestment securities is funded with the proceeds of principal repayments or prepayments on original securities, and the payments of dividends on the Series A Preferred Securities are funded through interest income from the securities in the Portfolio.
The low interest rate environment has adversely affected the Company's income. The Company has not declared dividends on the Common Securities since June 2001 in order to retain earnings available for the payment of dividends to the holders of the Series A Preferred Securities. Dividends to the Preferred Securityholders may be paid out of (i) net income, determined without regard to capital gains or losses, or (ii) amounts contributed by the Bank or the Branch to the Company's capital. In the continued low interest rate environment in 2003, the Branch contributed $13,000,000 of additional paid-in capital, which was used to facilitate the semi-annual payments of dividends to the holders of the Series A Preferred Securities.

Based on 2004 projected earnings, the Company may require an additional cash contribution from the Branch to ensure payment of preferred dividends. The Company cannot make any assurances that further decreases in interest rates or a sustained low interest rate environment will not have a further adverse effect on the Company's income.

BNP PARIBAS Group's total and Tier 1 risk-based capital ratios at December 31, 2003 were 12.9% and 9.4%, and at December 31, 2002 were 10.9% and 8.1%, which are well above the minimum standards required by French banking regulations, currently 8% for total risk-based capital and 4% for Tier 1 risk-based capital. A "Shift Event" would occur if BNP PARIBAS' risk-based capital fell below these minimum standards of 8% and 4%, respectively. See Note 2 of the attached financial statements for a detailed explanation of "Shift Events".

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


The Company has made an assessment of all its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at December 31, 2003. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.


All of the Company's outstanding hedging transactions are fair value hedges. For the years ended December 31, 2003 and 2002, the Company recognized gain of $534,474 and $1,225,111, respectively, in earnings related to the ineffective portion of fair value hedges. The fair value of these hedging instruments was $(94,253,884) and $(86,023,329) at December 31, 2003 and 2002, respectively, and has been recorded in "Other liabilities". It has been offset, except for the ineffective portion of the hedge, by the revaluation of the respective hedged investment securities. The fair value of the hedging instruments does not include accrued interest receivable and payable, which are shown separately on the balance sheet.

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

The outstanding principal amount and estimated fair value as of December 31, 2003, by each category of investment, is depicted in Item 8.

Interest Rate Risk

The Company's income consists primarily of interest payments on collateralized mortgage obligations, mortgage-backed securities, agency debentures and agency DUSs. Currently, the Company uses derivative products to manage a portion of its interest rate risk.

For year ended December 31, 2003, the interest rate environment remained at a low but stable level. Therefore, the interest income generated by the Portfolio was stabilized at the level of income at the end of 2002. This situation has affected the Company's income through the floating rate component of the portfolio (floating-rate securities and fixed-rate securities converted to floating-rate instruments through interest rate swaps). It is anticipated that this situation may continue for 2004, and the income will remain linked to the evolution of the yield curve.

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

The Company is a party to thirty interest rate swaps and six cross currency swaps with BNP PARIBAS, as set out in the table below. In all but one of these swaps, the Company pays a fixed coupon and receives floating rate payments on the notional balances.

                                                                                                 Fair Value at
                                                                                               December 31, 2003    Notional Balance
      Value Date           Maturity Date        Fixed Rate             Receive Rate               (in 000's)           (in 000's)
-----------------       ------------------    ----------------    ----------------------     -----------------      ----------------
November 25, 1998       March 26, 2008        JPY 1.75            U.S. Three Month LIBOR          $   (7,073)          $  42,000
                                                                  Plus Six Basis Points

November 25, 1998       October 9, 2007       JPY 2.125           U.S. Three Month LIBOR             (11,066)             58,000
                                                                  Plus Six Basis Points

November 25, 1998       August 25, 2008       U.S. 6.15           U.S. One Month LIBOR                (2,062)             18,672
                                                                  Plus Five Basis Points

February 11, 1999       March 14, 2007        U.S. 6.80           U.S. Three Month LIBOR              (6,859)             50,000
                                                                  Minus Two Basis Points

February 12, 1999       March 5, 2007         U.S. 6.68           U.S. Three Month LIBOR              (7,017)             50,000
                                                                  Minus Two Basis Points

February 25, 1999       February 25, 2009     U.S. 5.95           U.S. One Month LIBOR                (2,120)             20,309
                                                                  Plus Three Basis Points

March 29, 1999          October 9, 2007       JPY 2.125           U.S. Three Month LIBOR              (4,778)             30,000
                                                                  Minus Two and Half
                                                                  Basis Points

April 6, 1999           October 9, 2007       JPY 2.125           U.S. Three Month LIBOR              (5,085)             26,400
                                                                  Minus One Basis Point

May 25, 1999            May 25, 2009          U.S. 6.23           U.S. One Month LIBOR                (1,506)             12,180
                                                                  Plus One and Half Basis
                                                                  Points

June 25, 1999           June 25, 2009         U.S. 6.06           U.S. One Month LIBOR                (2,840)             25,543
                                                                  Plus Three and Half
                                                                  Basis Points

July 1, 1999            June 25, 2009         U.S. 6.39           U.S. One Month LIBOR                (1,969)             15,389
                                                                  Plus Three and Half
                                                                  Basis Points

September 27, 1999      March 25, 2008        U.S. 6.29           U.S. One Month LIBOR                (4,800)             42,144
                                                                  Plus Five Basis Points

September 27, 1999      March 25, 2009        U.S. 5.858          U.S. One Month LIBOR                (2,780)             27,642
                                                                  Plus Four Basis Points

November 26, 1999       April 25, 2009        U.S. 6.04           U.S. One Month LIBOR                (1,660)             15,140
                                                                  Plus Four Basis Points

June 26, 2000           October 1, 2007       U.S. 6.68           U.S. One Month LIBOR                (1,013)              8,129
                                                                  Plus One and Half Basis
                                                                  Points

June 26, 2000           October 1, 2008       U.S. 6.26           U.S. One Month LIBOR                (1,019)              9,125

August 1, 2000          December 1, 2007      U.S. 6.42           U.S. One Month LIBOR                  (851)              7,000

August 1, 2000          October 1, 2006       U.S. 7.20           U.S. One Month LIBOR                (3,568)             28,745
                                                                  Minus Two Basis Points

October 2, 2000         June 1, 2007          U.S. 7.007          U.S. One Month LIBOR                  (921)              7,011
                                                                  Minus Two Basis Points

October 2, 2000         July 1, 2007          U.S. 7.405          U.S. One Month LIBOR                (1,108)              7,489
                                                                  Minus Two Basis Points

November 2, 2000        October 9, 2007       JPY 2.125           U.S. Three Month LIBOR              (1,091)             15,000
                                                                  Minus Two Basis Points

March 25, 2001          October 25, 2007      U.S. 6.94           U.S. One Month LIBOR                (1,061)              8,630
                                                                  Plus Two Basis Points

September 4, 2001       October 16, 2006      U.S. 7.20           U.S. One Month LIBOR                (2,358)             19,164
                                                                  Plus Two Basis Points

October 2, 2001         October 16, 2006      U.S. 7.20           U.S. One Month LIBOR                (1,166)              9,582
                                                                  Plus Seven Basis Points

January 2, 2002         October 16, 2006      U.S. 7.20           U.S. One Month LIBOR                (1,158)              9,582
                                                                  Plus Ten Basis Points

May 1, 2002             October 25, 2007      U.S. 6.63           U.S. One Month LIBOR                (1,122)              9,098
                                                                  Plus One Basis Point

May 3, 2002             August 25, 2007       U.S. 6.74           U.S. One Month LIBOR                (1,276)             10,000
                                                                  Plus One Basis Point

August 25, 2002         August 25, 2007       U.S. 4.90           U.S. One Month LIBOR                (1,672)             26,500
                                                                  Plus Five Basis Points

September 25, 2002      June 25, 2007         U.S. 7.007          U.S. One Month LIBOR                (1,557)             12,123
                                                                  Plus Seven Basis Points

October 25, 2002        May 25, 2006          U.S. 6.83           U.S. One Month LIBOR                  (898)              9,134
                                                                  Plus Seven Basis Points

March 21, 2003          February 25, 2009     U.S. 5.945          U.S. One Month LIBOR                (2,730)             26,770
                                                                  Plus Nine Basis Points

May 8, 2003             July 25, 2006         U.S. 7.239          U.S. One Month LIBOR                (1,254)             10,937
                                                                  Plus Seven Basis Points

August 1, 2003          April 1, 2008         U.S. 6.568          U.S. One Month LIBOR                (1,642)             12,950
                                                                  Plus Ten Basis Points

August 1, 2003          October 1, 2007       U.S. 6.812          U.S. One Month LIBOR                (2,990)             24,687
                                                                  Plus Ten Basis Points

October 9, 2003         October 1, 2007       U.S. 6.96           U.S. One Month LIBOR                (2,184)             16,230
                                                                  Plus Five Basis Points              -------             ------

Total Swaps- Fair
Value Hedges                                                                                       $ (94,254)          $ 721,305
-----------------                                                                                  ----------          ---------

January 17, 2001        March 26, 2008        JPY 1.750           U.S. 5.80                             (344)             18,000
                                                                                                   ----------          ---------

Other Swap                                                                                         $    (344)          $  18,000
                                                                                                   ----------          ---------

Total Swap Portfolio(Other liabilities)                                                            $ (94,598)          $ 739,305
                                                                                                   ==========          =========


The fair value of the swap portfolio was $(94,597,757) and $(84,340,226) at December 31, 2003 and 2002, respectively. The change in fair value was primarily due to changes in prevailing market interest rates.

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

                                                    December 31, 2003
                                                    -----------------

                                      Due       Due        Due          Due          Due        Due         Due
                                      In       after      after        after        after      After       After
Non-Collateral                       2004       2004       2005         2006         2007       2008        2009        Total
--------------                       ----       ----       ----         ----         ----       ----        ----        -----

Fixed-Rate Instruments:
  Fixed-Rate REMICs                $  ---     $  ---  $     ---     $ 10,000     $    ---  $     ---     $   ---   $   10,000
  Agency DUS                          ---        ---    111,830      106,861      152,963     68,251         ---      439,905
  Agency Debentures                   ---        ---    109,974      335,760       60,496        ---         ---      506,230
                                    -----      -----    -------      -------      -------     ------      ------      -------
Total Fixed-Rate Instruments          ---        ---    221,804      452,621      213,459     68,251         ---      956,135
                                    -----      -----    -------      -------      -------     ------      ------      -------

Floating-Rate Instruments:
  Floating-Rate REMICs                ---        ---        797          ---          ---        ---         ---          797
  Agency ARMs                       1,978      2,505        588          ---          ---        ---         ---        5,071
  Agency Hybrid ARMs                  979      3,430        644          772        3,617        ---         ---        9,442
                                    -----      -----    -------      -------      -------     ------      ------      -------
Total Floating-Rate Instruments     2,957      5,935      2,029          772        3,617        ---         ---       15,310
                                    -----      -----    -------      -------      -------     ------      ------      -------

Total Non-Collateral               $2,957     $5,935   $223,833     $453,393     $217,076   $ 68,251     $   ---   $  971,445
                                    -----      -----    -------      -------      -------     ------      ------      -------
Collateral
----------
Fixed-Rate Instruments
  Fixed-Rate REMICs                $  298     $  ---   $    ---     $    ---     $    ---   $    ---     $   ---   $      298
  Agency DUS                          ---        ---        ---          ---          ---        ---         ---          ---
  Agency Debentures                   ---        ---        ---          ---          ---        ---         ---          ---
                                    -----      -----    -------      -------      -------     ------      ------      -------
Total Fixed-Rate Instruments          298        ---        ---          ---          ---        ---         ---          298
                                    -----      -----    -------      -------      -------     ------      ------      -------

Floating-Rate Instruments:
  Floating-Rate REMICs              3,387        552      5,511          ---          ---      1,223         ---      10,673
  Agency ARMs                         125      2,608        920        1,008          819        245       1,622        7,347
  Agency Hybrid ARMs                  180      4,541        ---          ---        3,499      4,125         ---       12,345
                                    -----      -----    -------      -------      -------     ------      ------      -------
Total Floating-Rate Instruments     3,692      7,701      6,431        1,008        4,318      5,593       1,622      30,365
                                    -----      -----    -------      -------      -------     ------      ------      -------

Total Collateral                   $3,990     $7,701   $  6,431     $  1,008     $  4,318   $  5,593     $ 1,622   $   30,663
                                    -----      -----    -------      -------      -------     ------      ------      -------
December 31,2003 Total Portfolio   $6,947    $13,636   $230,264     $454,401     $221,394   $ 73,844     $ 1,622   $1,002,108
                                    =====     ======    =======      =======      =======     ======       =====    =========


                                                    December 31, 2002
                                                    -----------------

                                      Due       Due          Due        Due         Due         Due         Due
                                      In       after        after      after       after       After       After
Non-Collateral                       2003       2003        2004        2005        2006        2007        2008        Total
--------------                       ----       ----        ----        ----        ----        ----        ----        -----
Fixed-Rate Instruments:
  Fixed-Rate REMICs              $    654    $   ---     $   ---   $     ---     $10,000     $    ---   $    ---      $  10,654
  Agency DUS                          ---        ---         ---     123,994      46,501      114,986     80,028        365,509
  Agency Debentures                   ---        ---         ---     172,637     314,123          ---        ---        486,760
                                   ------     ------      ------     -------     -------      -------     ------        -------
Total Fixed-Rate Instruments          654        ---         ---     296,631     370,624      114,986     80,028        862,923
                                   ------     ------      ------     -------     -------      -------     ------         ------

Floating-Rate Instruments:
  Floating-Rate REMICs              4,854        ---       1,432         ---         ---          ---        ---          6,286
  Agency ARMs                       5,373      3,791         ---       4,961         ---          ---         57         14,182
  Agency Hybrid ARMs                1,074     15,830       1,371         ---         ---          ---        ---         18,275
                                   ------     ------      ------     -------     -------      -------     ------        -------
Total Floating-Rate Instruments    11,301     19,621       2,803       4,961         ---          ---         57         38,743
                                   ------     ------      ------     -------     -------      -------     ------        -------
Total Non-Collateral              $11,955    $19,621     $ 2,803    $301,592    $370,624     $114,986    $80,085      $ 901,666
                                   ------     ------      ------     -------     -------      -------     ------        -------
Collateral
----------
Fixed-Rate Instruments:
  Fixed-Rate REMICs               $35,655    $   ---     $   ---    $    ---    $    ---     $    ---   $    ---      $  35,655
  Agency DUS                          ---        ---         ---         ---         ---          ---        ---            ---
  Agency Debentures                   ---        ---         ---         ---         ---          ---        ---            ---
                                   ------     ------      ------     -------     -------      -------     ------        -------
Total Fixed-Rate Instruments       35,655        ---         ---         ---         ---          ---        ---         35,655
                                   ------     ------      ------     -------     -------      -------     ------        -------

Floating-Rate Instruments:
  Floating-Rate REMICs                546      8,331      10,204         ---         ---          ---        ---         19,081
  Agency ARMs                         198      5,805       1,322         331         373        1,384      2,112         11,525
  Agency Hybrid ARMs                  ---     13,622         ---       5,777         ---          ---        ---         19,399
                                   ------     ------      ------     -------     -------      -------     ------        -------
Total Floating-Rate Instruments       744     27,758      11,526       6,108         373        1,384      2,112         50,005
                                   ------     ------      ------     -------     -------      -------     ------        -------

Total Collateral                  $36,399    $27,758     $11,526    $  6,108    $    373     $  1,384   $  2,112      $  85,660
                                   ------     ------      ------     -------     -------      -------     ------        -------
December 31, 2002 Total Portfolio $48,354    $47,379     $14,329    $307,700    $370,997     $116,370   $ 82,197      $ 987,326
                                  =======     ======      ======     =======     =======      =======     ======        =======

Item 8:  Financial Statements and Supplementary Data


                        Report of Independent Accountants
                        ---------------------------------

To the Board of Directors and Securityholders of BNP U.S. Funding L.L.C.

In our opinion, the accompanying balance sheets and the related statements of income, of comprehensive income, of changes in redeemable common securities, preferred securities and securityholders' equity and of cash flows present fairly, in all material respects, the financial position of BNP U.S. Funding L.L.C. (the "Company") at December 31, 2003, and December 31, 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As more fully described in Note 2 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities, as amended, on January 1, 2001.

PricewaterhouseCoopers LLP
New York, New York
March 31, 2003

/s/ PricewaterhouseCoopers LLP

PART II

Item 8.

FINANCIAL STATEMENTS


                            BNP U.S. FUNDING L.L.C.
                                 BALANCE SHEETS
                      (in thousands, except per share data)



                                                                              December 31,
                                                                     -----------------------------
                                                                         2003            2002
                                                                     --------------  -------------

ASSETS

Cash and cash equivalents                                                  $ 25,181       $ 40,180

Investment securities (Notes 3 and 4)
Available-for-sale, at fair value                                         1,088,876      1,013,910

Receivable arising from payment for securities, pursuant
     to the application of SFAS 125, as replaced by
     SFAS 140 (Note 3)                                                       30,663         85,660

Accounts receivable                                                              56          1,052

Accrued interest receivable                                                   8,299          8,400

Other asset                                                                       -          1,683
                                                                      --------------  -------------

TOTAL ASSETS                                                            $ 1,153,075    $ 1,150,885
                                                                      ==============  =============

LIABILITIES

Accrued interest payable                                                    $ 2,719        $ 2,634
Accrued expenses                                                                243            204
Other liabilities                                                            94,598         86,023
                                                                      --------------  -------------

TOTAL LIABILITIES                                                            97,560         88,861
                                                                      --------------  -------------

Redeemable common securities, par value and redeemable
     value $10,000 per security; 150,000 securities authorized,
     53,011 securities issued and outstanding (Note 5)                      530,110        530,110
Preferred securities, liquidation preference $10,000 per
     security; 150,000 securities authorized, 50,000 securities
     issued and outstanding                                                 500,000        500,000
Additional paid-in capital                                                      229          1,044
Accumulated other comprehensive income                                       22,969         26,548
Retained earnings                                                             2,207          4,322
                                                                      --------------  -------------

TOTAL REDEEMABLE COMMON SECURITIES,
     PREFERRED SECURITIES AND
     SECURITYHOLDERS' EQUITY                                              1,055,515      1,062,024
                                                                      --------------  -------------

TOTAL LIABILITIES AND TOTAL REDEEMABLE
     COMMON SECURITIES, PREFERRED
     SECURITIES AND SECURITYHOLDERS' EQUITY                             $ 1,153,075    $ 1,150,885
                                                                      ==============  =============

The accompanying Notes to Financial Statements are an integral part of these statements.

                     BNP U.S. FUNDING L.L.C.

                      STATEMENTS OF INCOME
              (in thousands, except per share data)




                                                                     For the Years Ended December 31,
                                                                  ----------------------------------------
                                                                     2003          2002           2001
                                                                  -----------   -----------    -----------
INTEREST INCOME
Collateralized Mortgage Obligations:
     Floating-Rate REMICs                                              $ 364         $ 965        $ 3,425
     Fixed-Rate REMICs                                                   956         3,165          3,171
Mortgage Backed Securities:
     Agency ARMs                                                         703         1,989          4,075
     Agency Hybrid ARMs                                                1,221         2,568          5,513
     Agency DUSs                                                       5,413         6,251         13,959
Agency Debentures                                                     17,253        18,995         20,650
Interest on deposits                                                     309           615          1,775
                                                                  -----------   -----------    -----------
Total                                                                 26,219        34,548         52,568
                                                                  -----------   -----------    -----------

NONINTEREST EXPENSE

Other financial instrument                                            (2,027)         (248)             -
Fees and expenses                                                     (1,432)       (1,406)        (1,230)
                                                                  -----------   -----------    -----------
                                                                      (3,459)       (1,654)        (1,230)
                                                                  -----------   -----------    -----------

Cumulative effect of the change in accounting principle for
  derivative and hedging activities (SFAS 133)                             -             -            939
                                                                  -----------   -----------    -----------

NET INCOME APPLICABLE TO PREFERRED AND
     REDEEMABLE COMMON SECURITIES                                  $  22,760     $  32,894       $ 52,277
                                                                  ===========   ===========    ===========

NET INCOME PER REDEEMABLE
     COMMON SECURITY                                               $ (300.50)    $ (109.34)      $ 256.31
                                                                  ===========   ===========    ===========

The accompanying Notes to Financial Statements are an integral part of these statements.

                  BNP U.S. FUNDING L.L.C.

             STATEMENTS OF COMPREHENSIVE INCOME
                       (in thousands)



                                                                       For the Years Ended December 31,
                                                                     -------------------------------------
                                                                       2003          2002         2001
                                                                     ----------    ----------  -----------



NET INCOME                                                            $ 22,760      $ 32,894     $ 52,277


OTHER COMPREHENSIVE INCOME

Net change in unrealized gain (loss) in fair value
     of available-for-sale securities that are not treated
     as collateral (Note 3) and that are not hedged by
     derivative instruments                                             (3,579)       13,118       10,630

Transition adjustment pursuant to the application
  of SFAS 133                                                                -             -         (939)
                                                                     ----------    ----------  -----------

TOTAL OTHER COMPREHENSIVE INCOME                                        (3,579)       13,118        9,691
                                                                     ----------    ----------  -----------


COMPREHENSIVE INCOME                                                  $ 19,181      $ 46,012     $ 61,968
                                                                     ==========    ==========  ===========


The accompanying Notes to Financial Statements are an integral part of these statements.

                             BNP U.S. FUNDING L.L.C.
              STATEMENT OF CHANGES IN REDEEMBALE COMMON SECURITIES





                                                       For the Years Ended December 31, 2001, 2002 and 2003
                              -----------------------------------------------------------------------------------------------------
                                                                                                                      Total
                                                                                                                    Redeemable
                                                                               Accumulated                       Common Securities,
                                Redeemable                     Additional        Other                          Preferred Securities
                                  Common         Preferred      Paid-in       Comprehensive      Retained       and Securityholders'
                                Securities      Securities      Capital          Income          Earnings             Equity
                              ---------------  -------------- -----------    ---------------   --------------   -------------------


Balance at December 31, 2000       $ 530,110      $ 500,000    $       6        $   3,739        $   5,288            $1,039,143

Net income                                                                                          52,277                52,277

Other comprehensive income                                                          9,691                                  9,691

Dividends paid - preferred
securities                                                                                         (38,690)              (38,690)

Dividends paid - common
securities                                                                                         (10,719)              (10,719)
                                   ---------      ---------    ---------        ---------        ----------            ---------

Balance at December 31, 2001         530,110        500,000            6           13,430            8,156             1,051,702

Net income                                                                                          32,894                32,894

Other comprehensive income                                                         13,118                                 13,118

Additional paid-in capital                                         3,000                                                   3,000

Dividends paid - preferred
securities                                                        (1,962)                          (36,728)              (38,690)
                                   ---------      ---------    ---------        ---------        ---------             ----------

Balance at December 31, 2002         530,110        500,000        1,044           26,548            4,322             1,062,024

Net income                                                                                          22,760                22,760

Other comprehensive income                                                         (3,579)                                (3,579)

Additional paid-in capital                                        13,000                                                   13,000

Dividends paid - preferred
securities                                                       (13,815)                          (24,875)              (38,690)
                                   ---------      ---------    ---------        ---------        ---------             ----------

Balance at December 31, 2003       $ 530,110      $ 500,000    $     229        $  22,969        $   2,207            $1,055,515
                                   =========      =========    =========        =========        =========            ===========



The accompanying Notes to Financial Statements are an integral part of these statements.

                       BNP U.S. FUNDING L.L.C.

                       STATEMENTS OF CASH FLOWS
                            (in thousands)



                                                                                    For the Years Ended December 31,
                                                                       ---------------------------------------------------------
                                                                              2003                 2002               2001
                                                                       -------------------   ------------------  ---------------
OPERATING ACTIVITIES

Net income                                                                       $ 22,760             $ 32,894         $ 52,277
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Amortization                                                                   1,143                1,491            1,360
     Loss on other financial instrument                                             2,027                  248                -
     Gain on hedge activity                                                          (534)              (1,225)            (102)
Changes in assets and liabilities:
     Interest receivable                                                              101               (1,076)            (888)
     Accounts receivable                                                              996                1,119           (2,171)
     Accrued expenses                                                                  37                   67               86
     Accrued interest payable                                                          85                1,456            1,178
     Payable for securities purchased                                                   -               (9,802)           9,802
     Cumulative effect of the change in accounting principle
       for derivatives and hedging activities ( SFAS 133)                               -                    -             (939)
                                                                                ---------            ---------        ---------
Net cash provided by operating activities                                          26,615               25,172           60,603
                                                                                ---------            ---------        ---------

INVESTING ACTIVITIES

Purchase of investment securities:
     Agency DUSs                                                                  (92,160)             (58,069)         (72,207)
     Agency Debentures                                                            (20,038)              (9,961)         (49,267)
     Agency Fixed Rate REMICs                                                           -              (10,000)               -
Proceeds from principal payments of securities
  available-for-sale, not treated as collateral                                    41,654               48,749           54,886
Proceeds from principal payments of securities
  available-for-sale, treated as collateral                                        54,619               48,895           56,105
                                                                                ---------            ---------        ---------
Net cash provided by (used in) investing activities                               (15,925)              19,614          (10,483)
                                                                                ---------            ---------        ---------

FINANCING ACTIVITIES

Additional paid-in capital                                                         13,001                3,000                -
Cash dividends - common securities                                                      -                    -          (10,719)
Cash dividends - preferred securities                                             (38,690)             (38,690)         (38,690)
                                                                                ---------            ----------       ---------
Net cash used in financing activities                                             (25,689)             (35,690)         (49,409)
                                                                                ---------            ----------       ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (14,999)               9,096              711

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                       40,180               31,084           30,373
                                                                                ---------            ---------        ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                                           $ 25,181             $ 40,180         $ 31,084
                                                                                =========            =========        =========

NONCASH FINANCING AND INVESTING ACTIVITIES

Decrease in receivable arising from payment for securities, pursuant
  to the application of SFAS 125, as replaced by SFAS 140 (Note 3)               $ 54,997             $ 49,595         $ 57,174


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

The Company was initially capitalized on October 14, 1997, with the issuance to the Branch of one share of the Company's redeemable common securities, $10,000 par value (the "Common Securities"). On December 5, 1997 (inception), the Company commenced operations concurrent with the issuance of 50,000 noncumulative preferred securities, Series A, liquidation preference $10,000 per security (the "Series A Preferred Securities"), to qualified institutional buyers, and the issuance of an additional 53,010 Common Securities to the Branch. These issuances raised in the aggregate $1,030,115,873 of net capital (including $5,873 of additional paid-in capital). This entire amount was used to acquire a portfolio of debt securities (the "Initial Portfolio") at their fair values from the Branch. The Branch contributed additional paid-in capital of $3,000,000, $5,500,000, and $7,500,000 on December 3, 2002, June 3, 2003, and
December 3, 2003, respectively.

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

To date, the Company has declared and paid dividends as follows:



Security                              Amount                  Date Paid
-----------------------------      ------------           -----------------
Series A Preferred Securities      $ 19,345,000           June 5, 1998
Common Securities                  $  5,347,365           June 22, 1998
Series A Preferred Securities      $ 19,345,000           December 5, 1998
Common Securities                  $  8,787,127           December 15, 1998
Series A Preferred Securities      $ 19,345,000           June 5, 1999
Common Securities                  $  8,454,284           June 15, 1999
Series A Preferred Securities      $ 19,345,000           December 5, 1999
Common Securities                  $ 10,352,672           December 15, 1999
Series A Preferred Securities      $ 19,345,000           June 5, 2000
Common Securities                  $ 12,508,486           June 19, 2000
Series A Preferred Securities      $ 19,345,000           December 5, 2000
Common Securities                  $ 14,792,297           December 19, 2000
Series A Preferred Securities      $ 19,345,000           June 5, 2001
Common Securities                  $ 10,718,708           June 19, 2001
Series A Preferred Securities      $ 19,345,000           December 5, 2001
Series A Preferred Securities      $ 19,345,000           June 5, 2002
Series A Preferred Securities      $ 19,345,000           December 5, 2002
Series A Preferred Securities      $ 19,345,000           June 5, 2003
Series A Preferred Securities      $ 19,345,000           December 05, 2003



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

The Company has made an assessment of all its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at December 31, 2003. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

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

The Company has not sold or repledged the collateral; the securities within the Initial Portfolio mature or prepay over time. As they do, the Company recognizes the cash proceeds as a reduction in the receivable arising from payment for securities. The collateral at December 31, 2003 and 2002 is reported in Note 4 below.

NOTE 4--INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale securities were as follows based on management's prepayment assumptions (in thousands):

December 31, 2003
                                                                    Gross Unrealized  Gross Unrealized
 Non-Collateral                                 Amortized Cost           Gains             Losses         Fair Value
 --------------                                ---------------      ---------------   ----------------   ------------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                             $      797          $    ---          $     8        $     789
   Fixed-Rate REMICs                                    10,000             1,276              ---            11,276
Mortgage Backed Securities:
   Agency ARMs                                           5,071                 6               18             5,059
   Agency Hybrid ARMs                                    9,442               182               15             9,609
   Agency DUSs                                         439,905            50,006              ---           489,911
Agency Debentures                                      506,230            66,002              ---           572,232
                                                    ----------          --------          -------        ----------
     Total Non-Collateral                           $  971,445          $117,472          $    41        $1,088,876
                                                    ----------          --------          -------        ----------
Collateral
----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                             $   10,673          $    ---          $   117        $   10,556
   Fixed-Rate REMICs                                       298               ---              ---               298
Mortgage Backed Securities:
   Agency ARMs                                           7,347               138                3             7,482
   Agency Hybrid ARMs                                   12,345               255               42            12,558
   Agency DUSs                                             ---               ---              ---               ---
Agency Debentures                                          ---               ---              ---               ---
     Total Collateral                               $   30,663          $    393          $   162        $   30,894
                                                    ----------          --------          -------        ----------
December 31, 2003 Total Portfolio                   $1,002,108          $117,865          $   203        $1,119,770
---------------------------------                   ==========          ========          =======        ==========


December 31, 2002
-----------------                                                   Gross Unrealized  Gross Unrealized
 Non-Collateral                                 Amortized Cost           Gains             Losses         Fair Value
 --------------                                ---------------      ---------------   ----------------   ------------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                             $    6,286          $     73          $     2        $    6,357
   Fixed-Rate REMICs                                    10,654             1,652              ---            12,306
Mortgage Backed Securities:
   Agency ARMs                                          14,182               116              ---            14,298
   Agency Hybrid ARMs                                   18,275               216                7            18,484
   Agency DUSs                                         365,509            53,065              ---           418,574
Agency Debentures                                      486,760            57,131              ---           543,891
                                                    ----------          --------          -------        ----------
     Total Non-Collateral                           $  901,666          $112,253          $     9        $1,013,910
                                                    ----------          --------          -------        ----------
Collateral
----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                             $   19,081          $     11          $   186        $   18,906
   Fixed-Rate REMICs                                    35,655               771              ---            36,426
Mortgage Backed Securities:
   Agency ARMs                                          11,525               213               26            11,712
   Agency Hybrid ARMs                                   19,399               234               35            19,598
   Agency DUSs                                             ---               ---              ---               ---
Agency Debentures                                          ---               ---              ---               ---
                                                    ----------          --------          -------        ----------
     Total Collateral                               $   85,660          $  1,229          $   247        $   86,642
                                                    ----------          --------          -------        ----------
December 31, 2002 Total Portfolio                   $  987,326          $113,482          $   256        $1,100,552
---------------------------------                   ==========          ========          =======        ==========


The breakdown of the Company's available-for-sale securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below based on management's prepayment assumptions (Actual maturities may differ from maturities shown below due to prepayments) (in thousands):

December 31, 2003
                                                   Due in      Due after 1     Due after 5
                                                   1 year       through 5       through 10     Due after 10
Non-Collateral                                     or less       years            years           years          Total
--------------                                  -----------    ----------      -----------     ------------   -----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                          $    ---      $     796        $    ---        $    ---      $      796
   Fixed-Rate REMICs                                  ---         10,000             ---             ---          10,000
Mortgage Backed Securities:
   Agency ARMs                                      1,978          3,093             ---             ---           5,071
   Agency Hybrid ARMs                                 979          8,464             ---             ---           9,443
   Agency DUSs                                        ---        371,653          68,251             ---         439,904
Agency Debentures                                     ---        506,230             ---             ---         506,230
                                                 --------      ---------        --------        --------      ----------
     Total Non-Collateral                        $  2,957      $ 900,236        $ 68,251        $    ---      $  971,444
                                                 --------      ---------        --------        --------      ----------
Collateral
----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                          $  3,387      $   6,064        $  1,222        $    ---      $   10,673
   Fixed-Rate REMICs                                  298            ---             ---             ---             298
Mortgage Backed Securities:
   Agency ARMs                                        125          5,355             246           1,622           7,348
   Agency Hybrid ARMs                                 180          8,040           4,125             ---          12,345
   Agency DUSs                                        ---            ---             ---             ---             ---
Agency Debentures                                     ---            ---             ---             ---             ---
                                                 --------      ---------        --------        --------      ----------
     Total Collateral                            $  3,990      $  19,459        $  5,593        $  1,622      $   30,664
                                                 --------      ---------        --------        --------      ----------
December 31, 2003 Total Portfolio                $  6,947      $ 919,695        $ 73,844        $  1,622      $1,002,108
---------------------------------                ========      =========        ========        ========      ==========


December 31, 2002

                                                   Due in      Due after 1     Due after 5
                                                   1 year       through 5       through 10     Due after 10
Non-Collateral                                     or less       years            years           years          Total
--------------                                  -----------    ----------      -----------     ------------   -----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                          $  4,854      $   1,432        $    ---        $    ---      $    6,286
   Fixed-Rate REMICs                                  654         10,000             ---             ---          10,654
Mortgage Backed Securities:
   Agency ARMs                                      5,373          8,752             ---              57          14,182
   Agency Hybrid ARMs                               1,074         17,201             ---             ---          18,275
   Agency DUSs                                        ---        170,495         195,014             ---         365,509
Agency Debentures                                     ---        486,760             ---             ---         486,760
                                                 --------      ---------        --------        --------      ----------
     Total Non-Collateral                        $ 11,955      $ 694,640        $195,014        $     57      $  901,666
                                                 --------      ---------        --------        --------      ----------
 Collateral
 ----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                          $    546      $  18,535        $    ---        $    ---      $   19,081
   Fixed-Rate REMICs                               35,655            ---             ---             ---          35,655
Mortgage Backed Securities:
   Agency ARMs                                        198          7,831           2,872             624          11,525
   Agency Hybrid ARMs                                 ---         19,399             ---             ---          19,399
   Agency DUSs                                        ---            ---             ---             ---             ---
Agency Debentures                                     ---            ---             ---             ---             ---
                                                 --------      ---------        --------        --------      ----------
     Total Collateral                            $ 36,399      $  45,765        $  2,872        $    624      $   85,660
                                                 --------      ---------        --------        --------      ----------
December 31, 2002 Total Portfolio                $ 48,354      $ 740,405        $197,886        $    681      $  987,326
---------------------------------                ========      =========        ========        ========      ==========

The breakdown of the Company's available-for-sale securities by category and yield, before the result of hedges, is summarized below:

                                                     Due after 1    Due after 5
                                    Due in 1 year     through 5      through 10     Due after 10                    Yield after
December 31, 2003                      or less          years          years           years           Total          Hedging
----------------                    ------------     ----------     -----------     ------------     --------       ------------
Collateralized Mortgage
Obligations:
   Floating-Rate REMICs                   2.33%          1.59%            ---%            ---%           2.02%           2.02%
   Fixed-Rate REMICs                      6.50           6.74             ---             ---            6.61            4.19
Mortgage Backed Securities:
   Agency ARMs                            4.30           4.10            3.49            3.38            4.07            4.07
   Agency Hybrid ARMs                     5.25           4.47             ---             ---            4.35            4.35
   Agency DUSs                             ---           6.45            6.23             ---            6.41            1.34
Agency Debentures                          ---           5.98             ---             ---            5.98            3.40
                                       -------        -------          ------          ------          ------         -------
     Total                                4.84%          6.09%           6.00%           3.38%           6.03%           2.60%
                                       =======        =======          ======          ======          ======         =======
December 31, 2002
-----------------
Collateralized Mortgage
Obligations:
   Floating-Rate REMICs                   3.16%          2.54%            ---%            ---%           2.73%           2.73%
   Fixed-Rate REMICs                      6.54           4.54             ---             ---            6.18            5.65
Mortgage Backed Securities:
   Agency ARMs                            6.38           5.83            4.77            5.23            5.87            5.87
   Agency Hybrid ARMs                     5.44           5.02             ---             ---            5.04            5.04
   Agency DUSs                             ---           6.54            6.14             ---            6.31            1.84
Agency Debentures                          ---           6.24             ---             ---            6.24            3.93
                                       -------        -------          ------          ------          ------         -------
     Total                                5.95%          5.99%           6.11%           5.23%           6.02%           3.40%
                                       =======        =======          ======          ======          ======         =======


NOTE 5--REDEEMABLE COMMON SECURITIES

General

The Company is authorized to issue up to 150,000 Common Securities; as of December 31, 2003 and 2002, the Company had outstanding 53,011 Common Securities, all of which were held by the Branch. The Bank has agreed with the Company in the Contingent Support Agreement that, so long as any Series A Preferred Securities are outstanding, it will maintain direct or indirect ownership of 100% of the outstanding Common Securities.

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

NOTE 6-- RELATED PARTY TRANSACTIONS

The Company entered into a Services Agreement with the Branch on December 5, 1997 pursuant to which the Branch manages the securities portfolio of the Company and performs other administrative functions. Expenses incurred under such Agreement were $961,073 and $1,109,960 for the years ended December 31, 2003 and 2002, respectively. Under a specific allocation methodology, the costs of personnel servicing the Company is based on actual man-hours devoted to the activities of the Company and remains at arms length.

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

NOTE 7--FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of securities at December 31, 2003 and 2002 were obtained from independent market sources and are summarized in Note 4. The carrying values of securities, as shown in Note 4, approximates their fair value. The fair value of the receivable arising from payment for securities, pursuant to the application of SFAS 125, as replaced by SFAS 140, was $30,893,778 and $86,641,699 at December 31, 2003 and 2002, respectively.

The carrying value of cash and cash equivalents, accounts receivable, accrued interest receivable, accrued expenses, and accounts payable approximates fair value.

The fair value of the cross currency and interest rate swaps was $(94,597,757) and $(84,340,226) at December 31, 2003 and 2002, respectively, and are reflected in "Other assets" and "Other liabilities".

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

The fair value of the hedging instruments was $(94,253,884) and $(86,023,329) at December 31, 2003 and 2002, respectively, and has been recorded in "Other liabilities". It has been offset, except for the ineffective portion of the hedge, by the revaluation of the respective hedged investment securities. The fair value of the hedging instruments does not include accrued interest receivable and payable, which are shown separately on the balance sheet. The Company recognized gains of $534,474 and $1,225,111, at December 31, 2003 and 2002, respectively, in earnings related to the ineffective portion of fair value hedges. The Company also recognized losses of $(2,026,976) and $(248,056) at December 31, 2003 and 2002, respectively, in earnings related to a cross currency swap that no longer qualified as a fair value hedging instrument.

Cash Flow Hedges

For the years ended December 31, 2003 and 2002, the Company did not enter into cash flow hedge transactions and it is not the intention of the Company to use interest rate swaps to convert floating rate financial instruments to fixed rate financial instruments as part of a cash flow hedge strategy.

At December 31, 2003 and 2002, the Company had outstanding interest rate and cross currency swap agreements with a notional principal amount of $739,305,189 and $664,908,744, respectively.

                             BNP U.S. FUNDING L.L.C.

                   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                      (in thousands, except per share data)



                                               First Quarter   Second Quarter  Third Quarter   Fourth Quarter    Total
INTEREST INCOME:                               ------------    --------------  -------------   -------------  ------------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                         $    130        $    108         $     73       $     53        $    364
   Fixed-Rate REMICs                                 473             281              148             54             956
Mortgage Backed Securities:
   Agency ARMs                                       240             200              141            122             703
   Agency Hybrid ARMs                                419             318              246            238           1,221
   Agency DUSs                                     1,312           1,406            1,324          1,371           5,413
Agency Debentures                                  4,211           3,942            5,168          3,932          17,253
Interest on deposits                                 102              89               64             54             309
                                                --------        --------         --------       --------        --------
Total                                              6,887           6,344            7,164          5,824          26,219
                                                --------        --------         --------       --------        --------
NONINTEREST EXPENSE (INCOME)
Fees and expenses                                    332             388              344            368           1,432
Other financial instrument                           304            (909)           1,594          1,038           2,027
                                                --------        --------         --------       --------        --------
                                                      28           1,247            1,928          1,406           3,459
                                                --------        --------         --------       --------        --------

NET INCOME APPLICABLE TO PREFERRED AND
   REDEEMABLE COMMON SECURITIES
                                                $  6,251        $  6,865         $  5,226       $  4,418        $ 22,760
                                                ========        ========         ========       ========        ========
NET INCOME (LOSS) PER REDEEMABLE COMMON
   SECURITY                                     $ 117.92        $(235.42)        $  98.58       $(281.59)       $(300.50)
                                                ========        ========         ========       ========        ========

Item 9: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2003, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the Company's evaluation, the President and Chief Financial Officer concluded that the disclosure controls and procedures are effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as when required. There have been no significant changes in the Company's internal control over financial reporting subsequent to the date of their evaluation in connection with the preparation of this Annual Report on Form 10-K, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 10: Directors and Executive Officers of the Company

The following table sets forth information concerning the directors and executive officers of the Company. The directors serve 3-year terms (5 years in the case of the independent director), subject to earlier resignation or removal. The current term of Martine Billeaud and Sady Karet commenced on December 5, 2000. Donald J. Puglisi, the independent director, was reappointed by the Board of Directors and the Branch, as holder of the Common Securities of the Company, and his current term of office commenced as of December 5, 2002. On August 12, 2002, the Board of Directors of the Company elected John Powers to succeed George T. Deason as Secretary of the Company, Thomas Clyne as Chief Financial Officer and Diana Mitchell as Assistant Secretary. On November 29, 2002, Olivier Meisel replaced Jean-Pierre Beck as President and Director. On
.......................,2003 Michel Eydoux replaced Georges Chodron de Courcel as
Chairman and Director.

     Name and Age                               Position and Offices Held
     ------------                               -------------------------
     Michel Eydoux (53)                         Chairman and Director
     Martine Billeaud (58)                      Director
     Olivier Meisel (40)                        President and Director
     John D. Powers (52)                        Secretary
     Donald J. Puglisi (58)                     Independent Director
     Sady Karet (49)                            Treasurer and Director
     Thomas Clyne (47)                          Chief Financial Officer
     Diana E. Mitchell (48)                     Assistant Secretary

The following is a summary of the experience of the executive officers and directors of the Company:

Michel Eydoux is currently Head of Treasury for Asset and Liability Management of BNP PARIBAS, and a member of the Executive Committee for Corporate and Investment Banking. Born in 1950, he graduated in 1973 from Ecole des Hautes Etudes Commerciales de Paris. He started his career with Banque Paribas, where he handled several assignments. In 1989, he was appointed Deputy General Manager for Paribas in Spain and in 1991,Head of ALM Treasury for Paribas. He has been appointed to his current assignment in 1999.

Martine Billeaud is in charge of the Bank's medium and long term funding activities related to Asset and Liability Management. She was previously responsible for domestic treasury business. Ms. Billeaud was born in Choisy-le-Roi, France in 1945.

Olivier Meisel is in charge of the ALM Treasury activities for BNP Paribas North America. He began his career as a derivative trader in the Paris and London offices of Banque Paribas before joining the ALM Treasury Metier in 1997. His previous position was as Head of ALM Treasury in Japan. Mr. Meisel was born in Suresnes, France in 1963.

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

Item 14: Principal Accountant Fees and Schedules

Set forth below are the services rendered and related fees billed by PricewaterhouseCoopers for 2002 and 2003;

                                                         2003              2002
                                                      --------          --------
Audit Fees                                            $ 20,436          $ 16,500
----------                                            --------          --------
Financial Statement Audit                               20,964               ---
                                                      --------          --------
Regulatory Filings Review                               41,400            16,500
                                                      --------          --------

Audit Related Fees
-----------------
Tax Services                                            88,000            48,545
                                                      --------          --------

                                                      $129,400          $ 65,045
                                                      ========          ========

Item 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

                                      BNP U.S. FUNDING L.L.C.
                                      -----------------------
                                                     Registrant



Date: March 14, 2004                  By  /s/ Oliver Meisel
                                          -----------------------
                                           Olivier Meisel
                                           President and Director
Date: March 14, 2004                  By  /s/  Thomas Clyne
                                          ----------------------
                                           Thomas Clyne
                                           Chief Financial Officer and Director