Form 10-Q
period 2004-03-31
BNP US FUNDING LLC
filed 2004-05-14
CIK 1054659

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                      For the quarter ended March 31, 2004

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

         All outstanding shares of Common Stock were held by BNP PARIBAS at March 31, 2004.

         Number of Shares of Common Stock outstanding on March 31, 2004: 53,011


Part I                                                                                                                   Page
                                                                                                                        ------
Item 1.       Financial Statements

              Balance Sheets at March 31, 2004 (Unaudited) and December 31, 2003                                          3

              Statements of Income (Unaudited) for the Three Months Ended March 31, 2004 and March 31, 2003               4

              Statements of Comprehensive Income (Unaudited) for the Three Months Ended March 31, 2004
                     and March 31,2003                                                                                    5

              Statement of Changes in Redeemable Common Securities,
                     Preferred Securities and Securityholders' Equity (Unaudited) for the
                     Three Months Ended March 31, 2004                                                                    6

              Statements of Cash Flows (Unaudited) for the Three Months Ended
                     March 31, 2004 and March 31, 2003                                                                    7

              Notes to Financial Statements (Unaudited)                                                                   8

Item 2.       Management's Discussion and Analysis of Financial Condition
                     and Results of Operation                                                                            16

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                                 19

Item 4.       Controls and Procedures                                                                                    23

Part II
Item 1.       Legal Proceedings                                                                                          23

Item 2.       Changes in Securities, Use of the Proceeds and Issuer Purchases of Equity Securities                       23

Item 3.       Defaults upon Senior Securities                                                                            23

Item 4.       Submission of Matters to a Vote of Securityholders                                                         23

Item 5.       Other Information                                                                                          23

Item 6.       Exhibits and Current Reports on Form 8-K                                                                   23


Part I
Item 1.
FINANCIAL STATEMENTS


                       BNP U.S. FUNDING L.L.C.

                            BALANCE SHEETS
                (in thousands, except per share data)


                                                                       March 31, 2004      December 31, 2003
                                                                         (unaudited)           (audited)
                                                                      -----------------  ---------------------
ASSETS

Cash and cash equivalents                                             $         36,500   $             25,181

Investment securities (Notes 3 and 4)
Available-for-sale, at fair value                                            1,099,678              1,088,876

Receivable arising from payment for securities, pursuant
     to the application of SFAS 125, as replaced by
     SFAS 140 (Note 3)                                                          27,307                 30,663

Accounts receivable                                                                 97                     54

Accrued interest receivable                                                      7,656                  8,299
                                                                      -----------------  ---------------------


TOTAL ASSETS                                                          $      1,171,238   $          1,153,073
                                                                      =================  =====================

LIABILITIES

Accrued interest payable                                              $          1,032    $             2,719
Accrued expenses                                                                   360                    242
Other liabilities                                                              105,330                 94,598
                                                                      -----------------  ---------------------

TOTAL LIABILITIES                                                              106,722                 97,559
                                                                      -----------------  ---------------------

Redeemable common securities, par value and redeemable
     value $10,000 per security; 150,000 securities authorized,
     53,011 securities issued and outstanding (Note 5)                         530,110                530,110
Preferred securities, liquidation preference $10,000 per
     security; 150,000 securities authorized, 50,000 securities
     issued and outstanding                                                    500,000                500,000
Additional paid-in capital                                                         229                    229
Accumulated other comprehensive income                                          26,735                 22,969
Retained earnings                                                                7,442                  2,206
                                                                      -----------------  ---------------------

TOTAL REDEEMABLE COMMON SECURITIES,
     PREFERRED SECURITIES AND
     SECURITYHOLDERS' EQUITY                                                 1,064,516              1,055,514
                                                                      -----------------  ---------------------

TOTAL LIABILITIES AND TOTAL REDEEMABLE
     COMMON SECURITIES, PREFERRED
     SECURITIES AND SECURITYHOLDERS' EQUITY                           $      1,171,238   $          1,153,073
                                                                      =================  =====================


The accompanying Notes to Financial Statements are an integral part of these statements.

                            BNP U.S. FUNDING L.L.C.

                        STATEMENTS OF INCOME (UNAUDITED)
                      (in thousands, except per share data)


                                                 For the Three Months
                                                   Ended March 31,
                                               -------------------------
INTEREST INCOME                                   2004          2003
                                               -----------   -----------

Collateralized Mortgage Obligations:
     Floating-Rate REMICs                      $       34    $      130
     Fixed-Rate REMICs                                 29           473
Mortgage Backed Securities:
     Agency ARMs                                      109           240
     Agency Hybrid ARMs                               198           419
     Agency DUSs                                    1,272         1,312
Agency Debentures                                   4,299         4,211
Interest on deposits                                   65           102
                                               -----------   -----------

Total                                               6,006         6,887
                                               -----------   -----------

NONINTEREST EXPENSE

Other financial instrument                            453           304
Fees and expenses                                     317           332
                                               -----------   -----------
                                                      770           636
                                               -----------   -----------


NET INCOME APPLICABLE TO PREFERRED AND
     REDEEMABLE COMMON SECURITIES              $    5,236    $    6,251
                                               ===========   ===========

NET INCOME PER REDEEMABLE
     COMMON SECURITY                           $    98.77    $   117.92
                                               ===========   ===========













The accompanying Notes to Financial Statements are an integral part of these statements.

                          BNP U.S. FUNDING L.L.C.

                  STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                               (in thousands)


                                                                   For the Three Months
                                                                     Ended March 31,
                                                               -----------------------------
                                                                   2004            2003
                                                               ------------    -------------
NET INCOME                                                     $     5,236     $      6,251


OTHER COMPREHENSIVE INCOME

Net change in unrealized gain in fair value
     of available-for-sale securities that are not treated
     as collateral (Note 3) and that are not hedged by
     derivative instruments                                          3,766              486
                                                               ------------    -------------

TOTAL OTHER COMPREHENSIVE INCOME                                     3,766              486
                                                               ------------    -------------


COMPREHENSIVE INCOME                                           $     9,002     $      6,737
                                                               ============    =============







The accompanying Notes to Financial Statements are an integral part of these statements.

                                    BNP U.S. FUNDING L.L.C.

                        STATEMENT OF CHANGES IN REDEEMABLE COMMON SECURITIES,
                    PREFERRED SECURITIES AND SECURITYHOLDERS' EQUITY (UNAUDITED)
                                           (in thousands)



                                                           For the Three Months Ended March 31, 2004
                              -----------------------------------------------------------------------------------------------------
                                                                                                                      Total
                                                                                                                    Redeemable
                                                                              Accumulated                       Common Securities,
                                Redeemable                     Additional        Other                          Preferred Securities
                                  Common         Preferred      Paid-in      Comprehensive       Retained      and Securityholders'
                                Securities      Securities      Capital         Income           Earnings             Equity
                              ---------------  --------------  -----------   ---------------   --------------   -------------------
Balance at December 31, 2003         530,110         500,000          229            22,969            2,206             1,055,514

Net income                                                                                             5,236                 5,236
Other comprehensive income                                                            3,766                                  3,766
                              ---------------  --------------  -----------   ---------------   --------------   -------------------

Balance at March 31, 2004      $     530,110    $    500,000    $     229     $      26,735     $      7,442     $       1,064,516
                              ===============  ==============  ===========   ===============   ==============   ===================



The accompanying Notes to Financial Statements are an integral part of these statements.

                         BNP U.S. FUNDING L.L.C.

                  STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (in thousands)


                                                                             For the Three Months Ended March 31,
                                                                          -------------------------------------------
                                                                                 2004                   2003
                                                                          --------------------   --------------------
OPERATING ACTIVITIES

Net income                                                                 $            5,236     $            6,251
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Amortization                                                                         227                    312
     Loss on other financial instrument                                                   453                    304
     (Gain) loss on hedge activity                                                       (181)                    29
Changes in assets and liabilities:
     Interest receivable                                                                  647                    677
     Accounts receivable                                                                  (43)                   225
     Accrued expenses                                                                     115                    (58)
     Accrued interest payable                                                          (1,687)                (1,597)
                                                                          --------------------   --------------------
Net cash provided by operating activities                                               4,767                  6,143
                                                                          --------------------   --------------------

INVESTING ACTIVITIES

Purchase of investment securities:
     Agency DUSs                                                                            -                (27,090)
     Agency Debentures                                                                      -                (20,038)
Proceeds from principal payments of securities
  available-for-sale, not treated as collateral                                         3,255                  8,710
Proceeds from principal payments of securities
  available-for-sale, treated as collateral                                             3,297                 18,580
                                                                          --------------------   --------------------
Net cash provided by (used in) investing activities                                     6,552                (19,838)
                                                                          --------------------   --------------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   11,319                (13,695)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         25,181                 40,180
                                                                          --------------------   --------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $           36,500     $         $ 26,485
                                                                          ====================   ====================

NONCASH FINANCING AND INVESTING ACTIVITIES

Decrease in receivable arising from payment for securities, pursuant
  to the application of SFAS 125, as replaced by SFAS 140 (Note 3)                    $ 3,356               $ 18,683


The accompanying Notes to Financial Statements are an integral part of these statements.

FORWARD LOOKING DISCLOSURE STATEMENT

From time to time, the Company may publish, verbally or in written form, forward-looking statements relating to such matters as anticipated financial performance, economic conditions, interest rate levels, investment prospects and similar matters. In fact, this quarterly report on Form 10-Q (or any other periodic reporting documents required by the Securities Exchange Act of 1934 Act, as amended (the "Exchange Act")) may contain forward-looking statements reflecting the current views of the Company concerning potential future events or developments. The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements. In order to comply with the terms of the "safe harbor," the Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties which may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: uncertainties relating to economic conditions and interest rate levels, and uncertainties relating to government and regulatory policies. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made.

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

The Company entered into a services agreement (the "Services Agreement") with the Branch on December 5, 1997, pursuant to which the Branch maintains the securities portfolio of the Company (the "Portfolio") and performs other administrative functions. The Company has no employees. All of the Company's officers are officers or employees of the Branch or the Bank or their affiliates. The securities in the Portfolio are held by Citibank N.A., acting as trustee (the "Trustee") under the trust agreement between the Company and Citibank N.A. dated December 1, 1997 (the "Trust Agreement").

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

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENT SECURITIES

Investments in debt securities are classified as available-for-sale (recorded on trade-date basis) and are carried at fair value. The debt securities can be categorized as hedged or non-hedged securities. Fair values of non-hedged debt securities are based upon quoted market prices. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statements of Income, pursuant to application of SFAS 133, (see below, "Accounting for Derivatives and Hedging Activities"). Unrealized gains and losses on the non-hedged securities are reported as a component of "Other Comprehensive Income". The hedged securities are generally valued using discounted cash flows in a yield-curve model based upon LIBOR.

Interest on securities is included in interest income and is recognized using the interest method. Premiums and discounts are amortized in a manner that approximates the constant yield method.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and short-term deposits with original maturities of three months or less.

DIVIDENDS

Dividends on the Series A Preferred Securities, when, as and if declared by the Company's Board of Directors, are payable semi-annually in arrears on a non-cumulative basis on the fifth day of June and December of each year, commencing June 5, 1998, at a rate per annum of 7.738% of the liquidation preference through and including December 5, 2007. Thereafter, dividends, when, as and if declared by the Company's Board of Directors, will be payable quarterly in arrears on the third Wednesday of March, June, September, and December of each year and will be calculated on a weekly basis in each quarter at a rate per annum of the liquidation preference equal to 2.8% per annum above one-week LIBOR for the week concerned as determined on the related LIBOR Determination Date. Holders of Common Securities are entitled to receive dividends when, as and if declared by the Company's Board of Directors out of the Company's net income not required to be applied to fund dividends with respect to the Series A Preferred Securities. Dividends to the Preferred Securityholders may be paid out of (i) net income, determined without regard to capital gains or losses, or (ii) amounts contributed by the Bank or the Branch to the Company's capital. As of March 31, 2004, the Branch has contributed a total of $16,000,000 of additional paid-in capital, which was used to facilitate the semi-annual payments of dividends to the holders of the Series A Preferred Securities.


To date, the Company has declared and paid dividends as follows:



Security                                 Amount                  Date Paid
-----------------------------         ------------           -----------------
Series A Preferred Securities         $ 19,345,000           June 5, 1998
Common Securities                     $  5,347,365           June 22, 1998
Series A Preferred Securities         $ 19,345,000           December 5, 1998
Common Securities                     $  8,787,127           December 15, 1998
Series A Preferred Securities         $ 19,345,000           June 5, 1999
Common Securities                     $  8,454,284           June 15, 1999
Series A Preferred Securities         $ 19,345,000           December 5, 1999
Common Securities                     $ 10,352,672           December 15, 1999
Series A Preferred Securities         $ 19,345,000           June 5, 2000
Common Securities                     $ 12,508,486           June 19, 2000
Series A Preferred Securities         $ 19,345,000           December 5, 2000
Common Securities                     $ 14,792,297           December 19, 2000
Series A Preferred Securities         $ 19,345,000           June 5, 2001
Common Securities                     $ 10,718,708           June 19, 2001
Series A Preferred Securities         $ 19,345,000           December 5, 2001
Series A Preferred Securities         $ 19,345,000           June 5, 2002
Series A Preferred Securities         $ 19,345,000           December 5, 2002
Series A Preferred Securities         $ 19,345,000           June 5, 2003
Series A Preferred Securities         $ 19,345,000           December 5, 2003


If the Bank's financial condition were to deteriorate with the consequence that a Shift Event (as defined below) were to occur, substantially all of the Common Securities would be redeemed automatically without prior redemption of the Series A Preferred Securities and dividends payable on each Series A Preferred Security could be substantially reduced or completely eliminated. In addition, if the Bank's Tier 1 risk-based capital ratio were to decline below the minimum percentage required by French banking regulations (currently 4%), the Company would pay a special dividend consisting of all of the Company's net assets (other than assets having a total market value of approximately $40,000,000) to the Branch as holder of the Common Securities.

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

The Company has made an assessment of all its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at March 31, 2004. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

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

The Company has not sold or repledged the collateral; the securities within the Initial Portfolio mature or prepay over time. As they do, the Company recognizes the cash proceeds as a reduction in the receivable arising from payment for securities. The collateral at March 31, 2004 and December 31, 2003 is reported in Note 4 below.

NOTE 4--INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale securities were as follows based on management's prepayment assumptions (in thousands):

March 31, 2004
--------------
                                                                    Gross Unrealized     Gross Unrealized
Non-Collateral                                   Amortized Cost            Gains               Losses         Fair Value
-------------                                   --------------      ---------------      ---------------    -------------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                             $      721         $       17            $   ---         $      738
   Fixed-Rate REMICs                                    10,000              1,362                ---             11,362
Mortgage Backed Securities:
   Agency ARMs                                           4,364                 42                 12              4,394
   Agency Hybrid ARMs                                    8,361                170                  6              8,525
   Agency DUSs                                         438,485             55,568                ---            494,053
Agency Debentures                                      506,088             74,518                ---            580,606
                                                    ----------         ----------         ----------         ----------
      Total Non-Collateral                          $  968,019         $  131,677         $       18         $1,099,678
                                                    ----------         ----------         ----------         ----------
Collateral
----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                             $    9,092         $      ---         $       77         $    9,015
   Fixed-Rate REMICs                                       ---                ---                ---                ---
Mortgage Backed Securities:
   Agency ARMs                                           6,898                171                  2              7,067
   Agency Hybrid ARMs                                   11,317                252                 46             11,523
   Agency DUSs                                             ---                ---                ---                ---
Agency Debentures                                          ---                ---                ---                ---
                                                    ----------         ----------         ----------         ----------
      Total Collateral                              $   27,307         $      423         $      125         $   27,605
                                                    ----------         ----------         ----------         ----------
March 31, 2004 Total Portfolio                      $  995,326         $  132,100         $      143         $1,127,283
------------------------------                      ==========         ==========         ==========         ==========


December 31, 2003
-----------------
                                                                    Gross Unrealized     Gross Unrealized
Non-Collateral                                   Amortized Cost            Gains               Losses         Fair Value
-------------                                   --------------      ---------------      ---------------    -------------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                             $      797               $---         $        8         $      789
   Fixed-Rate REMICs                                    10,000              1,276                ---             11,276
Mortgage Backed Securities:
   Agency ARMs                                           5,071                  6                 18              5,059
   Agency Hybrid ARMs                                    9,442                182                 15              9,609
   Agency DUSs                                         439,905             50,006                ---            489,911
Agency Debentures                                      506,230             66,002                ---            572,232
                                                    ----------         ----------         ----------         ----------
      Total Non-Collateral                          $  971,445         $  117,472         $       41         $1,088,876
                                                    ----------         ----------         ----------         ----------
Collateral
----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                             $   10,673         $      ---         $      117         $   10,556
   Fixed-Rate REMICs                                       298                ---                ---                298
Mortgage Backed Securities:
   Agency ARMs                                           7,347                138                  3              7,482
   Agency Hybrid ARMs                                   12,345                255                 42             12,558
   Agency DUSs                                             ---                ---                ---                ---
Agency Debentures                                          ---                ---                ---                ---
      Total Collateral                              $   30,663         $      393         $      162         $   30,894
                                                    ----------         ----------         ----------         ----------
December 31, 2003 Total Portfolio                   $1,002,108         $  117,865         $      203         $1,119,770
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

March 31, 2004
--------------

                                                   Due in 1 year       Due after 1       Due after 5      Due after 10
Non-Collateral                                        or less        through 5 years   through 10 years      years         Total
-------------                                     --------------    ----------------  -----------------   -----------   ------------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                            $      ---          $      721      $       ---      $      ---      $      721
   Fixed-Rate REMICs                                      ---              10,000              ---             ---          10,000

Mortgage Backed Securities:
   Agency ARMs                                            554               3,810              ---             ---           4,364
   Agency Hybrid ARMs                                   1,100               5,837              458             966           8,361
   Agency DUSs                                            ---             407,059           31,426             ---         438,485
Agency Debentures                                         ---             506,088              ---             ---         506,088
                                                   ----------          ----------       ----------      ----------      ----------
      Total Non-Collateral                         $    1,654          $  933,515       $   31,884      $      966      $  968,019
                                                   ----------          ----------       ----------      ----------      ----------

Collateral
----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                            $    2,677          $    6,415       $      ---      $      ---      $    9,092
   Fixed-Rate REMICs                                      ---                 ---              ---             ---             ---
Mortgage Backed Securities:
   Agency ARMs                                            ---               4,961              ---           1,937           6,898
   Agency Hybrid ARMs                                     ---               5,518            3,421           2,378          11,317
   Agency DUSs                                            ---                 ---              ---             ---             ---
Agency Debentures
                                                          ---                 ---              ---             ---             ---
                                                   ----------          ----------       ----------      ----------      ----------
      Total Collateral                             $    2,677          $   16,894       $    3,421      $    4,315      $   27,307
                                                   ----------          ----------       ----------      ----------      ----------
March 31, 2004 Total Portfolio                     $    4,331          $  950,409       $   35,305      $    5,281      $  995,326
------------------------------                     ==========          ==========       ==========      ==========      ==========
December 31, 2003
-----------------

                                                   Due in 1 year       Due after 1       Due after 5      Due after 10
Non-Collateral                                        or less        through 5 years   through 10 years      years         Total
-------------                                     --------------    ----------------  -----------------   -----------   ------------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                            $      ---          $      797      $       ---      $      ---      $      797
   Fixed-Rate REMICs                                      ---              10,000              ---             ---          10,000
Mortgage Backed Securities:
   Agency ARMs                                          1,978               3,093              ---             ---           5,071
   Agency Hybrid ARMs                                     979               8,463              ---             ---           9,442
   Agency DUSs                                            ---             371,653           68,252             ---         439,905
Agency Debentures                                         ---             506,230              ---             ---         506,230
                                                   ----------          ----------       ----------      ----------      ----------
      Total Non-Collateral                         $    2,957          $  900,236       $   68,252      $      ---      $  971,445
                                                   ----------          ----------       ----------      ----------      ----------
Collateral
----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                            $    3,387          $    6,064       $    1,222      $      ---      $   10,673
   Fixed-Rate REMICs                                      298                 ---              ---             ---             298
Mortgage Backed Securities:
   Agency ARMs                                            125               5,355              246           1,621           7,347
   Agency Hybrid ARMs                                     180               8,040            4,125             ---          12,345
   Agency DUSs                                            ---                 ---              ---             ---             ---
Agency Debentures                                         ---                 ---              ---             ---             ---
                                                   ----------          ----------       ----------      ----------      ----------
      Total Collateral                             $    3,990          $   19,459       $    5,593      $    1,621      $   30,663
                                                   ----------          ----------       ----------      ----------      ----------
December 31, 2003 Total Portfolio                  $    6,947          $  919,695       $   73,845      $    1,621      $1,002,108
---------------------------------                  ==========          ==========       ==========      ==========      ==========


The breakdown of the Company's available-for-sale securities by category and yield, before the result of hedges, is summarized below:

                                                     Due after 1    Due after 5
                                    Due in 1 year     through 5      through 10     Due after 10                    Yield after
March 31, 2004                         or less          years          years           years           Total          Hedging
--------------                      -------------    -----------    ------------    ------------     --------       ------------
Collateralized Mortgage
Obligations:
   Floating-Rate REMICs                  1.12%          1.38             ---%            ---%           1.31%           1.31%
   Fixed-Rate REMICs                      ---           6.74             ---             ---            6.76            1.15
Mortgage Backed Securities:
   Agency ARMs                           2.30           3.94             ---            3.42            3.77            3.77
   Agency Hybrid ARMs                    4.41           3.94            3.37            4.30            3.91            3.91
   Agency DUSs                            ---           6.45            6.36             ---            6.44            1.16
Agency Debentures                         ---           6.00             ---             ---            6.00            3.40
                                      -------         ------          ------          ------          ------          ------
     Total                               2.14%          6.15%           6.02%           3.97%           6.11%           2.38%
                                      =======         ======          ======          ======          ======          ======
December 31, 2003
-----------------
Collateralized Mortgage
Obligations:
   Floating-Rate REMICs                  2.33%          1.59%            ---%            ---%           2.02%           2.02%
   Fixed-Rate REMICs                     6.50           6.74             ---             ---            6.61            4.19
Mortgage Backed Securities:
   Agency ARMs                           4.30           4.10            3.49            3.38            4.07            4.07
   Agency Hybrid ARMs                    5.25           4.47             ---             ---            4.35            4.35
   Agency DUSs                            ---           6.45            6.23             ---            6.41            1.34
Agency Debentures                         ---           5.98             ---             ---            5.98            3.40
                                      -------         ------          ------          ------          ------          ------
     Total                               4.84%          6.09%           6.00%           3.38%           6.03%           2.60%
                                      =======         ======          ======          ======          ======          ======

NOTE 5--REDEEMABLE COMMON SECURITIES AND PREFERRED SECURITIES

REDEEMABLE COMMON SECURITIES

General

The Company is authorized to issue up to 150,000 Common Securities; as of March 31, 2004 and December 31, 2003, the Company had outstanding 53,011 Common Securities, all of which were held by the Branch. The Bank has agreed with the Company in the Contingent Support Agreement that, so long as any Series A Preferred Securities are outstanding, it will maintain direct or indirect ownership of 100% of the outstanding Common Securities.

Dividends

Holders of Common Securities are entitled to receive dividends when, as and if declared by the Company's Board of Directors out of the Company's net income not required to be applied to fund dividends with respect to the Series A Preferred Securities; provided that so long as any Series A Preferred Securities are outstanding, no dividends or other distributions (including redemptions and purchases) may be made with respect to the Common Securities unless full dividends on all Series A Preferred Securities have been paid for the current and the two immediately preceding Dividend Periods (except during a Shift Period if the Bank does not distribute dividends on its common stock). Dividends to the Preferred Securityholders may be paid out of (i) net income, determined without regard to capital gains or losses, or (ii) amounts contributed by the Bank or the Branch to the Company's capital. As of March 31, 2004, the Branch has contributed a total of $16,000,000 of additional paid-in capital, which was used to facilitate the semi-annual payments of dividends to the holders of the Series A Preferred Securities.

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

PREFERRED SECURITIES

The Series A Preferred Securities will not be redeemable prior to December 5, 2007. On or after December 5, 2007, the Series A Preferred Securities will be redeemable at the option of the Company, in whole or in part, at a redemption price of $10,000 per security. Prior to December 5, 2007, the Company will also have the right to redeem the Series A Preferred Securities upon the occurrence of a Regulatory Event, which is defined as either a Change of Capital Event or a Tax Event, for a redemption price equal to the higher of $10,000 per security or a Make-Whole Amount per security. A "Change of Capital Event" means a notification to the Bank by the French Banking Commission (Commission Bancaire) of its determination that the Series A Preferred Securities do not constitute Tier 1 capital of BNP PARIBAS on a consolidated basis for purposes of the application of French banking regulations. A "Tax Event" means the receipt by the Company of an opinion of a nationally recognised law firm that there is more than an insubstantial risk that (i) the Company is, or will be subject to more than a de minimis amount of additional taxes, duties or other governmental charges or civil claims or (ii) the payments on the Series A Preferred Securities will not be respected as payments to Series A Preferred Securities for tax purposes, and, as a result, the bank is or will be subject to more than a de minimis amount of additional taxes, duties, governmental charges or civil claims. The "Make-Whole Amount" consists of the present value of the liquidation preference of the Series A Preferred Securities at December 5, 2007 together with the present values of scheduled noncumulative dividend payments from the Regulatory Event Redemption Date to December 5, 2007.

NOTE 6-- RELATED PARTY TRANSACTIONS

The Company entered into a Services Agreement with the Branch on December 5, 1997 pursuant to which the Branch manages the securities portfolio of the Company and performs other administrative functions. Expenses incurred under such Agreement were $203,876 and $241,941 for the three months ended March 31, 2004 and 2003, respectively. Under a specific allocation methodology, the costs of personnel servicing the Company is based on actual man-hours devoted to the activities of the Company and remains at arms length.

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

NOTE 7--FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of securities at March 31, 2004 and December 31, 2003 were obtained from independent market sources and are summarized in Note 4. The carrying values of securities, as shown in Note 4, approximates their fair value. The fair value of the receivable arising from payment for securities, pursuant to the application of SFAS 125, as replaced by SFAS 140, was $27,604,839 and $30,893,778 at March 31, 2004 and December 31, 2003,
respectively.

The carrying value of cash and cash equivalents, accounts receivable, accrued interest receivable, accrued expenses, and accounts payable approximates fair value due to their short-term maturity of less than six months.

The fair value of the cross currency and interest rate swaps was $(105,330,064) and $(94,597,757) at March 31, 2004 and December 31, 2003, respectively, and are reflected in "Other liabilities".

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

The fair value of the hedging instruments was $(104,533,781) and $(94,253,884) at March 31, 2004 and December 31, 2003, respectively, and has been recorded in "Other liabilities". It has been offset, except for the ineffective portion of the hedge, by the revaluation of the respective hedged investment securities. The fair value of the hedging instruments does not include accrued interest receivable and payable, which are shown separately on the balance sheet. For the three months ended March 31, 2004, the Company recognized a gain of $180,955 in earnings related to the ineffective portion of fair value hedges. The Company also recognized a loss of $(452,950) in current year's earnings related to a cross currency swap that no longer qualified as a fair value hedging instrument.

Cash Flow Hedges

For the three months ended March 31, 2004 and March 31, 2003, the Company did not enter into cash flow hedge transactions and it is not the intention of the Company to use interest rate swaps to convert floating rate financial instruments to fixed rate financial instruments as part of a cash flow hedge strategy.

At March 31, 2004 and December 31, 2003, the Company had outstanding interest rate and cross currency swap agreements with a notional principal amount of $737,886,942 and $739,305,189, respectively.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Overview

The Company believes the factor having the greatest impact on revenues is the sustained low interest rate environment. The decrease in revenue is mainly due to an increase in net swap expense where its floating rate component has generated less income due to the decrease of interest rates. This has been offset by an increase in interest on the securities. During 2003, the Company began reinvesting prepayments mainly into fixed-rate securities.

The following discussion pertains to the three months ended March 31, 2004, and March 31, 2003 (the "2004 Period" and the "2003 Period", respectively).

For the 2004 Period and 2003 Period, the Company had revenues of $6,005,545 and $6,886,906, respectively. These amounts consisted of interest income on the investment securities, the unrealized gain/loss on hedged securities and derivatives used as hedging instruments, and interest on deposits.

For the 2004 Period and 2003 Period, interest on the securities in the Portfolio amounted to $12,326,457, and $11,970,537, respectively, representing an aggregate yield of 6.11% and 5.95%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows (yield based on average amortized cost):

                                    2004                           2003
                          ------------------------     ------------------------
Floating-Rate REMICs....  $      33,914      1.31%     $     129,580      2.30%
Fixed-Rate REMICs.......  $     169,104      6.76%     $     606,983      6.57%
Agency ARMs.............  $     108,967      3.77%     $     239,752      4.48%
Agency Hybrid ARMs......  $     197,979      3.91%     $     419,037      4.95%
Agency DUS..............  $   7,071,208      6.44%     $   5,868,197      6.28%
Agency Debentures.......  $   4,745,285      6.00%     $   4,706,988      5.95%


The yield on Agency Debentures is based on U.S. dollar denominated securities which excludes the Japanese Yen denominated securities.

During the 2004 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICs were approximately 1.16%, 3.40% and 1.15%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities. During the 2003 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICS were approximately 1.40%, 3.33% and 5.12%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities.

The average amortized cost of the Portfolio during the 2004 Period and 2003 Period was $997,292,946 and $995,300,406, respectively. This reflects the following prepayments and reinvestments:

PREPAYMENTS                                2004                  2003
-----------------------             ------------------    ------------------
Floating-Rate REMICs............        $ 1,642,174           $  3,387,183
Fixed-Rate REMICs...............        $   298,027           $ 13,572,384
Agency ARMs.....................        $ 1,135,209           $  4,741,166
Agency Hybrid ARMs..............        $ 2,058,420           $  4,534,169
Agency DUS......................        $ 1,418,248           $  1,054,488
Agency Debentures...............        $       ---           $        ---


REINVESTMENTS                              2004                  2003
-----------------------             ------------------    ------------------
Floating-Rate REMICs............        $       ---           $        ---
Fixed-Rate REMICs...............        $       ---           $ 10,000,000
Agency ARMs.....................        $       ---           $        ---
Agency Hybrid ARMs..............        $       ---           $        ---
Agency DUS......................        $       ---           $        ---
Agency Debentures...............        $       ---           $ 20,038,400


The Company also recorded interest income from short-term investments for the 2004 Period and 2003 Period of $65,226 and $102,368, respectively. These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio, (ii) prepayments of principal pending their reinvestment and
(iii) short-term investments classified as cash equivalents.

As of March 31, 2004 and 2003, as calculated by aggregate amortized cost, approximately 49.15% and 49.68%, respectively, of the Portfolio consisted of collateralized mortgage obligations (Floating-Rate REMICs and Fixed-Rate REMICs) and mortgage backed securities (Agency ARMs, Agency Hybrid ARMs and Agency
DUSs), and approximately 50.85% and 50.32%, respectively, consisted of Agency Debentures. As of March 31, 2004 and 2003, floating rate securities accounted for approximately 4.09% and 7.54%, respectively, of the Portfolio's collateralized mortgage obligations and mortgage backed securities. In addition, a significant portion of the Agency Debentures and the Agency DUSs are hedged so that in all but one case, the fixed interest rates received on the bonds are converted into prevailing floating rates.

The aggregate market value of the securities in the Portfolio as of March 31, 2004 and 2003 was higher than the amortized cost by approximately 13.26% and 11.48%, respectively, due to a net decrease in interest rates from the time of their original purchase. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statements of Income, pursuant to application of SFAS 133 (Note 2). Unrealized gains and losses on the non-hedged securities are reported as a component of Other Comprehensive Income.

Operating expenses for the 2004 Period and 2003 Period totaled $316,604 and $332,042, respectively. Operating expenses consisted largely of fees paid to the Branch under the Services Agreement, fees to Citibank as Trustee, consulting fees and audit fees. The cost of Branch personnel servicing the Company is based on actual man-hours devoted to the activities of the Company and remains at arms length. Expenses incurred under the Services Agreement for the 2004 and 2003 Period totaled $203,876 and $241,941, respectively.

The Company's net income for the 2004 Period and 2003 Period was $5,235,993 and $6,250,803, respectively.

Investment Income

The interest income on the investment securities includes interest income on the remaining securities in the Initial Portfolio, which are considered to be collateral held by the Company and which are no longer recognized on the balance sheet pursuant to guidance in Statement of Financial Accounting Standards No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS 125", which modified SFAS 125 in this respect, as explained in Note 3 to the financial statements. The receivable for the consideration paid to the Branch for the Initial Portfolio is recognized on the balance sheet and is an asset of similar size as the remaining securities in the Initial Portfolio. The balance sheet presentation results from compliance with SFAS 140 but does not reflect the economic substance of the transaction, as further explained in the section on the application of SFAS 125, as replaced by SFAS 140, below. For all economic intent and purposes, the securities in the Initial Portfolio are owned by the Company and managed as any other investment security, with related revenues belonging to the Company and recorded as such in the income statements.

Receivable Arising from Payment for Securities

Due to the potential consequences of a Shift Event (as defined in Item 8 Note 2 herein), the Company's purchase of the Initial Portfolio (as defined in Item 1 herein) from the Branch did not meet certain SFAS 125, as replaced by SFAS 140, sale accounting requirements. Accordingly, the Company recorded at December 5, 1997 a receivable for the consideration paid to the Branch for the Initial Portfolio treated as collateral. As a legal and economic matter, however, there is no such receivable since (a) neither the Bank nor the Branch has any obligation to repay any part of the purchase price for the Initial Portfolio or to repurchase or redeem any of the securities included therein, and (b) the Company has no obligation to return any of such securities to the Bank or the Branch (except in the limited circumstances and to the extent that the occurrence of a Shift Event under the Charter would require the transfer of any assets held by the Company at the time). As the securities in the Initial Portfolio are paid, the receivable will be deemed to be realized by an amount corresponding to the amount of the payments received. At March 31, 2004 and December 31, 2003, the receivable arising from payment for securities amounted to $27,307,014 and $30,662,719, respectively. The decrease in the amount of such receivable between the two dates reflects the prepayment of securities in the Initial Portfolio. The Company recognized the cash proceeds of such prepayments as a reduction in the receivable. Such decreases in the receivable did not affect the Company's results of operations or cash flow. Disclosures required under SFAS 125, as replaced by SFAS 140, are included in Note 3.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments. The Company's sole liquidity needs are to acquire reinvestment securities as original securities repay or prepay and to pay dividends on the Series A Preferred Securities. The acquisition of reinvestment securities is funded with the proceeds of principal repayments or prepayments on original securities, and the payments of dividends on the Series A Preferred Securities are funded through interest income from the securities in the Portfolio. The low interest rate environment has adversely affected the Company's income. The Company has not declared dividends on the Common Securities since June 2001 in order to retain earnings available for the payment of dividends to the holders of the Series A Preferred Securities. Dividends to the Preferred Securityholders may be paid out of (i) net income, determined without regard to capital gains or losses, or (ii) amounts contributed by the Bank or the Branch to the Company's capital. As of March 31, 2004, the Branch has contributed a total of $16,000,000 of additional paid-in capital, which was used to facilitate the semi-annual payments of dividends to the holders of the Series A Preferred Securities.

Based on 2004 projected earnings, the Company may require an additional cash contribution from the Branch to ensure payment of preferred dividends. The Company cannot make any assurances that further decreases in interest rates or a sustained low interest rate environment will not have a further adverse effect on the Company's income.

BNP PARIBAS Group's total and Tier 1 risk-based capital ratios at March 31, 2004 were 12.2% and 8.9%, and at December 31, 2003 were 12.9% and 9.4%, which are well above the minimum standards required by French banking regulations, currently 8% for total risk-based capital and 4% for Tier 1 risk-based capital. A "Shift Event" would occur if BNP PARIBAS' risk-based capital fell below these minimum standards of 8% and 4%, respectively. See Note 2 of the attached financial statements for a detailed explanation of "Shift Events".

Critical Accounting Policies

Management believes its critical accounting policies relate to recognition and valuation of financial instruments, as further defined in Item 1, Note 2.

Accounting and Reporting Developments

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's Balance Sheet or Statement of Income.

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not anticipate SFAS 149 having a material impact on our Balance Sheet or Statement of Income.

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


The Company has made an assessment of all its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at March 31, 2004. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.


All of the Company's outstanding hedging transactions are fair value hedges. For the three months ended March 31, 2004 and 2003, the Company recognized gain and loss of $180,955 and $(29,345), respectively, in earnings related to the ineffective portion of fair value hedges. The fair value of these hedging instruments was $(104,533,241) and $(94,253,884) at March 31, 2004 and December 31, 2003, respectively, and has been recorded in "Other liabilities". It has been offset, except for the ineffective portion of the hedge, by the revaluation of the respective hedged investment securities. The fair value of the hedging instruments does not include accrued interest receivable and payable, which are shown separately on the balance sheet.

For a further discussion on derivative instruments and hedging activities, see
Note 8 to the financial statements.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The Company's principal market risk exposure is to changes in interest rates. This exposure arises from its investments in collateralized mortgage obligations, mortgage-backed securities, agency debentures, agency DUSs and certain derivative instruments used by the Company to modify interest rate exposure.

The outstanding principal amount and estimated fair value as of March 31, 2004, by each category of investment, is depicted in Item 1.

Interest Rate Risk

The Company's income consists primarily of interest payments on collateralized mortgage obligations, mortgage-backed securities, agency debentures and agency DUSs. Currently, the Company uses derivative products to manage a portion of its interest rate risk.

For the quarter ended March 31, 2004, the interest rate environment remained at a low level. This situation continues to affect the Company's income through the floating rate component of the portfolio (floating-rate securities and fixed-rate securities converted to floating-rate instruments through interest rate swaps). This situation will prevail as long as interest rates remain low.

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

The Company is a party to thirty interest rate swaps and six cross currency swaps with BNP PARIBAS, as set out in the table below. In all but one of these swaps, the Company pays a fixed coupon and receives floating rate payments on the notional balances. The notional amount of each swap is tied to the outstanding principal of the securities they hedge. The maturity dates of the swaps reflect the maturity of these securities. However, the maturity date maybe earlier due to prepayments on some of these securities.


                                                                                                 Fair Value at
                                                                                               March 31, 2004 (in   Notional Balance
   Value Date           Maturity Date        Fixed Rate               Receive Rate                    000's)           (in 000's)
-------------------   ------------------    ------------      ----------------------------    --------------------  ----------------
November 25, 1998       March 26, 2008        JPY 1.75            U.S. Three Month LIBOR          $   (8,212)         $   42,000
                                                                  Plus Six Basis Points

November 25, 1998       October 9, 2007       JPY 2.125           U.S. Three Month LIBOR             (13,176)             58,000
                                                                  Plus Six Basis Points

November 25, 1998       August 25, 2008       U.S. 6.15           U.S. One Month LIBOR                (2,360)             18,595
                                                                  Plus Five Basis Points

February 11, 1999       March 14, 2007        U.S. 6.80           U.S. Three Month LIBOR              (6,311)             50,000
                                                                  Minus Two Basis Points

February 12, 1999       March 5, 2007         U.S. 6.68           U.S. Three Month LIBOR              (6,456)             50,000
                                                                  Minus Two Basis Points

February 25, 1999       February 25, 2009     U.S. 5.95           U.S. One Month LIBOR                (2,521)             20,228
                                                                  Plus Three Basis Points

March 29, 1999          October 9, 2007       JPY 2.125           U.S. Three Month LIBOR              (5,832)             30,000
                                                                  Minus Two and Half
                                                                  Basis Points

April 6, 1999           October 9, 2007       JPY 2.125           U.S. Three Month LIBOR              (6,040)             26,400
                                                                  Minus One Basis Point

May 25, 1999            May 25, 2009          U.S. 6.23           U.S. One Month LIBOR                (1,764)             12,180
                                                                  Plus One and Half Basis
                                                                  Points

June 25, 1999           June 25, 2009         U.S. 6.06           U.S. One Month LIBOR                (3,370)             25,458
                                                                  Plus Three and Half
                                                                  Basis Points

July 1, 1999            June 25, 2009         U.S. 6.39           U.S. One Month LIBOR                (2,273)             15,341
                                                                  Plus Three and Half
                                                                  Basis Points

September 27, 1999      March 25, 2008        U.S. 6.29           U.S. One Month LIBOR                (5,348)             41,975
                                                                  Plus Five Basis Points

September 27, 1999      March 25, 2009        U.S. 5.858          U.S. One Month LIBOR                (3,331)             27,533
                                                                  Plus Four Basis Points

November 26, 1999       April 25, 2009        U.S. 6.04           U.S. One Month LIBOR                (1,957)             15,085
                                                                  Plus Four Basis Points

June 26, 2000           October 1, 2007       U.S. 6.68           U.S. One Month LIBOR                (1,082)              8,097
                                                                  Plus One and Half Basis
                                                                  Points

June 26, 2000           October 1, 2008       U.S. 6.26           U.S. One Month LIBOR                (1,227)              9,089

August 1, 2000          December 1, 2007      U.S. 6.42           U.S. One Month LIBOR                  (930)              7,000

August 1, 2000          October 1, 2006       U.S. 7.20           U.S. One Month LIBOR                (3,581)             28,657
                                                                  Minus Two Basis Points

October 2, 2000         June 1, 2007          U.S. 7.007          U.S. One Month LIBOR                  (965)              6,979
                                                                  Minus Two Basis Points

October 2, 2000         July 1, 2007          U.S. 7.405          U.S. One Month LIBOR                (1,155)              7,470
                                                                  Minus Two Basis Points

November 2, 2000        October 9, 2007       JPY 2.125           U.S. Three Month LIBOR              (1,580)             15,000
                                                                  Minus Two Basis Points

March 25, 2001          October 25, 2007      U.S. 6.94           U.S. One Month LIBOR                (1,242)              8,599
                                                                  Plus Two Basis Points

September 4, 2001       October 16, 2006      U.S. 7.20           U.S. One Month LIBOR                (2,368)             19,104
                                                                  Plus Two Basis Points

October 2, 2001         October 16, 2006      U.S. 7.20           U.S. One Month LIBOR                (1,172)              9,552
                                                                  Plus Seven Basis Points

January 2, 2002         October 16, 2006      U.S. 7.20           U.S. One Month LIBOR                (1,165)              9,552
                                                                  Plus Ten Basis Points

May 1, 2002             October 25, 2007      U.S. 6.63           U.S. One Month LIBOR                (1,204)              9,062
                                                                  Plus One Basis Point

May 3, 2002             August 25, 2007       U.S. 6.74           U.S. One Month LIBOR                (1,362)             10,000
                                                                  Plus One Basis Point

August 25, 2002         August 25, 2007       U.S. 4.90           U.S. One Month LIBOR                (2,003)             26,500
                                                                  Plus Five Basis Points

September 25, 2002      June 25, 2007         U.S. 7.007          U.S. One Month LIBOR                (1,635)             12,067
                                                                  Plus Seven Basis Points

October 25, 2002        May 25, 2006          U.S. 6.83           U.S. One Month LIBOR                  (909)              9,096
                                                                  Plus Seven Basis Points

March 21, 2003          February 25, 2009     U.S. 5.945          U.S. One Month LIBOR                (3,239)             26,660
                                                                  Plus Nine Basis Points

May 8, 2003             July 25, 2006         U.S. 7.239          U.S. One Month LIBOR                (1,245)             10,895
                                                                  Plus Seven Basis Points


August 1, 2003          April 1, 2008         U.S. 6.568          U.S. One Month LIBOR                (1,827)             12,950
                                                                  Plus Ten Basis Points

August 1, 2003          October 1, 2007       U.S. 6.812          U.S. One Month LIBOR                (3,370)             24,576
                                                                  Plus Ten Basis Points

October 9, 2003         October 1, 2007       U.S. 6.96           U.S. One Month LIBOR                (2,321)             16,187
                                                                  Plus Five Basis Points         ------------        -----------

Total Swaps- Fair Value Hedges                                                                   $  (104,533)        $   719,887
------------------------------                                                                   ------------        -----------

January 17, 2001        March 26, 2008        JPY 1.750           U.S. 5.80                             (797)             18,000
                                                                                                 ------------        -----------

Other Swap                                                                                       $      (797)        $    18,000
                                                                                                 ------------        -----------

Total Swap Portfolio (Other liabilities)                                                         $  (105,330)        $   737,887
                                                                                                 ============        ===========

The fair value of the swap portfolio was $(105,330,064) and $(94,597,757) at March 31, 2004 and December 31, 2003, respectively. The change in fair value was primarily due to changes in prevailing market interest rates.

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

The breakdown of the Company's available-for-sale securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below based on management's prepayment assumptions (see Note 4 under Item 1 for yield information) (actual maturities may differ from maturities shown below due to prepayments) (in thousands):



                                                        March  2004
                                                        -----------
                                         Due       Due                                              Due        Due
                                         In       after    Due after   Due after   Due after       After       After
Non-Collateral                          2004       2004       2005       2006         2007         2008        2009       Total
--------------                         -------   -------   --------    ----------  ----------    --------    --------  -----------
Fixed-Rate Instruments:
  Fixed-Rate REMICs..................  $  ---    $   ---   $    ---      $10,000    $     ---    $   ---      $  ---   $  10,000
  Agency DUS.........................     ---        ---     86,855      131,169      140,920     79,541         ---     438,485
  Agency Debentures .................     ---        ---        ---      354,490      151,598        ---         ---     506,088
                                       ------    -------   --------     --------    ---------    -------      ------   ---------
Total Fixed-Rate Instruments.........     ---        ---     86,855      495,659      292,518     79,541         ---     954,573
                                       ------    -------   --------     --------    ---------    -------      ------   ---------

Floating-Rate Instruments:
  Floating-Rate REMICs...............     ---        ---        721          ---          ---        ---         ---         721
  Agency ARMs........................     214        921      2,276          953          ---        ---         ---       4,364
  Agency Hybrid ARMs.................     664        602      1,578          765        3,328        ---       1,424       8,361
                                       ------    -------   --------     --------    ---------    -------      ------   ---------
Total Floating-Rate Instruments......     878      1,523      4,575        1,718        3,328        ---       1,424      13,446
                                       ------    -------   --------     --------    ---------    -------      ------   ---------

Total Non-Collateral                   $  878    $ 1,523   $ 91,430     $497,377    $ 295,846    $79,541      $1,424   $ 968,019
                                       ------    -------   --------     --------    ---------    -------      ------   ---------
Collateral
----------
Fixed-Rate Instruments:
  Fixed-Rate REMICs..................  $  ---    $   ---       $---     $    ---    $     ---    $   ---      $  ---   $     ---
  Agency DUS.........................     ---        ---        ---          ---          ---        ---         ---         ---
  Agency Debentures .................     ---        ---        ---          ---          ---        ---         ---         ---
Total Fixed-Rate Instruments.........     ---        ---        ---          ---          ---        ---         ---         ---

  Floating-Rate Instruments:
  Floating-Rate REMICs...............   2,677        473      5,942          ---          ---        ---         ---       9,092
  Agency ARMs........................     ---        256      1,832        1,830        1,043        ---       1,937       6,898
  Agency Hybrid ARMs.................     ---      3,942        ---        1,576          ---        ---       5,799      11,317
                                       ------    -------   --------     --------    ---------    -------      ------   ---------
Total Floating-Rate Instruments......   2,677      4,671      7,774        3,406        1,043        ---       7,736      27,307
                                       ------    -------   --------     --------    ---------    -------      ------   ---------

Total Collateral.....................  $2,677    $ 4,671   $  7,774     $  3,406    $   1,043    $   ---      $7,736   $  27,307
                                       ------    -------   --------     --------    ---------    -------      ------   ---------
March 31, 2004 Total Portfolio         $3,555    $ 6,194   $ 99,204     $500,783    $ 296,889    $79,541      $9,160   $ 995,326
                                       ======    =======   ========     ========    =========    =======      ======   =========



                                                     December 31, 2003
                                                     -----------------

                                         Due       Due                                              Due        Due
                                         In       after    Due after   Due after   Due after       After       After
Non-Collateral                          2003       2003       2004       2005         2006         2007        2008       Total
--------------                         -------   -------   --------    ----------  ----------    --------    --------  -----------
Fixed-Rate Instruments:
Fixed-Rate Instruments:
  Fixed-Rate REMICs..................  $  ---    $   ---   $    ---     $ 10,000    $     ---    $   ---      $  ---  $   10,000
  Agency DUS.........................     ---        ---    111,830      106,861      152,963     68,251         ---     439,905
  Agency Debentures .................     ---        ---    109,974      335,760       60,496        ---         ---     506,230
                                       ------    -------   --------     --------    ---------    -------      ------  ----------
Total Fixed-Rate Instruments.........     ---        ---    221,804      452,621      213,459     68,251         ---     956,135
                                       ------    -------   --------     --------    ---------    -------      ------  ----------

Floating-Rate Instruments:
  Floating-Rate REMICs...............     ---        ---        797          ---          ---        ---         ---         797
  Agency ARMs........................   1,978      2,505        588          ---          ---        ---         ---       5,071
  Agency Hybrid ARMs.................     979      3,430        644          772        3,617        ---         ---       9,442
                                       ------    -------   --------     --------    ---------    -------      ------  ----------
Total Floating-Rate Instruments......   2,957      5,935      2,029          772        3,617        ---         ---      15,310
                                       ------    -------   --------     --------    ---------    -------      ------  ----------
Total Non-Collateral.................  $2,957    $ 5,935     $223,833   $ 453,393   $ 217,076    $68,251      $  ---  $  971,445
                                       ------    -------   --------     --------    ---------    -------      ------  ----------

Collateral
----------
Fixed-Rate Instruments:
  Fixed-Rate REMICs..................    $298    $   ---   $    ---     $    ---    $     ---    $   ---      $  ---  $      298
  Agency DUS.........................     ---        ---        ---          ---          ---        ---         ---         ---
  Agency Debentures .................     ---        ---        ---          ---          ---        ---         ---         ---
Total Fixed-Rate Instruments.........     298        ---        ---          ---          ---        ---         ---         298
                                       ------    -------   --------     --------    ---------    -------      ------  ----------
Floating-Rate Instruments:
  Floating-Rate REMICs...............   3,387        552      5,511          ---          ---      1,223         ---      10,673
  Agency ARMs........................     125      2,608        920        1,008          819        245      1,622        7,347
  Agency Hybrid ARMs.................     180      4,541        ---          ---        3,499      4,125         ---      12,345
                                       ------    -------   --------     --------    ---------    -------      ------  ----------
Total Floating-Rate Instruments......   3,692      7,701      6,431        1,008        4,318      5,593       1,622      30,365
                                       ------    -------   --------     --------    ---------    -------      ------  ----------

Total Collateral.....................  $3,990    $ 7,701   $  6,431     $  1,008    $   4,318    $ 5,593      $1,622  $   30,663
                                       ------    -------   --------     --------    ---------    -------      ------  ----------
December 31, 2003 Total Portfolio      $6,947    $13,636   $230,264     $454,401    $ 221,394    $73,844      $1,622  $1,002,108
                                       ======    =======   ========     ========    =========    =======      ======  ==========


Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2004, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the Company's evaluation, the President and Chief Financial Officer concluded that the disclosure controls and procedures are effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as when required. There have been no significant changes in the Company's internal control over financial reporting that occurred during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II

Item 1:           Legal Proceedings

         None.

Item 2: Changes in Securities Use of the Proceeds and Issuer Purchases of Equity Securities

         None.

Item 3:           Defaults upon Senior Securities

         None.

Item 4:           Submission of Matters to a Vote of Securityholders

         None.

Item 5:          Other Information

         None.

Item 6:         Exhibits and Current Reports on Form 8-K

EXHIBITS AND CURRENT REPORTS ON FORM 8-K

         A) Exhibits:

                  11) Computation of net income per common security

                   12)  (a) Computation of ratio of earnings to fixed charges
                        (b) Computation of ratio of earnings to fixed charges
                            and preferred security dividends

                  31.1)  Certification  of Chief Financial  Officer  pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002

                  31.2) Certification  of President  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                    32) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         B) Reports on Form 8-K: NONE

                                   Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                 BNP U.S. FUNDING L.L.C.
                                                   Registrant



Date: May 14, 2004               By  /s/           Oliver Meisel
                                     ----------------------------
                                             Olivier Meisel
                                             President and Director


Date: May 14, 2004               By  /s/            Thomas Clyne
                                     ----------------------------
                                            Thomas Clyne
                                            Chief Financial Officer and Director