Form 10-Q
period 2004-06-30
BNP US FUNDING LLC
filed 2004-08-13
CIK 1054659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterended June 30, 2004

Commissionfile number: 000-23745

BNP U.S.Funding L.L.C.
(Exact name of registrantas specified in itscharter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3972207 (I.R.S.Employer IdentificationNo.)
787 Seventh Avenue, New York, N.Y. (Address of principal executive offices)	10019 (Zip Code)

Registrant's telephone number, including area code:
(212) 841-2000

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No

      All outstanding shares of Common Stock were held by BNP PARIBAS at June 30, 2004.

      Number of Shares of Common Stock outstanding on June 30, 2004: 53,011

Part I		Page
Item 1.	Financial Statements
	Balance Sheets at June 30, 2004 (Unaudited) and December 31, 2003	3
	Statements of Income (Unaudited) for the Three Months and Six Months Ended June 30, 2004 and June 30, 2003	4
	Statements of Comprehensive Income (Loss) (Unaudited) for the Three Months and Six Months Ended June 30, 2004 and June 30, 2003	5
	Statement of Changes in Redeemable Common Securities, Preferred Securities and Securityholders' Equity (Unaudited) for the Three Months Ended March 31, 2004 and June 30, 2004	6
	Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2004 and June 30, 2003	7
	Notes to Financial Statements (Unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4.	Controls and Procedures	24
Part II
Item 1.	Legal Proceedings	25
Item 2.	Changes in Securities, Use of the Proceeds and Issuer Purchases of Equity Securities	25
Item 3.	Defaults upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Securityholders	25
Item 5.	Other Information	25
Item 6.	Exhibits and Current Reports on Form 8-K	25

Item 1.
FINANCIAL STATEMENTS

BNP U.S. FUNDING L.L.C.
BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2004	December 31, 2003
	(unaudited)	(audited)

ASSETS

Cash and cash equivalents	$26,651	$25,181

Investment securities (Notes 3 and 4)
Available-for-sale, at fair value	1,065,455	1,088,876

Receivable arising from payment for securities, pursuant
to the application of SFAS 125, as replaced by
SFAS 140 (Note 3)	24,732	30,663

Accounts receivable	200	54

Accrued interest receivable	8,322	8,299

TOTAL ASSETS	$1,125,360	$1,153,073

LIABILITIES

Accrued interest payable	$2,724	$2,719
Accrued expenses	440	242
Other liabilities	72,326	94,598

TOTAL LIABILITIES	75,490	97,559

Redeemable common securities, par value and redeemable
value $10,000 per security; 150,000 securities authorized,
53,011 securities issued and outstanding (Note 5)	530,110	530,110
Preferred securities, liquidation preference $10,000 per
security; 150,000 securities authorized, 50,000 securities
issued and outstanding	500,000	500,000
Additional paid-in capital	483	229
Accumulated other comprehensive income	17,017	22,969
Retained earnings	2,260	2,206

TOTAL REDEEMABLE COMMON SECURITIES,
PREFERRED SECURITIES AND
SECURITYHOLDERS' EQUITY	1,049,870	1,055,514

TOTAL LIABILITIES AND TOTAL REDEEMABLE
COMMON SECURITIES, PREFERRED
SECURITIES AND SECURITYHOLDERS' EQUITY	$1,125,360	$1,153,073

The accompanying Notes to Financial Statements are an integral part of these statements.

BNP U.S. FUNDING L.L.C.

STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

INTEREST INCOME	2004	2003	2004	2003

Collateralized Mortgage Obligations:
Floating-Rate REMICs	$28	$108	$62	$238
Fixed-Rate REMICs	171	281	200	754
Mortgage Backed Securities:
Agency ARMs	96	200	205	440
Agency Hybrid ARMs	192	318	390	737
Agency DUSs	1,396	1,406	2,668	2,718
Agency Debentures	4,067	3,942	8,366	8,153
Interest on deposits	42	89	107	191

Total	5,992	6,344	11,998	13,231

NONINTEREST INCOME (EXPENSE)

Other financial instrument	310	909	(143)	605
Fees and expenses	(385)	(388)	(702)	(720)

	(75)	521	(845)	(115)

NET INCOME APPLICABLE TO PREFERRED AND
REDEEMABLE COMMON SECURITIES	$5,917	$6,865	$11,153	$13,116

NET LOSS PER REDEEMABLE
COMMON SECURITY	$(253.31)	$(235.42)	$(154.53)	$(117.50)

The accompanying Notes to Financial Statements are an integral part of these statements.

BNP U.S. FUNDING L.L.C.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

NET INCOME	$5,917	$6,865	$11,153	$13,116

OTHER COMPREHENSIVE INCOME

Net change in unrealized gain (loss) in fair value
of available-for-sale securities that are not treated
as collateral (Note 3) and that are not hedged by
derivative instruments	(9,718)	2,977	(5,952)	3,463

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(9,718)	2,977	(5,952)	3,463

COMPREHENSIVE INCOME (LOSS)	$(3,801)	$9,842	$5,201	$16,579

The accompanying Notes to Financial Statements are an integral part of these statements.

BNP U.S. FUNDING L.L.C.

     STATEMENT OF CHANGES IN REDEEMABLE COMMON SECURITIES,
PREFERRED SECURITIES AND SECURITYHOLDERS' EQUITY (UNAUDITED)
(in thousands)

	For the Three Months Ended March 31, 2004 and June 30, 2004
	Redeemable Common Securities	Preferred Securities	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Redeemable Common Securities, Preferred Securities and Securityholders' Equity

Balance at December 31, 2003	$530,110	$500,000	$229	$22,969	$2,206	$1,055,514

Net income					5,236	5,236
Other comprehensive income				3,766		3,766

Balance at March 31, 2004	$530,110	$500,000	$229	$26,735	$7,442	$1,064,516

Net income					5,917	5,917
Other comprehensive loss				(9,718)		(9,718)
Additional paid-in capital			8,500			8,500
Dividends paid - preferred securities			(8,246)		(11,099)	(19,345)

Balance at June 30, 2004	$530,110	$500,000	$483	$17,017	$2,260	$1,049,870

The accompanying Notes to Financial Statements are an integral part of these statements.

BNP U.S. FUNDING L.L.C.

STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Six Months Ended June 30,

	2004	2003

OPERATING ACTIVITIES

Net income	$11,153	$13,116
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization	432	616
(Gain) loss on other financial instrument	143	(604)
(Gain) loss on hedge activity	(123)	285
Changes in assets and liabilities:
Interest receivable	(23)	237
Accounts receivable	(146)	541
Accrued expenses	198	(11)
Accrued interest payable	5	1,559

Net cash provided by operating activities	11,639	15,739

INVESTING ACTIVITIES

Purchase of investment securities:
Agency DUSs	-	(38,122)
Agency Debentures	-	(20,038)
Fixed-Rate REMICs	(20,915)	-
Proceeds from principal payments of securities
available-for-sale, not treated as collateral	15,762	28,028
Proceeds from principal payments of securities
available-for-sale, treated as collateral	5,829	34,062

Net cash provided by investing activities	676	3,930

FINANCING ACTIVITIES

Additional paid-in capital	8,500	5,500
Cash dividends - preferred securities	(19,345)	(19,345)

Net cash used in financing activities	(10,845)	(13,845)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,470	5,824

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,181	40,180

CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,651	$46,004

NONCASH FINANCING AND INVESTING ACTIVITIES

Decrease in receivable arising from payment for securities, pursuant
to the application of SFAS 125, as replaced by SFAS 140 (Note 3)	$5,931	$34,268

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

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

BNP U.S. Funding L.L.C. (the "Company" or the "Registrant") is a Delaware limited liability company formed on October 14, 1997, for the purpose of acquiring and holding certain types of eligible securities that generate net income for distribution to the holders of its Series A Preferred Securities (as defined below) and its redeemable Common Securities (as defined below). The Company has no subsidiaries and is a wholly owned subsidiary of the New York Branch (the "Branch") of BNP PARIBAS (formerly, Banque Nationale de Paris), a société anonyme or limited liability corporation organized under the laws of the Republic of France (the "Bank", "BNP PARIBAS" or "BNPP"). The Company was continued pursuant to the Amended and Restated Limited Liability Company Agreement of the Company (the "Company's Charter" or the "Charter") entered into on December 5, 1997, by the Branch.

The Company was initially capitalized on October 14, 1997, with the issuance to the Branch of one share of the Company's redeemable common securities, $10,000 par value (the "Common Securities"). On December 5, 1997 (inception), the Company commenced operations concurrent with the issuance of 50,000 noncumulative preferred securities, Series A, liquidation preference $10,000 per security (the "Series A Preferred Securities"), to qualified institutional buyers, and the issuance of an additional 53,010 Common Securities to the Branch. These issuances raised in the aggregate $1,030,115,873 of net capital (including $5,873 of additional paid-in capital). This entire amount was used to acquire a portfolio of debt securities (the "Initial Portfolio") at their fair values from the Branch. The Branch contributed additional paid-in capital of $3,000,000, $5,500,000, $7,500,000 and $8,500,000 on December 3, 2002, June 3, 2003, December 3, 2003, and June 3, 2004, respectively.

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

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENT SECURITIES

Investments in debt securities are classified as available-for-sale (recorded on trade-date basis) and are carried at fair value. The debt securities can be categorized as hedged or non-hedged securities. Fair values of non hedged debt securities are based on quoted market prices. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statements of Income, pursuant to application of SFAS 133, (see below, "Accounting for Derivatives and Hedging Activities"). Unrealized gains and losses on the non-hedged securities are reported as a component of "Other Comprehensive Income". The hedged securities are generally valued using discounted cash flows in a yield-curve model based on LIBOR.

Interest on securities is included in interest income and is recognized using the interest method. Premiums and discounts are amortized in a manner that approximates the constant yield method.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and short-term deposits with original maturities of three months or less.

DIVIDENDS

Dividends on the Series A Preferred Securities, when, as and if declared by the Company's Board of Directors, are payable semi-annually in arrears on a non-cumulative basis on the fifth day of June and December of each year, commencing June 5, 1998, at a rate per annum of 7.738% of the liquidation preference through and including December 5, 2007. Thereafter, dividends, when, as and if declared by the Company's Board of Directors, will be payable quarterly in arrears on the third Wednesday of March, June, September, and December of each year and will be calculated on a weekly basis in each quarter at a rate per annum of the liquidation preference equal to 2.8% per annum above one-week LIBOR for the week concerned as determined on the related LIBOR Determination Date. Holders of Common Securities are entitled to receive dividends when, as and if declared by the Company's Board of Directors out of the Company's net income not required to be applied to fund dividends with respect to the Series A Preferred Securities. Dividends to the Preferred Securityholders may be paid out of (i) net income, determined without regard to capital gains or losses, or (ii) amounts contributed by the Bank or the Branch to the Company's capital. As of June 30, 2004, the Branch has contributed a total of $24,500,000 of additional paid-in capital, which was used to facilitate the semi-annual payments of dividends to the holders of the Series A Preferred Securities.

To date, the Company has declared and paid dividends as follows:

Security	Amount	Date Paid

Series A Preferred Securities	$19,345,000	June 5, 1998
Common Securities	$5,347,365	June 22, 1998
Series A Preferred Securities	$19,345,000	December 5, 1998
Common Securities	$8,787,127	December 15, 1998
Series A Preferred Securities	$19,345,000	June 5, 1999
Common Securities	$8,454,284	June 15, 1999
Series A Preferred Securities	$19,345,000	December 5, 1999
Common Securities	$10,352,672	December 15, 1999
Series A Preferred Securities	$19,345,000	June 5, 2000
Common Securities	$12,508,486	June 19, 2000
Series A Preferred Securities	$19,345,000	December 5, 2000
Common Securities	$14,792,297	December 19, 2000
Series A Preferred Securities	$19,345,000	June 5, 2001
Common Securities	$10,718,708	June 19, 2001
Series A Preferred Securities	$19,345,000	December 5, 2001
Series A Preferred Securities	$19,345,000	June 5, 2002
Series A Preferred Securities	$19,345,000	December 5, 2002
Series A Preferred Securities	$19,345,000	June 5, 2003
Series A Preferred Securities	$19,345,000	December 5, 2003
Series A Preferred Securities	$19,345,000	June 5, 2004

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

A "Shift Event" would be deemed to have occurred if (i) the Bank's total risk-based capital ratio or Tier 1 risk-based capital ratio were to decline below the minimum percentages required by French banking regulations, (ii) the Bank were to become subject to certain specified receivership proceedings or (iii) the French Banking Commission (Commission Bancaire), in its sole discretion, were to notify the Bank and the Company that it has determined that the Bank's financial condition was deteriorating such that either of the foregoing clauses (i) or (ii) would apply in the near term. French banking regulations currently require French banks to maintain a minimum total risk-based capital ratio of at least 8.0% and a minimum Tier 1 risk-based capital ratio of at least 4.0% .

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

The Company has made an assessment of all its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at June 30, 2004. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

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

The Company has not sold or repledged the collateral; the securities within the Initial Portfolio mature or prepay over time. As they do, the Company recognizes the cash proceeds as a reduction in the receivable arising from payment for securities. The collateral at June 30, 2004 and December 31, 2003 is reported in Note 4 below.

NOTE 4--INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale securities were as follows based on management's prepayment assumptions (in thousands):

June 30, 2004

	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
Non-Collateral

Collateralized Mortgage Obligations:
Floating-Rate REMICs	$646		$17	$ ---	$663
Fixed-Rate REMICs	30,915		2,780	---	33,695
Mortgage Backed Securities:
Agency ARMs	3,840		5	61	3,784
Agency Hybrid ARMs	7,511		91	---	7,602
Agency DUSs	427,410		34,372	---	461,782
Agency Debentures	505,947		52,290	308	557,929

Total Non-Collateral	$976,269		$89,555	$369	$1,065,455

Collateral

Collateralized Mortgage Obligations:
Floating-Rate REMICs	$7,634	$	---	$78	$7,556
Fixed-Rate REMICs	---		---	---	---
Mortgage Backed Securities:
Agency ARMs	6,374		29	1	6,402
Agency Hybrid ARMs	10,724		59	134	10,649
Agency DUSs	---		---	---	---
Agency Debentures	---		---	---	---

Total Collateral	$24,732		$88	$213	$24,607

June 30, 2004 Total Portfolio	$1,001,001		$89,643	$582	$1,090,062

December 31, 2003
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
Non-Collateral

Collateralized Mortgage Obligations:
Floating-Rate REMICs	$797	$	---	$8	$789
Fixed-Rate REMICs	10,000		1,276	---	11,276
Mortgage Backed Securities:
Agency ARMs	5,071		6	18	5,059

Agency Hybrid ARMs	9,442		182	15	9,609
Agency DUSs	439,905		50,006	---	489,911
Agency Debentures	506,230		66,002	---	572,232

Total Non-Collateral	$971,445		$117,472	$41	$1,088,876

Collateral

Collateralized Mortgage Obligations:
Floating-Rate REMICs	$10,673	$	---	$117	10,556
Fixed-Rate REMICs	298		---	---	298
Mortgage Backed Securities:
Agency ARMs	7,347		138	3	7,482
Agency Hybrid ARMs	12,345		255	42	12,558
Agency DUSs	---		---	---	---
Agency Debentures	---		---	---	---

Total Collateral	$30,663		$393	$162	$30,894

December 31, 2003 Total Portfolio	$1,002,108		$117,865	$203	$1,119,770

The breakdown of the Company's available-for-sale securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below based on management's prepayment assumptions (Actual maturities may differ from maturities shown below due to prepayments) (in thousands):

June 30, 2004		Due in 1 year or less	Due after 1 through 5 years		Due after 5 through 10 years		Due after 10 years	Total

Non-Collateral

Collateralized Mortgage Obligations:
Floating-Rate REMICs	$	---	$646	$	---	$	---	$646
Fixed-Rate REMICs		---	30,915		---		---	30,915
Mortgage Backed Securities:
Agency ARMs		478	3,362		---		---	3,840
Agency Hybrid ARMs		200	6,986		---		325	7,511
Agency DUSs		26,500	400,910		---		---	427,410
Agency Debentures		---	505,947		---		---	505,947

Total Non-Collateral		$27,178	$948,766	$	---		$325	$976,269

Collateral

Collateralized Mortgage Obligations:
Floating-Rate REMICs		$1,830	$5,804	$	---	$	---	$7,634
Fixed-Rate REMICs		---	---		---		---	---
Mortgage Backed Securities:
Agency ARMs		---	3,634		562		2,178	6,374
Agency Hybrid ARMs		---	8,430		2,294		---	10,724
Agency DUSs		---	---		---		---	---
Agency Debentures		---	---		---		---	---

Total Collateral		$1,830	$17,868		$2,856		$2,178	$24,732

June 30, 2004 Total Portfolio		$29,008	$966,634		$2,856		$2,503	$1,001,001

December 31, 2003
			Due after 1		Due after 5
		Due in 1 year	through 5		through 10		Due after 10
Non-Collateral		or less	years		years		years	Total

Collateralized Mortgage Obligations:
Floating-Rate REMICs	$	---	$797	$	---	$	---	$797
Fixed-Rate REMICs		---	10,000		---		---	10,000

Mortgage Backed Securities:
Agency ARMs	1,978	3,093	---		---	5,071
Agency Hybrid ARMs	979	8,463	---		---	9,442
Agency DUSs	---	371,653	68,252		---	439,905
Agency Debentures	---	506,230	---		---	506,230

Total Non-Collateral	$2,957	$900,236	$68,252	$	---	$971,445

Collateral

Collateralized Mortgage Obligations:
Floating-Rate REMICs	$3,387	$6,064	$1,222	$	---	$10,673
Fixed-Rate REMICs	298	---	---		---	298
Mortgage Backed Securities:
Agency ARMs	125	5,355	246		1,621	7,347
Agency Hybrid ARMs	180	8,040	4,125		---	12,345
Agency DUSs	---	---	---		---	---
Agency Debentures	---	---	---		---	---

Total Collateral	$3,990	$19,459	$5,593		$1,621	$30,663

December 31, 2003 Total Portfolio	$6,947	$919,695	$73,845		$1,621	$1,002,108

The breakdown of the Company's available-for-sale securities by category and yield, before the result of hedges, is summarized below:

		Due after 1	Due after 5
	Due in 1 year	through 5	through 10	Due after 10		Yield after
June 30, 2004	or less	years	years	years	Total	Hedging

Collateralized Mortgage
Obligations:
Floating-Rate REMICs	.99%	1.40	---%	---%	1.29%	1.29%
Fixed-Rate REMICs	---	6.74	---	---	6.74	1.95
Mortgage Backed Securities:
Agency ARMs	2.93	3.89	3.18	3.37	3.70	3.70
Agency Hybrid ARMs	4.95	4.02	3.36	6.58	4.01	4.01
Agency DUSs	---	6.52	---	---	6.52	1.22
Agency Debentures	---	6.00	---	---	6.00	3.30

Total	1.89%	6.20%	3.32%	3.79%	6.16%	2.37%

December 31, 2003

Collateralized Mortgage
Obligations:
Floating-Rate REMICs	2.33%	1.59%	---%	---%	2.02%	2.02%
Fixed-Rate REMICs	6.50	6.74	---	---	6.61	4.19
Mortgage Backed Securities:
Agency ARMs	4.30	4.10	3.49	3.38	4.07	4.07
Agency Hybrid ARMs	5.25	4.47	---	---	4.35	4.35
Agency DUSs	---	6.45	6.23	---	6.41	1.34
Agency Debentures	---	5.98	---	---	5.98	3.40

Total	4.84%	6.09%	6.00%	3.38%	6.03%	2.60%

NOTE 5--REDEEMABLE COMMON SECURITIES AND PREFERRED SECURITIES

REDEEMABLE COMMON SECURITIES

General

The Company is authorized to issue up to 150,000 Common Securities; as of June 30, 2004 and December 31, 2003, the Company had outstanding 53,011 Common Securities, all of which were held by the Branch. The Bank has agreed with the Company in the Contingent Support Agreement that, so long as any Series A Preferred Securities are outstanding, it will maintain direct or indirect ownership of 100% of the outstanding Common Securities.

Dividends

Holders of Common Securities are entitled to receive dividends when, as and if declared by the Company's Board of Directors out of the Company's net income not required to be applied to fund dividends with respect to the Series A Preferred Securities; provided that so long as any Series A Preferred Securities are outstanding, no dividends or other distributions (including redemptions and purchases) may be made with respect to the Common Securities unless full dividends on all Series A Preferred Securities have been paid for the current and the two immediately preceding Dividend Periods (except during a Shift Period if the Bank does not distribute dividends on its common stock). As disclosed in Note 1, the Branch contributed additional paid-in capital of $24,500,000 to date. In the event the dividends to the Series A Preferred Securities can not be funded out of net income, determined without regard to capital gains or losses, or out of contributions by the Bank or the Branch to the Company's capital, such dividends would not be accrued as they are noncumulative.

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

Rights Upon Liquidation

In the event of the dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, after there shall have been paid or set aside for the holders of all Series A Preferred Securities the full preferential amounts to which such holders are entitled, the holders of Common Securities will be entitled to share equally and ratably in any assets remaining after the payment of all debts and liabilities. Upon a liquidation of the Company during a Shift Period, the Common Securities will have a preference over the Series A Preferred Securities to the extent, if any, that the liabilities of the Bank (including any debt instruments, such as titres participatifs and prêts participatifs) have not been paid in full.

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

NOTE 6--RELATED PARTY TRANSACTIONS

The Company entered into a Services Agreement with the Branch on December 5, 1997 pursuant to which the Branch manages the securities portfolio of the Company and performs other administrative functions. Expenses incurred under such Agreement were $500,023 and $479,909 for the periods ended June 30, 2004 and 2003, respectively. Under a specific allocation methodology, the costs of personnel servicing the Company is based on actual man-hours devoted to the activities of the Company and remains at arms length.

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

NOTE 7--FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of securities at June 30, 2004 and December 31, 2003 were obtained from independent market sources and are summarized in Note 4. The carrying values of securities, as shown in Note 4, approximates their fair value. The fair value of the receivable arising from payment for securities, pursuant to the application of SFAS 125, as replaced by SFAS 140, was $24,607,266 and $30,893,778 at June 30, 2004 and December 31, 2003, respectively.

The carrying value of cash and cash equivalents, accounts receivable, accrued interest receivable, accrued expenses, and accounts payable approximates fair value due to their short-term maturity of less than six months.

The fair value of the cross currency and interest rate swaps was $(72,325,789) and $(94,597,757) at June 30, 2004 and December 31, 2003, respectively, and are reflected in "Other liabilities".

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

The fair value of the hedging instruments was $(71,838,798) and $(94,253,884) at June 30, 2004 and December 31, 2003, respectively, and has been recorded in "Other liabilities". It has been offset, except for the ineffective portion of the hedge, by the revaluation of the respective hedged investment securities. The fair value of the hedging instruments does not include accrued interest receivable and payable, which are shown separately on the balance sheet. For the six months ended June 30, 2004, the Company recognized a gain of $123,161 in earnings related to the ineffective portion of fair value hedges. The Company also recognized a loss of $(143,118) in current year's earnings related to a cross currency swap that no longer qualified as a fair value hedging instrument.

Cash Flow Hedges

For the six months ended June 30, 2004 and June 30, 2003, the Company did not enter into cash flow hedge transactions and it is not the intention of the Company to use interest rate swaps to convert floating rate financial instruments to fixed rate financial instruments as part of a cash flow hedge strategy.

At June 30, 2004 and December 31, 2003, the Company had outstanding interest rate and cross currency swap agreements with a notional principal amount of $747,726,677 and $739,305,189, respectively.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company was formed on October 14, 1997, and commenced operations on December 5, 1997, by the sale to qualified institutional buyers of 50,000 Series A Preferred Securities and the sale to the Branch of 53,010 Common Securities. Together, such sales raised net capital of $1,030,115,873, which the Company used to purchase the Initial Portfolio from the Branch. The Branch has contributed $8,500,000, $7,500,000, $5,500,000, and $3,000,000 of additional paid-in capital on June 3, 2004, December 3, 2003, June 3, 2003 and December 3, 2002, respectively.

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

SIX MONTH PERIOD

The following discussion pertains to the Six months ended June 30, 2004 (the "2004 Period") and the Six months ended June 30, 2003 (the "2003 Period").

For the 2004 Period and 2003 Period, the Company had revenues of $11,997,500 and $13,231,634, respectively. These amounts consisted of interest income on the investment securities, the unrealized gain/loss on hedged securities and derivatives used as hedging instruments, and interest on deposits.

For the 2004 Period and 2003 Period, interest on the securities in the Portfolio amounted to $25,066,944, and $24,053,366, respectively, representing an aggregate yield of 6.16% and 5.99%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows (yield based on average amortized cost):

	2004		2003

Floating-Rate REMICs	$61,835	1.29%	$238,044	2.22%
Fixed-Rate REMICs	$690,021	6.74%	$1,023,517	6.58%
Agency ARMs	$205,284	3.70%	$439,750	4.30%
Agency Hybrid ARMs	$390,124	4.01%	$737,256	4.60%
Agency DUS	$14,229,109	6.52%	$12,162,775	6.38%
Agency Debentures	$9,490,571	6.00%	$9,452,024	5.97%

The yield on Agency Debentures is based on U.S. dollar denominated securities which excludes the Japanese Yen denominated securities.

During the 2004 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICs were approximately 1.22%, 3.30% and 1.95%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities. During the 2003 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICS were approximately 1.43%, 3.22% and 4.84%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities.

The average amortized cost of the Portfolio during the 2004 Period and 2003 Period was $1,003,136,499 and $992,729,767, respectively. This reflects the following prepayments and reinvestments:

PREPAYMENTS	2004		2003

Floating-Rate REMICs		$3,164,076		$6,416,998
Fixed-Rate REMICs		$298,027		$24,650,408
Agency ARMs		$2,160,208		$8,138,955
Agency Hybrid ARMs		$3,474,044		$9,596,178
Agency DUS		$12,493,513		$13,287,228
Agency Debentures	$	---	$	---

REINVESTMENTS	2004		2003

Floating-Rate REMICs	$	---	$	---
Fixed-Rate REMICs		$20,915,000	$	---
Agency ARMs	$	---	$	---
Agency Hybrid ARMs	$	---	$	---
Agency DUS	$	---		$38,121,748
Agency Debentures	$	---		$20,038,400

The Company also recorded interest income from short-term investments for the 2004 Period and 2003 Period of $107,251 and $191,047, respectively. These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio, (ii) prepayments of principal pending their reinvestment and (iii) short-term investments classified as cash equivalents.

As of June 30, 2004 and 2003, as calculated by aggregate amortized cost, approximately 49.46% and 48.46%, respectively, of the Portfolio consisted of collateralized mortgage obligations (Floating-Rate REMICs and Fixed-Rate REMICs) and mortgage backed securities (Agency ARMs, Agency Hybrid ARMs and Agency DUSs), and approximately 50.54% and 51.54%, respectively, consisted of Agency Debentures. As of June 30, 2004 and 2003, floating rate securities accounted for approximately 3.67% and 6.54%, respectively, of the Portfolio's collateralized mortgage obligations and mortgage backed securities. In addition, a significant portion of the Agency Debentures and the Agency DUSs are hedged so that in all but one case, the fixed interest rates received on the bonds are converted into prevailing floating rates.

The aggregate market value of the securities in the Portfolio as of June 30, 2004 and 2003 was higher than the amortized cost by approximately 8.90% and 12.37%, respectively, due to a net decrease in interest rates from the time of their original purchase. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statements of Income, pursuant to application of SFAS 133 (Note 2). Unrealized gains and losses on the non-hedged securities are reported as a component of Other Comprehensive Income.

Operating expenses for the 2004 Period and 2003 Period totaled $701,852 and $719,993, respectively. Operating expenses consisted largely of fees paid to the Branch under the Services Agreement, fees to Citibank as Trustee, consulting fees and audit fees. The cost of Branch personnel servicing the Company is based on actual man-hours devoted to the activities of the Company and remains at arms length. Expenses incurred under the Services Agreement for the 2004 and 2003 Period totaled $500,023 and $479,909, respectively.

The Company's net income for the 2004 Period and 2003 Period was $11,152,519 and $13,116,188, respectively. As of June 30, 2004, the Company has declared and paid dividends as follows:

Security	Amount	Date Paid
Series A Preferred	$19,345,000	June 5, 2004
Series A Preferred	$19,345,000	December 5, 2003
Series A Preferred	$19,345,000	June 5, 2003

THREE MONTH PERIOD

The following discussion pertains to the Three months ended June 30, 2004 (the "2004 Quarter") and the Three months ended June 30, 2003 (the "2003 Quarter").

For the 2004 Quarter and 2003 Quarter, the Company had revenues of $5,991,944 and $6,344,728, respectively. These amounts consisted of interest income on the investment securities, the unrealized gain/loss on hedged securities and derivatives used as hedging instruments, and interest on deposits.

For the 2004 Quarter and 2003 Quarter, interest on the securities in the Portfolio amounted to $12,740,487, and $12,082,830, respectively, representing an aggregate yield of 6.11% and 6.01%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows (yield based on average amortized cost):

	2004		2003

Floating-Rate REMICs	$27,920	1.28%	$108,464	2.17%
Fixed-Rate REMICs	$520,918	6.74%	$416,534	6.59%
Agency ARMs	$96,316	3.63%	$199,998	4.29%
Agency Hybrid ARMs	$192,145	4.21%	$318,219	4.30%
Agency DUS	$7,157,902	6.60%	$6,294,579	6.40%
Agency Debentures	$4,745,286	6.00%	$4,745,036	6.00%

The yield on Agency Debentures is based on U.S. dollar denominated securities which excludes the Japanese Yen denominated securities.

During the 2004 Quarter, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICs were approximately 1.29%, 3.21% and 2.21%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities. During the 2003 Quarter, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICS were approximately 1.43%, 3.09% and 4.45. %, respectively, when taking into account the income and expense from the derivative products used to hedge these securities.

The average amortized cost of the Portfolio during the 2004 Quarter and 2003 Quarter was $1,009,002,115 and $993,655,701, respectively. This reflects the following prepayments and reinvestments:

PREPAYMENTS	2004		2003

Floating-Rate REMICs		$1,521,902		$3,029,814
Fixed-Rate REMICs	$	---		$11,078,024
Agency ARMs		$1,024,999		$3,397,790
Agency Hybrid ARMs		$1,415,624		$5,061,559
Agency DUS		$11,075,265		$12,232,739
Agency Debentures	$	---	$

REINVESTMENTS	2004		2003

Floating-Rate REMICs	$	---	$	---
Fixed-Rate REMICs		$20,915,000	$	---
Agency ARMs	$	---	$	---
Agency Hybrid ARMs	$	---	$	---
Agency DUS	$	---		$11,032,204
Agency Debentures	$	---	$	---

The Company also recorded interest income from short-term investments for the 2004 Quarter and 2003 Quarter of $42,025 and $88,680, respectively. These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio, (ii) prepayments of principal pending their reinvestment and (iii) short-term investments classified as cash equivalents.

Operating expenses for the 2004 Quarter and 2003 Quarter totaled $385,249 and $387,951, respectively. Operating expenses consisted largely of fees paid to the Branch under the Services Agreement, fees to Citibank as Trustee, consulting fees and audit fees. The cost of Branch personnel servicing the Company is based on actual man-hours devoted to the activities of the Company and remains at arms length. Expenses incurred under the Services Agreement for the 2004 and 2003 Quarter totaled $296,147 and $237,968, respectively.

The Company's net income for the 2004 Quarter and 2003 Quarter was $5,916,526 and $6,865,385, respectively.

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

Receivable Arising from Payment for Securities

Due to the potential consequences of a Shift Event (as defined in Item 1 Note 2 herein), the Company's purchase of the Initial Portfolio (as defined in Item 1 herein) from the Branch did not meet certain SFAS 125, as replaced by SFAS 140, sale accounting requirements. Accordingly, the Company recorded at December 5, 1997 a receivable for the consideration paid to the Branch for the Initial Portfolio treated as collateral. As a legal and economic matter, however, there is no such receivable since (a) neither the Bank nor the Branch has any obligation to repay any part of the purchase price for the Initial Portfolio or to repurchase or redeem any of the securities included therein, and (b) the Company has no obligation to return any of such securities to the Bank or the Branch (except in the limited circumstances and to the extent that the occurrence of a Shift Event under the Charter would require the transfer of any assets held by the Company at the time). As the securities in the Initial Portfolio are paid, the receivable will be deemed to be realized by an amount corresponding to the amount of the payments received. At June 30, 2004 and December 31, 2003, the receivable arising from payment for securities amounted to $24,732,495 and $30,662,719, respectively. The decrease in the amount of such receivable between the two dates reflects the prepayment of securities in the Initial Portfolio. The Company recognized the cash proceeds of such prepayments as a reduction in the receivable. Such decreases in the receivable did not affect the Company's results of operations or cash flow. Disclosures required under SFAS 125, as replaced by SFAS 140, are included in Note 3.

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

The low interest rate environment has adversely affected the Company's income. The Company has not declared dividends on the Common Securities since June 2001 in order to retain earnings available for the payment of dividends to the holders of the

Series A Preferred Securities. Dividends to the Preferred Securityholders may be paid out of (i) net income, determined without regard to capital gains or losses, or (ii) amounts contributed by the Bank or the Branch to the Company's capital. As of June 30, 2004, the Branch has contributed a total of $24,500,000 of additional paid-in capital, which was used to facilitate the semi-annual payments of dividends to the holders of the Series A Preferred Securities.

Based on 2004 projected earnings, the Company may require an additional cash contribution from the Branch to ensure payment of preferred dividends. The Company cannot make any assurances that further decreases in interest rates or a sustained low interest rate environment will not have a further adverse effect on the Company's income.

BNP PARIBAS Group's total and Tier 1 risk-based capital ratios at June 30, 2004 were 11.4% and 8.4%, and at December 31, 2003 were 12.9% and 9.4%, which are well above the minimum standards required by French banking regulations, currently 8% for total risk-based capital and 4% for Tier 1 risk-based capital. A "Shift Event" would occur if BNP PARIBAS' risk-based capital fell below these minimum standards of 8% and 4%, respectively. See Note 2 of the attached financial statements for a detailed explanation of "Shift Events".

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

The Company has made an assessment of all its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at June 30, 2004. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

All of the Company's outstanding hedging transactions are fair value hedges. For the six months ended June 30, 2004 and 2003, the Company recognized gain (loss) of $123,161 and $(285,907), respectively, in earnings related to the ineffective portion of fair value hedges. The fair value of these hedging instruments was $(71,838,798) and $(94,253,884) at June 30, 2004 and December 31, 2003, respectively, and has been recorded in "Other liabilities". It has been offset, except for the ineffective portion of the hedge, by the revaluation of the respective hedged investment securities. The fair value of the hedging instruments does not include accrued interest receivable and payable, which are shown separately on the balance sheet.

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

The outstanding principal amount and estimated fair value as of June 30, 2004, by each category of investment, is depicted in Item 1.

Interest Rate Risk

The Company's income consists primarily of interest payments on collateralized mortgage obligations, mortgage-backed securities, agency debentures and agency DUSs. Currently, the Company uses derivative products to manage a portion of its interest rate risk.

For the quarter ended June 30, 2004, the interest rate environment remained at a low level. This situation continues to affect the Company's income through the floating rate component of the portfolio (floating-rate securities and fixed-rate securities converted to floating-rate instruments through interest rate swaps). This situation will prevail as long as interest rates remain low.

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

The Company is a party to thirty one interest rate swaps and six cross currency swaps with BNP PARIBAS, as set out in the table below. In all but one of these swaps, the Company pays a fixed coupon and receives floating rate payments on the notional balances. The notional amount of each swap is tied to the outstanding principal of the securities they hedge. The maturity dates of the swaps reflect the maturity of these securities. However, the maturity date maybe earlier due to prepayments on some of these securities.

Value Date	Maturity Date	Fixed Rate	Receive Rate	Fair Value at June 30, 2004 (in 000's)	Notional Balance (in 000's)

November 25, 1998	March 26, 2008	JPY 1.75	U.S. Three Month LIBOR	$ (5,998)	$ 42,000
			Plus Six Basis Points
November 25, 1998	October 9, 2007	JPY 2.125	U.S. Three Month LIBOR	(9,457)	58,000
			Plus Six Basis Points
November 25, 1998	August 25, 2008	U.S. 6.15	U.S. One Month LIBOR	(1,436)	18,516
			Plus Five Basis Points
February 11, 1999	March 14, 2007	U.S. 6.80	U.S. Three Month LIBOR	(5,051)	50,000
			Minus Two Basis Points
February 12, 1999	March 5, 2007	U.S. 6.68	U.S. Three Month LIBOR	(5,171)	50,000
			Minus Two Basis Points
February 25, 1999	February 25, 2009	U.S. 5.95	U.S. One Month LIBOR	(1,461)	20,148
			Plus Three Basis Points
March 29, 1999	October 9, 2007	JPY 2.125	U.S. Three Month LIBOR	(3,956)	30,000
			Minus Two and Half Basis
			Points
April 6, 1999	October 9, 2007	JPY 2.125	U.S. Three Month LIBOR	(4,343)	26,400
			Minus One Basis Point

Value Date	Maturity Date	Fixed Rate	Receive Rate	Fair Value at June 30, 2004 (in 000's)	Notional Balance (in 000's)

May 25, 1999	May 25, 2009	U.S. 6.23	U.S. One Month LIBOR	(1,076)	12,180
			Plus One and Half Basis
			Points
June 25, 1999	June 25, 2009	U.S. 6.06	U.S. One Month LIBOR	(1,988)	25,378
			Plus Three and Half Basis
			Points
July 1, 1999	June 25, 2009	U.S. 6.39	U.S. One Month LIBOR	(1,422)	15,294
			Plus Three and Half Basis
			Points
September 27, 1999	March 25, 2008	U.S. 6.29	U.S. One Month LIBOR	(3,336)	41,803
			Plus Five Basis Points
September 27, 1999	March 25, 2009	U.S. 5.858	U.S. One Month LIBOR	(1,881)	27,421
			Plus Four Basis Points
November 26, 1999	April 25, 2009	U.S. 6.04	U.S. One Month LIBOR	(1,147)	15,032
			Plus Four Basis Points
June 26, 2000	October 1, 2007	U.S. 6.68	U.S. One Month LIBOR	(807)	8,065
			Plus One and Half Basis
			Points
June 26, 2000	October 1, 2008	U.S. 6.26	U.S. One Month LIBOR	(764)	9,052
August 1, 2000	December 1, 2007	U.S. 6.42	U.S. One Month LIBOR	(596)	7,000
August 1, 2000	October 1, 2006	U.S. 7.20	U.S. One Month LIBOR	(2,458)	28,226
			Minus Two Basis Points
October 2, 2000	June 1, 2007	U.S. 7.007	U.S. One Month LIBOR	(632)	6,664
			Minus Two Basis Points
October 2, 2000	July 1, 2007	U.S. 7.405	U.S. One Month LIBOR	(811)	7,453
			Minus Two Basis Points
November 2, 2000	October 9, 2007	JPY 2.125	U.S. Three Month LIBOR	(712)	15,000
			Minus Two Basis Points
March 25, 2001	October 25, 2007	U. S. 6.94	U.S. One Month LIBOR	(729)	7,447
			Plus Two Basis Points
September 4, 2001	October 16, 2006	U.S. 7.20	U.S. One Month LIBOR	(1,622)	18,817
			Plus Two Basis Points
October 2, 2001	October 16, 2006	U.S. 7.20	U.S. One Month LIBOR	(800)	9,409
			Plus Seven Basis Points
January 2, 2002	October 16, 2006	U.S. 7.20	U.S. One Month LIBOR	(794)	9,409
			Plus Ten Basis Points
May 1, 2002	October 25, 2007	U.S. 6.63	U.S. One Month LIBOR	(792)	9,026
			Plus One Basis Point
May 3, 2002	August 25, 2007	U.S. 6.74	U.S. One Month LIBOR	(907)	10,000
			Plus One Basis Point
August 25, 2002	August 25, 2007	U.S. 4.90	U.S. One Month LIBOR	(938)	26,500
			Plus Five Basis Points
September 25, 2002	June 25, 2007	U.S. 7.007	U.S. One Month LIBOR	(1,062)	11,524
			Plus Seven Basis Points
October 25, 2002	May 25, 2006	U.S. 6.83	U.S. One Month LIBOR	(609)	9,058
			Plus Seven Basis Points
March 21, 2003	February 25, 2009	U.S. 5.945	U.S. One Month LIBOR	(1,362)	19,580
			Plus Nine Basis Points
May 8, 2003	July 25, 2006	U.S. 7.239	U.S. One Month LIBOR	(860)	10,851
			Plus Seven Basis Points
August 1, 2003	April 1, 2008	U.S. 6.568	U.S. One Month LIBOR	(1,173)	12,950
			Plus Ten Basis Points
August 1, 2003	October 1, 2007	U.S. 6.812	U.S. One Month LIBOR	(2,238)	24,463
			Plus Seven Basis Points
October 9, 2003	October 1, 2007	U.S. 6.96	U.S. One Month LIBOR	(1,578)	16,146
			Plus Five Basis Points
April 1, 2004	August 25, 2007	U.S. 6.74	U.S. One Month LIBOR	(1,872)	20,915
			Plus Five Basis Points

Total Swaps - FairValue Hedges				$ (71,839)	729,727

January 17, 2001	March 26, 2008	JPY 1.750	U.S. 5.80	(487)	18,000

Other Swap				$ (487)	18,000

Total Swap Portfolio(Other liabilities)				$ (72,326)	747,727

The fair value of the swap portfolio was $(72,325,789) and $(94,597,757) at June 30, 2004 and December 31, 2003, respectively. The change in fair value was primarily due to changes in prevailing market interest rates.

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

The breakdown of the Company's available-for-sale securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below based on management's prepayment assumptions (see Note 4 under Item 1 for yield information) (actual maturities may differ from maturities shown below due to prepayments) (in thousands):

June 30, 2004
		Due		Due								Due		Due
		In		after		Due after		Due after		Due after		After		After
Non-Collateral		2004		2004		2005		2006		2007		2008		2009		Total

Fixed-Rate Instruments:
Fixed-Rate REMICs	$	---	$	---	$	---		$30,915	$	---	$	---	$	---		$30,915
Agency DUS		26,500		---		85,770		102,401		133,424		79,315		---		427,410
Agency Debentures		---		---		---		374,345		131,602		---		---		505,947

Total Fixed-Rate Instruments		26,500		---		85,770		507,661		265,026		79,315		---		964,272

Floating-Rate Instruments:
Floating-Rate REMICs		---		---		---		646		---		---		---		646
Agency ARMs		---		478		2,797		565		---		---		---		3,840
Agency Hybrid ARMs		200		1,251		988		1,502		3,245		---		325		7,511

Total Floating-Rate Instruments		200		1,729		3,785		2,713		3,245		---		325		11,997

Total Non-Collateral		$26,700		$1,729		$89,555		$510,374		$268,271		$79,315		$325		$976,269

Collateral

Fixed-Rate Instruments:
Fixed-Rate REMICs	$	---	$	---	$	---	$	---	$	---	$	---	$	---	$	---
Agency DUS		---		---		---		---		---		---		---		---
Agency Debentures		---		---		---		---		---		---		---		---

Total Fixed-Rate Instruments		---		---		---		---		---		---		---		---

Floating-Rate Instruments:
Floating-Rate REMICs		---	2,223	1,782	3,629	---	---	---	7,634
Agency ARMs		---	26	2,562	1,046	---	---	2,740	6,374
Agency Hybrid ARMs		---	---	3,717	---	3,147	1,566	2,294	10,724

Total Floating-Rate Instruments		---	2,249	8,061	4,675	3,147	1,566	5,034	24,732

Total Collateral	$	---	$2,249	$8,061	$4,675	$3,147	$1,566	$5,034	$24,732

June 30, 2004 Total Portfolio		$26,700	$3,978	$97,616	$515,049	$271,418	$80,881	$5,359	$1,001,001

December 31, 2003
		Due		Due										Due
		in		after		Due after		Due after		Due after		Due after		After
Non-Collateral		2003		2003		2004		2005		2006		2007		2008	Total

Fixed-Rate Instruments:
Fixed-Rate REMICs	$	---	$	---	$	---		$10,000	$	---	$	---	$	---	$10,000
Agency DUS		---		---		111,830		106,861		152,963		68,251		---	439,905
Agency Debentures		---		---		109,974		335,760		60,496		---		---	506,230

Total Fixed-Rate Instruments		---		---		221,804		452,621		213,459		68,251		---	956,135

Floating-Rate Instruments:
Floating-Rate REMICs		---		---		797		---		---		---		---	797
Agency ARMs		1,978		2,505		588		---		---		---		---	5,071
Agency Hybrid ARMs		979		3,430		644		772		3,617		---		---	9,442

Total Floating-Rate Instruments		2,957		5,935		2,029		772		3,617		---		---	15,310

Total Non-Collateral		$2,957		$5,935		$223,833		$453,393		$217,076		$68,251	$	---	$971,445

Collateral

Fixed-Rate Instruments:
Fixed-Rate REMICs		$298	$	---	$	---	$	---	$	---	$	---	$	---	$298
Agency DUS		---		---		---		---		---		---		---	---
Agency Debentures		---		---		---		---		---		---		---	---

Total Fixed-Rate Instruments		298		---		---		---		---		---		---	298

Floating-Rate Instruments:
Floating-Rate REMICs		3,387		552		5,511		---		---		1,223		---	10,673
Agency ARMs		125		2,608		920		1,008		819		245		1,622	7,347
Agency Hybrid ARMs		180		4,541		---		---		3,499		4,125		---	12,345

Total Floating-Rate Instruments		3,692		7,701		6,431		1,008		4,318		5,593		1,622	30,365

Total Collateral		$3,990		$7,701		$6,431		$1,008		$4,318		$5,593		$1,622	$30,663

December 31, 2003 Total Portfolio		$6,947		$13,636		$230,264		$454,401		$221,394		$73,844		$1,622	$1,002,108

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2004, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the Company's evaluation, the President and Chief Financial Officer concluded that the disclosure controls and procedures are effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as when required. There have been no significant changes in the Company's internal control over financial reporting that occurred during the second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II
Item 1:	Legal Proceedings
None.
Item 2:	Changes in Securities Use of the Proceeds and Issuer Purchases of Equity Securities
None.
Item 3:	Defaults upon Senior Securities
None.
Item 4:	Submission of Matters to a Vote of Securityholders
None.
Item 5:	Other Information
None.
Item 6:	Exhibits and Current Reports on Form 8-K

EXHIBITS AND CURRENT REPORTS ON FORM 8-K
A)	Exhibits:

	11)	Computation of net income per common security

	12)	(a) Computation of ratio of earnings to fixed charges
(b) Computation of ratio of earnings to fixed charges and preferred security dividends

	31.1)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2)	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B)	Reports on Form 8-K:NONE

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BNP U.S. FUNDING L.L.C. Registrant

Date: August 13, 2004	By /s/ Oliver Meisel Olivier Meisel President and Director

Date: August 13, 2004	By /s/ Thomas Clyne Thomas Clyne Chief Financial Officer and Director