Form 10-Q
period 2004-09-30
BNP US FUNDING LLC
filed 2004-11-12
CIK 1054659

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                    For the quarter ended September 30, 2004



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



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No [X]

         All outstanding shares of Common Stock were held by BNP PARIBAS at September 30, 2004.

         Number of Shares of Common Stock outstanding on September 30, 2004:
53,011

Part I                                                                                                    Page
                                                                                                          ----
Item 1.   Financial Statements

          Balance Sheets at September 30, 2004 (Unaudited) and December 31, 2003                            3

          Statements of Income (Unaudited) for the Three Months and Nine Months Ended September
                30, 2004 and September 30, 2003                                                             4

          Statements of Comprehensive Income (Unaudited) for the Three Months and Nine Months
                Ended September 30, 2004 and September 30, 2003                                             5

          Statement of Changes in Redeemable Common Securities,
                Preferred Securities and Securityholders' Equity
                (Unaudited) for the Three Months Ended March 31, 2004, June
                30, 2004 and September 30, 2004                                                             6

          Statements of Cash Flows (Unaudited) for the Nine Months Ended
                September 30, 2004 and September 30, 2003                                                   7

          Notes to Financial Statements (Unaudited)                                                         8
Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                                  16

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                       21

Item 4.   Controls and Procedures                                                                          24

Part II

Item 1.   Legal Proceedings                                                                                25

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities                 25

Item 3.   Defaults upon Senior Securities                                                                  25

Item 4.   Submission of Matters to a Vote of Securityholders                                               25

Item 5.   Other Information                                                                                25

Item 6.   Exhibits and Current Reports on Form 8-K                                                         25


Part I
Item 1.
FINANCIAL STATEMENTS

                       BNP U.S. FUNDING L.L.C.

                            BALANCE SHEETS
                (in thousands, except per share data)

                                                                             September 30, 2004      December 31, 2003
                                                                                (unaudited)              (audited)
                                                                            ---------------------  ---------------------

ASSETS

Cash and cash equivalents                                                    $            56,202   $             25,181

Investment securities (Notes 3 and 4)
Available-for-sale, at fair value                                                      1,043,219              1,088,876

Receivable arising from payment for securities, pursuant
     to the application of SFAS 125, as replaced by
     SFAS 140 (Note 3)                                                                    22,321                 30,663

Accounts receivable                                                                           24                     54

Accrued interest receivable                                                                7,857                  8,299
                                                                            ---------------------  ---------------------

TOTAL ASSETS                                                                $          1,129,623   $        $ 1,153,073
                                                                            =====================  =====================

LIABILITIES

Accrued interest payable                                                    $              1,038   $            $ 2,719
Accrued expenses                                                                             403                    242
Other liabilities                                                                         71,479                 94,598
                                                                            ---------------------  ---------------------

TOTAL LIABILITIES                                                                         72,920                 97,559
                                                                            ---------------------  ---------------------

Redeemable common securities, par value and redeemable
     value $10,000 per security; 150,000 securities authorized,
     53,011 securities issued and outstanding (Note 5)                                   530,110                530,110
Preferred securities, liquidation preference $10,000 per
     security; 150,000 securities authorized, 50,000 securities
     issued and outstanding                                                              500,000                500,000
Additional paid-in capital                                                                   483                    229
Accumulated other comprehensive income                                                    17,849                 22,969
Retained earnings                                                                          8,261                  2,206
                                                                            ---------------------  ---------------------

TOTAL REDEEMABLE COMMON SECURITIES,
     PREFERRED SECURITIES AND
     SECURITYHOLDERS' EQUITY                                                           1,056,703              1,055,514
                                                                            ---------------------  ---------------------

TOTAL LIABILITIES AND TOTAL REDEEMABLE
     COMMON SECURITIES, PREFERRED
     SECURITIES AND SECURITYHOLDERS' EQUITY                                 $          1,129,623   $          1,153,073
                                                                            =====================  =====================


The accompanying Notes to Financial Statements are an integral part of these statements.

                             BNP U.S. FUNDING L.L.C.

                        STATEMENTS OF INCOME (UNAUDITED)
                      (in thousands, except per share data)


                                                      For the Three Months          For the Nine Months
                                                       Ended September 30,          Ended September 30,
                                                    --------------------------   ---------------------------
INTEREST INCOME                                        2004           2003          2004            2003
                                                    -----------    -----------   -----------     -----------

Collateralized Mortgage Obligations:
     Floating-Rate REMICs                           $       29     $       73    $       91      $      311
     Fixed-Rate REMICs                                     120            148           320             902
Mortgage Backed Securities:
     Agency ARMs                                            82            141           288             581
     Agency Hybrid ARMs                                    187            246           576             984
     Agency DUSs                                         1,522          1,324         4,190           4,042
Agency Debentures                                        4,067          5,168        12,432          13,321
Interest on deposits                                       143             64           250             256
                                                    -----------    -----------   -----------     -----------

Total                                                    6,150          7,164        18,147          20,397
                                                    -----------    -----------   -----------     -----------

NONINTEREST INCOME (EXPENSE)

Other financial instrument                                 189         (1,594)           46            (990)
Fees and expenses                                         (338)          (344)       (1,039)         (1,065)
                                                    -----------    -----------   -----------     -----------
                                                          (149)        (1,938)         (993)         (2,055)
                                                    -----------    -----------   -----------     -----------


NET INCOME APPLICABLE TO PREFERRED AND
     REDEEMABLE COMMON SECURITIES                   $    6,001     $    5,226    $   17,154      $   18,342
                                                    ===========    ===========   ===========     ===========

NET INCOME (LOSS) PER REDEEMABLE
     COMMON SECURITY                                $   113.20     $    98.58    $   (41.33)     $   (18.92)
                                                    ===========    ===========   ===========     ===========





The accompanying Notes to Financial Statements are an integral part of these statements.

                             BNP U.S. FUNDING L.L.C.

                 STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (in thousands)


                                                                 For the Three Months              For the Nine Months
                                                                 Ended September 30,               Ended September 30,
                                                             -----------------------------    -------------------------------
                                                                2004             2003             2004              2003
                                                             ------------    -------------    -------------     -------------


NET INCOME                                                   $     6,001     $      5,226     $     17,154      $     18,342


OTHER COMPREHENSIVE INCOME (LOSS)

Net change in unrealized gain (loss) in fair value
    of available-for-sale securities that are not
    treated as collateral (Note 3) and that are not
    hedged by derivative instruments                                 832           (3,821)          (5,120)             (358)
                                                             ------------    -------------    -------------     -------------

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)                              832           (3,821)          (5,120)             (358)
                                                             ------------    -------------    -------------     -------------


COMPREHENSIVE INCOME                                         $     6,833     $      1,405     $     12,034      $     17,984
                                                             ============    =============    =============     =============





The accompanying Notes to Financial Statements are an integral part of these statements.

                             BNP U.S. FUNDING L.L.C.

              STATEMENT OF CHANGES IN REDEEMABLE COMMON SECURITIES,
          PREFERRED SECURITIES AND SECURITYHOLDERS' EQUITY (UNAUDITED)
                                 (in thousands)


 For the Three Months Ended March 31, 2004, June 30, 2004 and September 30, 2004



                                                                                                                       Total
                                                                                                                     Redeemable
                                                                                   Accumulated                  Common Securities,
                                     Redeemable                      Additional       Other                     Preferred Securities
                                       Common         Preferred       Paid-in     Comprehensive      Retained   and Securityholders'
                                     Securities      Securities       Capital         Income         Earnings          Equity
                                     ----------      ----------      ----------   -------------     ---------  --------------------

Balance at December 31, 2003       $     530,110   $    500,000   $     229      $       22,969   $      2,206    $       1,055,514

Net income                                                                                               5,236                5,236
Other comprehensive income                                                                3,766                               3,766
                                   --------------  -------------  ----------     --------------  -------------   ------------------

Balance at March 31, 2004          $     530,110   $    500,000   $     229      $       26,735  $      7,442    $       1,064,516
                                   ==============  =============  ==========     ==============  =============   ==================

Net income                                                                                              5,917                5,917
Other comprehensive loss                                                                (9,718)                             (9,718)
Additional paid-in capital                                            8,500                                                  8,500
Dividends paid - preferred securities                                (8,246)                          (11,099)             (19,345)
                                   --------------  -------------  ----------     --------------  -------------   ------------------

Balance at June 30, 2004           $     530,110   $    500,000   $     483      $      17,017   $      2,260    $       1,049,870
                                   ==============  =============  ==========     ==============  =============   ==================

Net income                                                                                              6,001                6,001
Other comprehensive income                                                                 832                                 832
                                   --------------  -------------  ----------     --------------  -------------   ------------------
Balance at September 30, 2004      $     530,110   $    500,000   $     483      $      17,849   $      8,261    $       1,056,703
                                   ==============  =============  ==========     ==============  ==============   ==================





The accompanying Notes to Financial Statements are an integral part of these statements.

                             BNP U.S. FUNDING L.L.C.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                           For the Nine Months Ended September 30,
                                                                          -------------------------------------------
                                                                                 2004                   2003
                                                                          --------------------   --------------------
OPERATING ACTIVITIES

Net income                                                                $       17,154           $       18,342
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Amortization                                                                    630                      908
     (Gain) loss on other financial instrument                                       (46)                     990
     Loss (gain) on hedge activity                                                   123                     (716)
Changes in assets and liabilities:
     Interest receivable                                                             442                      772
     Accounts receivable                                                              30                      602
     Accrued expenses                                                                161                       50
     Accrued interest payable                                                     (1,681)          $       (1,631)
                                                                          ---------------          ---------------
Net cash provided by operating activities                                         16,813                   19,317
                                                                          ---------------          ---------------

INVESTING ACTIVITIES

Purchase of investment securities:
     Agency DUSs                                                                       -                  (75,901)
     Agency Debentures                                                                 -                  (20,038)
     Fixed-Rate REMICs                                                           (20,915)                       -
Proceeds from principal payments of securities
  available-for-sale, not treated as collateral                                   37,769                   35,686
Proceeds from principal payments of securities
  available-for-sale, treated as collateral                                        8,199                   45,829
                                                                          ---------------          ---------------
Net cash provided by (used in) investing activities                               25,053                  (14,424)
                                                                          ---------------          ---------------

FINANCING ACTIVITIES

Additional paid-in capital                                                         8,500                    5,500
Cash dividends - preferred securities                                            (19,345)                 (19,345)
                                                                          ---------------          ---------------
Net cash used in financing activities                                            (10,845)                 (13,845)
                                                                          ---------------          ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              31,021                   (8,952)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    25,181                   40,180
                                                                          ---------------          ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $       56,202           $       31,228
                                                                          ===============          ===============

NONCASH FINANCING AND INVESTING ACTIVITIES

Decrease in receivable arising from payment for securities, pursuant
  to the application of SFAS 125, as replaced by SFAS 140 (Note 3)        $        8,342           $       46,135


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

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENT SECURITIES

Investments in debt securities are classified as available-for-sale (recorded on trade-date basis) and are carried at fair value. The debt securities can be categorized as hedged or non-hedged securities. Fair values of non-hedged debt securities are based on quoted market prices. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statements of Income, pursuant to application of SFAS 133, (see below, "Accounting for Derivatives and Hedging Activities"). Unrealized gains and losses on the non-hedged securities are reported as a component of "Other Comprehensive Income". The hedged securities are generally valued using discounted cash flows in a yield-curve model based on LIBOR. Interest on securities is included in interest income and is recognized using the interest method. Premiums and discounts are amortized in a manner that approximates the constant yield method.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and short-term deposits with original maturities of three months or less.

DIVIDENDS

Dividends on the Series A Preferred Securities, when, as and if declared by the Company's Board of Directors, are payable semi-annually in arrears on a non-cumulative basis on the fifth day of June and December of each year, commencing June 5, 1998, at a rate per annum of 7.738% of the liquidation preference through and including December 5, 2007. Thereafter, dividends, when, as and if declared by the Company's Board of Directors, will be payable quarterly in arrears on the third Wednesday of March, June, September, and December of each year and will be calculated on a weekly basis in each quarter at a rate per annum of the liquidation preference equal to 2.8% per annum above one-week LIBOR for the week concerned as determined on the related LIBOR Determination Date. Holders of Common Securities are entitled to receive dividends when, as and if declared by the Company's Board of Directors out of the Company's net income not required to be applied to fund dividends with respect to the Series A Preferred Securities. Dividends to the Preferred Securityholders may be paid out of (i) net income, determined without regard to capital gains or losses, and/or (ii) amounts contributed by the Bank or the Branch to the Company's capital. As of September 30, 2004, the Branch has contributed a total of $24,500,000 to the Company's additional paid-in capital, which was used to facilitate the semi-annual payments of dividends to the holders of the Series A Preferred Securities.

To date, the Company has declared and paid dividends as follows:



Security                                    Amount                Date Paid
--------                                    ------                ---------
Series A Preferred Securities            $ 19,345,000         June 5, 1998
Common Securities                        $  5,347,365         June 22, 1998
Series A Preferred Securities            $ 19,345,000         December 5, 1998
Common Securities                        $  8,787,127         December 15, 1998
Series A Preferred Securities            $ 19,345,000         June 5, 1999
Common Securities                        $  8,454,284         June 15, 1999
Series A Preferred Securities            $ 19,345,000         December 5, 1999
Common Securities                        $ 10,352,672         December 15, 1999
Series A Preferred Securities            $ 19,345,000         June 5, 2000
Common Securities                        $ 12,508,486         June 19, 2000
Series A Preferred Securities            $ 19,345,000         December 5, 2000
Common Securities                        $ 14,792,297         December 19, 2000
Series A Preferred Securities            $ 19,345,000         June 5, 2001
Common Securities                        $ 10,718,708         June 19, 2001
Series A Preferred Securities            $ 19,345,000         December 5, 2001
Series A Preferred Securities            $ 19,345,000         June 5, 2002
Series A Preferred Securities            $ 19,345,000         December 5, 2002
Series A Preferred Securities            $ 19,345,000         June 5, 2003
Series A Preferred Securities            $ 19,345,000         December 5, 2003
Series A Preferred Securities            $ 19,345,000         June 5, 2004


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

The Company may not pay dividends or make other distributions on the Common Securities or the Series A Preferred Securities if, after giving effect to the distributions, the Company's liabilities would exceed the fair value of its assets. Additionally, as long as any Series A Preferred Securities are outstanding, except during a Shift Period (i.e., following the occurrence of a Shift Event causing a shift in dividend preference and before the termination thereof), the amount of dividends on the Common Securities in any fiscal year may not exceed the amount by which the net income of the Company for such fiscal year exceeds the stated dividends on the Series A Preferred Securities scheduled to be paid during such fiscal year irrespective of whether dividends on the Series A Preferred Securities are in fact declared and paid. Additionally, other than during a Shift Period, no dividends may be declared paid or set apart for payment on the Common Securities (a) with respect to any period of time included in any Dividend Period unless full dividends have been or contemporaneously are declared and paid, or declared and a sum sufficient for the payment thereof is set apart for such payment on the Series A Preferred Securities for the then-current Dividend Period and (b) the Company may not declare, pay or set apart funds for any dividends or other distributions with respect to any Common Securities unless and until (x) full dividends on the Series A Preferred Securities for the two most recent preceding Dividend Periods are declared and paid, or declared and a sum sufficient for payment has been paid over to the dividend disbursing agent for payment of such dividends and (y) the Company has declared a cash dividend on the Series A Preferred Securities at the annual dividend rate for the then-current Dividend Period, and sufficient funds have been paid over to the dividend disbursing agent for payment of such cash dividends for such then-current Dividend Period.

NET INCOME PER REDEEMABLE COMMON SECURITY

Net income per redeemable common security is calculated by dividing net income after preferred dividends by the weighted average number of Common Securities outstanding.

INCOME TAXES

The Company has elected and expects to be treated as a partnership for U.S. federal income tax purposes, as a result the Company will not be subject to U.S. federal, state and local income tax on its income. Instead, each securityholder is required to take into account its allocable share of items of income, gain, loss and deduction of the Company in computing its U.S. federal tax liability. Accordingly, the Company has made no provision for income taxes in the accompanying statements of income.

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

The Company has made an assessment of all its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at September 30, 2004. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

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

The Company has not sold or repledged the collateral; the securities within the Initial Portfolio mature or prepay over time. As they do, the Company recognizes the cash proceeds as a reduction in the receivable arising from payment for securities. The collateral at September 30, 2004 and December 31, 2003 is reported in Note 4 below.

NOTE 4--INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities were as follows based on management's prepayment assumptions (in thousands):

September 30, 2004
------------------
                                                                     Gross             Gross
 Non-Collateral                                Amortized Cost   Unrealized Gains    Unrealized        Fair Value
 --------------                                                                       Losses
                                               -------------    --------------      ------------     ------------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                           $      578        $        6        $      ---      $       584
   Fixed-Rate REMICs                                  30,915             2,963               ---           33,878
Mortgage Backed Securities:
   Agency ARMs                                         3,455                 7                38            3,424
   Agency Hybrid ARMs                                  7,115                85               ---            7,200
   Agency DUSs                                       406,238            36,280               ---          442,518
Agency Debentures                                    505,803            49,837                25          555,615
                                                  ----------         ---------        ----------       ----------
     Total Non-Collateral                         $  954,104         $  89,178        $       63      $ 1,043,219
                                                  ----------         ---------        ----------      -----------
Collateral
----------

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                           $    6,543        $      ---        $       67      $     6,476
   Fixed-Rate REMICs                                     ---               ---               ---              ---
Mortgage Backed Securities:
   Agency ARMs                                         5,728                48               ---            5,776
   Agency Hybrid ARMs                                 10,050                51               100           10,001
   Agency DUSs                                           ---               ---               ---              ---
Agency Debentures                                        ---               ---               ---              ---
                                                  ----------         ---------        ----------      -----------
     Total Collateral                             $   22,321        $       99        $      167      $    22,253
                                                  ----------        ----------        ----------      -----------
September 30, 2004 Total Portfolio                $  976,425        $   89,277        $      230      $ 1,065,472
                                                  ==========        ==========        ==========      ===========

December 31, 2003
-----------------                                                    Gross             Gross
Non-Collateral                                 Amortized Cost   Unrealized Gains    Unrealized        Fair Value
--------------                                                                        Losses
                                               -------------    --------------      ------------     ------------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                           $      797        $      ---        $        8      $       789
   Fixed-Rate REMICs                                  10,000             1,276               ---           11,276
Mortgage Backed Securities:
   Agency ARMs                                         5,071                 6                18            5,059
   Agency Hybrid ARMs                                  9,442               182                15            9,609
   Agency DUSs                                       439,905            50,006               ---          489,911
Agency Debentures                                    506,230            66,002               ---          572,232
                                                  ----------        ----------        ----------      -----------
     Total Non-Collateral                         $  971,445        $  117,472        $       41      $ 1,088,876
                                                  ----------        ----------        ----------      -----------
Collateral
----------

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                           $   10,673        $      ---        $      117      $    10,556
   Fixed-Rate REMICs                                     298               ---               ---              298
Mortgage Backed Securities:
   Agency ARMs                                         7,347               138                 3            7,482
   Agency Hybrid ARMs                                 12,345               255                42           12,558
   Agency DUSs                                           ---               ---               ---              ---
Agency Debentures                                        ---               ---               ---              ---
                                                  ----------       -----------        ----------      -----------
     Total Collateral                             $   30,663        $      393        $      162      $    30,894
                                                  ----------        ----------        ----------      -----------
December 31, 2003 Total Portfolio                 $1,002,108        $  117,865        $      203      $ 1,119,770
---------------------------------                 ==========        ==========        ==========      ===========

The breakdown of the Company's securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below based on management's prepayment assumptions (Actual maturities may differ from maturities shown below due to prepayments) (in thousands):

September 30, 2004
------------------                                          Due after 1    Due after 5
                                           Due in 1 year     through 5      through 10     Due after 10
Non-Collateral                                or less          years          years           years           Total
--------------                             -------------   -------------  -----------     -------------    -----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                    $         ---   $         578  $       ---     $      ---       $       578
   Fixed-Rate REMICs                                 ---          30,915          ---            ---            30,915
Mortgage Backed Securities:
   Agency ARMs                                       ---           2,922          533            ---             3,455
   Agency Hybrid ARMs                                196           2,719        3,479            721             7,115
   Agency DUSs                                       ---         406,238          ---            ---           406,238
Agency Debentures                                    ---         505,803          ---            ---           505,803
                                           -------------   -------------  -----------     ----------       -----------
     Total Non-Collateral                  $         196   $     949,175  $     4,012     $      721       $   954,104
                                           -------------   -------------  -----------     ----------       -----------

Collateral
----------

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                    $       1,676   $       4,867  $       ---     $      ---       $     6,543
   Fixed-Rate REMICs                                 ---             ---          ---            ---               ---
Mortgage Backed Securities:
   Agency ARMs                                       633           2,386          327          2,382             5,728
   Agency Hybrid ARMs                                ---           8,355          140          1,555            10,050
   Agency DUSs                                       ---             ---          ---            ---               ---
Agency Debentures                                    ---             ---          ---            ---               ---
                                           -------------   -------------  -----------     ----------       -----------
     Total Collateral                      $       2,309   $      15,608  $       467     $    3,937       $    22,321
                                           -------------   -------------  -----------     ----------       -----------
September 30, 2004 Total Portfolio         $       2,505   $     964,783  $     4,479     $    4,658       $   976,425
                                           =============   =============  ===========     ==========       ===========

December 31, 2003
-----------------                                           Due after 1    Due after 5
                                           Due in 1 year     through 5      through 10     Due after 10
                                              or less          years          years           years           Total
                                           -------------   -------------  -----------     -------------    -----------
Non-Collateral
--------------

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                    $         ---   $         797  $       ---     $      ---       $       797
   Fixed-Rate REMICs                                 ---          10,000          ---            ---            10,000
Mortgage Backed Securities:
   Agency ARMs                                     1,978           3,093          ---            ---             5,071
   Agency Hybrid ARMs                                979           8,463          ---            ---             9,442
   Agency DUSs                                       ---         371,653       68,252            ---           439,905
Agency Debentures                                    ---         506,230          ---            ---           506,230
                                           -------------   -------------  -----------     ----------       -----------
     Total Non-Collateral                  $       2,957   $     900,236  $    68,252     $      ---       $   971,445
                                           -------------   -------------  -----------     ----------       -----------

Collateral
----------

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                    $       3,387   $       6,064  $     1,222     $      ---       $    10,673
   Fixed-Rate REMICs                                 298             ---          ---            ---               298
Mortgage Backed Securities:
   Agency ARMs                                       125           5,355          246          1,621             7,348
   Agency Hybrid ARMs                                180           8,040        4,125            ---            12,345
   Agency DUSs                                       ---             ---          ---            ---               ---
Agency Debentures                                    ---             ---          ---            ---               ---
                                           -------------   -------------  -----------     ----------       -----------
     Total Collateral                      $       3,990   $      19,459  $     5,593     $    1,621       $    30,663
                                           -------------   -------------  -----------     ----------       -----------
December 31, 2003 Total Portfolio          $       6,947   $     919,695  $    73,845     $    1,621       $ 1,002,108
---------------------------------          =============   =============  ============    ==========       ===========


The breakdown of the Company's securities by category and yield, before the result of hedges, is summarized below:

                                                     Due after 1    Due after 5
                                    Due in 1 year     through 5      through 10       Due after 10                    Yield after
September 30, 2004                     or less          years          years             years         Total          Hedging
------------------                     -------          -----          -----             -----         -----          -------
Collateralized Mortgage
Obligations:
   Floating-Rate REMICs                   1.08%            1.49%           ---%            ---%        1.37%           1.37%
   Fixed-Rate REMICs                       ---             6.74            ---             ---         6.74            1.78
Mortgage Backed Securities:
   Agency ARMs                            1.53             3.87           5.16            3.42         3.65            3.65
   Agency Hybrid ARMs                     5.17             4.26           3.50            4.00         4.09            4.09
   Agency DUSs                             ---             6.51            ---             ---         6.50            1.31
Agency Debentures                          ---             6.00            ---             ---         6.00            3.28
                                          ----             -----          -----           ----         -----           -----
     Total                                4.71%            6.20%          3.82%           3.70%        6.16%           2.40%
                                          =====            =====          =====           =====        =====           =====
December 31, 2003
-----------------

Collateralized Mortgage
Obligations:
   Floating-Rate REMICs                   2.33%            1.59%           ---%            ---%        2.02%           2.02%
   Fixed-Rate REMICs                      6.50             6.74            ---             ---         6.61            4.19
Mortgage Backed Securities:
   Agency ARMs                            4.30             4.10           3.49            3.38         4.07            4.07
   Agency Hybrid ARMs                     5.25             4.47            ---             ---         4.35            4.35
   Agency DUSs                             ---             6.45           6.23             ---         6.41            1.34
Agency Debentures                          ---             5.98            ---             ---         5.98            3.40
                                          ----             -----          -----           ----         -----           -----
     Total                                4.84%            6.09%          6.00%           3.38%        6.03%           2.60%
                                          =====            =====          =====           =====        =====           =====


NOTE 5--REDEEMABLE COMMON SECURITIES AND PREFERRED SECURITIES

REDEEMABLE COMMON SECURITIES

General

The Company is authorized to issue up to 150,000 Common Securities; as of September 30, 2004 and December 31, 2003, the Company had outstanding 53,011 Common Securities, all of which were held by the Branch. The Bank has agreed with the Company in the Contingent Support Agreement that, so long as any Series A Preferred Securities are outstanding, it will maintain direct or indirect ownership of 100% of the outstanding Common Securities.

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

NOTE 6-- RELATED PARTY TRANSACTIONS

The Company entered into a Services Agreement with the Branch on December 5, 1997 pursuant to which the Branch manages the securities portfolio of the Company and performs other administrative functions. Expenses incurred under such Agreement were $724,826 and $720,561 for the periods ended September 30, 2004 and 2003, respectively. Under a specific allocation methodology, the costs of personnel servicing the Company is based on actual man-hours devoted to the activities of the Company and remains at arms length.

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

NOTE 7--FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of securities at September 30, 2004 and December 31, 2003 were obtained from independent market sources and are summarized in Note 4. The carrying values of securities, as shown in Note 4, approximates their fair value. The fair value of the receivable arising from payment for securities, pursuant to the application of SFAS 125, as replaced by SFAS 140, was $22,252,013 and $30,893,778 at September 30, 2004 and December 31, 2003,
respectively.

The carrying value of cash and cash equivalents, accounts receivable, accrued interest receivable, accrued expenses, and accounts payable approximates fair value due to their short-term maturity of less than nine months.

The fair value of the cross currency and interest rate swaps was $(71,478,910) and $(94,597,757) at September 30, 2004 and December 31, 2003, respectively, and are recorded in "Other liabilities".

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

The fair value of the hedging instruments was $(71,181,265) and $(94,253,884) at September 30, 2004 and December 31, 2003, respectively, and has been recorded in "Other liabilities". It has been offset, except for the ineffective portion of the hedge, by the revaluation of the respective hedged investment securities. The fair value of the hedging instruments does not include accrued interest receivable and payable, which are shown separately on the balance sheet. For the nine months ended September 30, 2004, the Company recognized a loss of $(122,985) in earnings related to the ineffective portion of fair value hedges. The Company also recognized a gain of $46,228 in current year's earnings related to a cross currency swap that no longer qualified as a fair value hedging instrument.

Cash Flow Hedges

For the nine months ended September 30, 2004 and September 30, 2003, the Company did not enter into cash flow hedges and it is not the intention of the Company to use interest rate swaps to convert floating rate financial instruments to fixed rate financial instruments as part of a cash flow hedge strategy.

At September 30, 2004 and December 31, 2003, the Company had outstanding interest rate and cross currency swap agreements with a notional principal amount of $726,552,995 and $739,305,189, respectively.

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


Results of Operations

Overview

The Company believes the factor having the greatest impact on revenues is the sustained low interest rate environment. The decrease in revenue is mainly due to an increase in net swap expense where its floating rate component has generated less income due to low interest rates generated by such floating rates. This has been offset somewhat by an increase in interest income on the securities. During 2003 and continuing in 2004, the Company began reinvesting prepayments mainly into fixed-rate securities.

NINE MONTH PERIOD

The following discussion pertains to the Nine months ended September 30, 2004 (the "2004 Period") and the Nine months ended September 30, 2003 (the "2003 Period").

For the 2004 Period and 2003 Period, the Company had revenues of $18,147,442 and $20,396,192, respectively. These amounts consisted of interest income on the investment securities, the unrealized gain/loss on hedged securities and derivatives used as hedging instruments, and interest on deposits.

For the 2004 Period and 2003 Period, interest on the securities in the Portfolio amounted to $37,239,743, and $36,188,940, respectively, representing an aggregate yield of 6.16% and 5.99%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows (yield based on average amortized cost):

                                         2004                           2003
                                         ----                           ----

Floating-Rate REMICs......  $       91,091     1.37%     $      311,195    2.08%
Fixed-Rate REMICs.........  $    1,210,940     6.74%     $    1,311,816    6.57%
Agency ARMs...............  $      287,542     3.65%     $      581,077    4.13%
Agency Hybrid ARMs........  $      576,384     4.09%     $      983,538    4.38%
Agency DUS................  $   20,839,124     6.50%     $   18,805,449    6.38%
Agency Debentures.........  $   14,234,662     6.00%     $   14,195,865    5.96%

The yield on Agency Debentures is based on U.S. dollar denominated securities which excludes the Japanese Yen denominated securities.

During the 2004 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICs were approximately 1.31%, 3.28% and 1.78%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities. During the 2003 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICS were approximately 1.37%, 3.49% and 4.52%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities.

The average amortized cost of the Portfolio during the 2004 Period and 2003 Period was $995,479,392 and $993,586,956, respectively. This reflects the following prepayments and reinvestments:

PREPAYMENTS                                    2004                  2003
-----------                                    ----                  ----
Floating-Rate REMICs..................     $  4,310,032          $  9,941,546
Fixed-Rate REMICs.....................     $    298,027          $ 31,259,753
Agency ARMs...........................     $  3,175,712          $ 11,416,919
Agency Hybrid ARMs....................     $  4,516,881          $ 13,383,518
Agency DUS............................     $ 33,667,194          $ 15,513,112
                                           $        ---          $        ---
Agency Debentures.....................

REINVESTMENTS                                   2004                 2003
-------------                                   ----                 ----
Floating-Rate REMICs..................     $        ---          $        ---
Fixed-Rate REMICs.....................     $ 20,915,000          $        ---
Agency ARMs...........................     $        ---          $        ---
Agency Hybrid ARMs....................     $        ---          $        ---
Agency DUS............................     $        ---          $ 75,902,726
Agency Debentures.....................     $        ---          $ 20,038,400


The Company also recorded interest income from short-term investments for the 2004 Period and 2003 Period of $250,231 and $255,505, respectively. These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio, (ii) prepayments of principal pending their reinvestment and (iii) short-term investments classified as cash equivalents.

As of September 30, 2004 and 2003, as calculated by aggregate amortized cost, approximately 48.20% and 49.41%, respectively, of the Portfolio consisted of collateralized mortgage obligations (Floating-Rate REMICs and Fixed-Rate REMICs) and mortgage backed securities (Agency ARMs, Agency Hybrid ARMs and Agency
DUSs), and approximately 51.80% and 50.59%, respectively, consisted of Agency Debentures. As of September 30, 2004 and 2003, floating rate securities accounted for approximately 3.43% and 5.35%, respectively, of the Portfolio's collateralized mortgage obligations and mortgage backed securities. In addition, a significant portion of the Agency Debentures and the Agency DUSs are hedged so that in all but one case, the fixed interest rates received on the bonds are converted into prevailing floating rates.

The aggregate market value of the securities in the Portfolio as of September 30, 2004 and 2003 was higher than the amortized cost by approximately 9.12% and 11.93%, respectively, due to a net decrease in interest rates from the time of their original purchase. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statements of Income, pursuant to application of SFAS 133 (Note 2). Unrealized gains and losses on the non-hedged securities are reported as a component of Other Comprehensive Income.

Operating expenses for the 2004 Period and 2003 Period totaled $1,039,427 and $1,064,441, respectively. Operating expenses consisted largely of fees paid to the Branch under the Services Agreement, fees to Citibank as Trustee, consulting fees and audit fees. The cost of Branch personnel servicing the Company is based on actual man-hours devoted to the activities of the Company and remains at arms length. Expenses incurred under the Services Agreement for the 2004 and 2003 Period totaled $724,826 and $720,561, respectively.

The Company's net income for the 2004 Period and 2003 Period was $17,154,243 and $18,342,161, respectively. As of September 30, 2004, the Company has declared and paid dividends as follows:


Security                             Amount                   Date Paid
--------                             ------                   ---------
Series A Preferred                   $19,345,000              June 5, 2004
Series A Preferred                   $19,345,000              December 5, 2003
Series A Preferred                   $19,345,000              June 5, 2003

THREE MONTH PERIOD

The following discussion pertains to the Three months ended September 30, 2004 (the "2004 Quarter") and the Three months ended September 30, 2003 (the "2003 Quarter").

For the 2004 Quarter and 2003 Quarter, the Company had revenues of $6,149,952 and $7,164,558, respectively. These amounts consisted of interest income on the investment securities, the unrealized gain/loss on hedged securities and derivatives used as hedging instruments, and interest on deposits.

For the 2004 Quarter and 2003 Quarter, interest on the securities in the Portfolio amounted to $12,172,799, and $12,135,575, respectively, representing an aggregate yield of 6.16% and 6.03%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows (yield based on average amortized cost):

                                         2004                           2003
                                         ----                           ----

Floating-Rate REMICs......  $      29,257      1.56%     $       73,152    1.75%
Fixed-Rate REMICs.........  $     520,918      6.74%     $      288,299    6.64%
Agency ARMs...............  $      82,259      3.52%     $      141,327    3.70%
Agency Hybrid ARMs........  $     186,260      4.28%     $      246,283    3.87%
Agency DUS................  $   6,610,014      6.46%     $    6,642,674    6.42%
Agency Debentures.........  $   4,744,091      6.00%     $    4,743,840    6.00%


The yield on Agency Debentures is based on U.S. dollar denominated securities which excludes the Japanese Yen denominated securities.

During the 2004 Quarter, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICs were approximately 1.49%, 3.23% and 1.56%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities. During the 2003 Quarter, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICS were approximately 1.28%, 4.04% and 3.41.%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities.

The average amortized cost of the Portfolio during the 2004 Quarter and 2003 Quarter was $980,165,179 and $995,301,335, respectively. This reflects the following prepayments and reinvestments:

PREPAYMENTS                                 2004                         2003
-----------                                 ----                         ----
Floating-Rate REMICs......             $  1,145,956                 $  3,524,548
Fixed-Rate REMICs.........             $        ---                 $  6,609,345
Agency ARMs...............             $  1,015,504                 $  3,277,963
Agency Hybrid ARMs........             $  1,042,837                 $  3,787,340
Agency DUS................             $ 21,173,682                 $  2,225,883
Agency Debentures.........             $        ---                 $

REINVESTMENTS                              2004                          2003
-------------                              ----                          ----
Floating-Rate REMICs......             $        ---                 $        ---
Fixed-Rate REMICs.........             $        ---                 $        ---
Agency ARMs...............             $        ---                 $        ---
Agency Hybrid ARMs........             $        ---                 $        ---
Agency DUS...............              $        ---                 $ 37,780,977
Agency Debentures.........             $        ---                 $        ---


The Company also recorded interest income from short-term investments for the 2004 Quarter and 2003 Quarter of $142,980 and $64,458, respectively. These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio, (ii) prepayments of principal pending their reinvestment and (iii) short-term investments classified as cash equivalents.

Operating expenses for the 2004 Quarter and 2003 Quarter totaled $337,575 and $344,449, respectively. Operating expenses consisted largely of fees paid to the Branch under the Services Agreement, fees to Citibank as Trustee, consulting fees and audit fees. The cost of Branch personnel servicing the Company is based on actual man-hours devoted to the activities of the Company and remains at arms length. Expenses incurred under the Services Agreement for the 2004 and 2003 Quarter totaled $224,803 and $240,653, respectively.

The Company's net income for the 2004 Quarter and 2003 Quarter was $6,001,724 and $5,225,973, respectively.

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

Receivable Arising from Payment for Securities

Due to the potential consequences of a Shift Event (as defined in Item 1 Note 2 herein), the Company's purchase of the Initial Portfolio (as defined in Item 1 herein) from the Branch did not meet certain SFAS 125, as replaced by SFAS 140, sale accounting requirements. Accordingly, the Company recorded at December 5, 1997 a receivable for the consideration paid to the Branch for the Initial Portfolio treated as collateral. As a legal and economic matter, however, there is no such receivable since (a) neither the Bank nor the Branch has any obligation to repay any part of the purchase price for the Initial Portfolio or to repurchase or redeem any of the securities included therein, and (b) the Company has no obligation to return any of such securities to the Bank or the Branch (except in the limited circumstances and to the extent that the occurrence of a Shift Event under the Charter would require the transfer of any assets held by the Company at the time). As the securities in the Initial Portfolio are paid, the receivable will be deemed to be realized by an amount corresponding to the amount of the payments received. At September 30, 2004 and December 31, 2003, the receivable arising from payment for securities amounted to $22,321,002 and $30,662,719, respectively. The decrease in the amount of such receivable between the two dates reflects the prepayment of securities in the Initial Portfolio. The Company recognized the cash proceeds of such prepayments as a reduction in the receivable. Such decreases in the receivable did not affect the Company's results of operations or cash flow. Disclosures required under SFAS 125, as replaced by SFAS 140, are included in Note 3.

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

The low interest rate environment has continued to adversely affect the Company's income. The Company has not declared dividends on the Common Securities since June 2001 in order to retain earnings available for the payment of dividends to the holders of the Series A Preferred Securities. Dividends to the Preferred Securityholders may be paid out of (i) net income, determined without regard to capital gains or losses, and/or (ii) amounts contributed by the Bank or the Branch to the Company's capital. As of September 30, 2004, the Branch has contributed a total of $24,500,000 of additional paid-in capital, which was used to facilitate the semi-annual payments of dividends to the holders of the Series A Preferred Securities.

Based on 2004 projected earnings, the Company may require an additional cash contribution from the Branch to ensure payment of preferred dividends. The Company cannot make any assurances that interest rates will increase sufficiently or that the sustained low interest rate environment will not have a further adverse effect on the Company's income.

BNP PARIBAS Group's total and Tier 1 risk-based capital ratios at September 30, 2004 were 10.8% and 8%, and at December 31, 2003 were 12.9% and 9.4%, which are well above the minimum standards required by French banking regulations, currently 8% for total risk-based capital and 4% for Tier 1 risk-based capital. A "Shift Event" would occur if BNP PARIBAS' risk-based capital fell below these minimum standards of 8% and 4%, respectively. See Note 2 of the attached financial statements for a detailed explanation of "Shift Events".

Critical Accounting Policies

Management believes its critical accounting policies relate to recognition and valuation of financial instruments, as further defined in Item 1, Note 2.

Accounting and Reporting Developments

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on the Company's Balance Sheet or Statement of Income.

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities".
SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not anticipate SFAS 149 having a material impact on our Balance Sheet or Statement of Income.

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


The Company has made an assessment of all its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at September 30, 2004. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.


All of the Company's outstanding hedging transactions are fair value hedges. For the nine months ended September 30, 2004 and 2003, the Company recognized a gain
(loss) of $(122,985) and $716,866, respectively, in earnings related to the ineffective portion of fair value hedges. The fair value of these hedging instruments was $(71,181,265) and $(94,253,884) at September 30, 2004 and
December 31, 2003, respectively, and has been recorded in "Other liabilities". It has been offset, except for the ineffective portion of the hedge, by the revaluation of the respective hedged investment securities. The fair value of the hedging instruments does not include accrued interest receivable and payable, which are shown separately on the balance sheet.

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

The outstanding principal amount and estimated fair value as of September 30, 2004, by each category of investment, is depicted in Item 1.

Interest Rate Risk

The Company's income consists primarily of interest payments on collateralized mortgage obligations, mortgage-backed securities, agency debentures and agency DUSs. Currently, the Company uses derivative products to manage a portion of its interest rate risk.

For the quarter ended September 30, 2004, the interest rate environment remained at a low level. This situation continues to affect the Company's income through the floating rate component of the portfolio (floating-rate securities and fixed-rate securities converted to floating-rate instruments through interest rate swaps). This situation will prevail as long as interest rates remain low.

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

                                                                                               Fair Value at
                                                                                            September 30, 2004      Notional Balance
      Value Date           Maturity Date          Fixed Rate            Receive Rate            (in 000's)             (in 000's)
      ----------           -------------          ----------            ------------            ----------             ----------
November 25, 1998       March 26, 2008        JPY 1.75            U.S. Three Month LIBOR          $   (5,454)         $   42,000
                                                                  Plus Six Basis Points
---------------------------------------------------------------------------------------------------------------------------------
November 25, 1998       October 9, 2007       JPY 2.125           U.S. Three Month LIBOR              (9,125)             58,000
                                                                  Plus Six Basis Points
---------------------------------------------------------------------------------------------------------------------------------
November 25, 1998       August 25, 2008       U.S. 6.15           U.S. One Month LIBOR                (1,683)             18,437
                                                                  Plus Five Basis Points
---------------------------------------------------------------------------------------------------------------------------------
February 11, 1999       March 14, 2007        U.S. 6.80           U.S. Three Month LIBOR              (4,324)             50,000
                                                                  Minus Two Basis Points
---------------------------------------------------------------------------------------------------------------------------------
February 12, 1999       March 5, 2007         U.S. 6.68           U.S. Three Month LIBOR              (4,430)             50,000
                                                                  Minus Two Basis Points
---------------------------------------------------------------------------------------------------------------------------------
February 25, 1999       February 25, 2009     U.S. 5.95           U.S. One Month LIBOR                (1,793)             20,064
                                                                  Plus Three Basis Points
---------------------------------------------------------------------------------------------------------------------------------
March 29, 1999          October 9, 2007       JPY 2.125           U.S. Three Month LIBOR              (3,784)             30,000
                                                                  Minus Two and Half
                                                                  Basis Points
---------------------------------------------------------------------------------------------------------------------------------
April 6, 1999           October 9, 2007       JPY 2.125           U.S. Three Month LIBOR              (4,189)             26,400
                                                                  Minus One Basis Point
---------------------------------------------------------------------------------------------------------------------------------
June 25, 1999           June 25, 2009         U.S. 6.06           U.S. One Month LIBOR                (2,464)             25,295
                                                                  Plus Three and Half
                                                                  Basis Points
---------------------------------------------------------------------------------------------------------------------------------
July 1, 1999            June 25, 2009         U.S. 6.39           U.S. One Month LIBOR                (1,701)             15,247
                                                                  Plus Three and Half
                                                                  Basis Points
---------------------------------------------------------------------------------------------------------------------------------
September 27, 1999      March 25, 2008        U.S. 6.29           U.S. One Month LIBOR                (3,763)             41,629
                                                                  Plus Five Basis Points
---------------------------------------------------------------------------------------------------------------------------------
September 27, 1999      March 25, 2009        U.S. 5.858          U.S. One Month LIBOR                (2,361)             27,308
                                                                  Plus Four Basis Points
---------------------------------------------------------------------------------------------------------------------------------
November 26, 1999       April 25, 2009        U.S. 6.04           U.S. One Month LIBOR                (1,415)             14,978
                                                                  Plus Four Basis Points
---------------------------------------------------------------------------------------------------------------------------------
June 26, 2000           October 1, 2007       U.S. 6.68           U.S. One Month LIBOR                  (767)              8,032
                                                                  Plus One and Half Basis
                                                                  Points
---------------------------------------------------------------------------------------------------------------------------------
June 26, 2000           October 1, 2008       U.S. 6.26           U.S. One Month LIBOR                  (890)              9,015
---------------------------------------------------------------------------------------------------------------------------------
August 1, 2000          December 1, 2007      U.S. 6.42           U.S. One Month LIBOR                  (660)              7,000
---------------------------------------------------------------------------------------------------------------------------------
August 1, 2000          October 1, 2006       U.S. 7.20           U.S. One Month LIBOR                (2,284)             26,714
                                                                  Minus Two Basis Points
---------------------------------------------------------------------------------------------------------------------------------
October 2, 2000         June 1, 2007          U.S. 7.007          U.S. One Month LIBOR                  (631)              6,421
                                                                  Minus Two Basis Points
---------------------------------------------------------------------------------------------------------------------------------
October 2, 2000         July 1, 2007          U.S. 7.405          U.S. One Month LIBOR                  (834)              7,436
                                                                  Minus Two Basis Points
---------------------------------------------------------------------------------------------------------------------------------
November 2, 2000        October 9, 2007       JPY 2.125           U.S. Three Month LIBOR                (631)             15,000
                                                                  Minus Two Basis Points
---------------------------------------------------------------------------------------------------------------------------------
March 25, 2001          October 25, 2007      U.S. 6.94           U.S. One Month LIBOR                  (777)              7,418
                                                                  Plus Two Basis Points
---------------------------------------------------------------------------------------------------------------------------------
September 4, 2001       October 16, 2006      U.S. 7.20           U.S. One Month LIBOR                (1,508)             17,810
                                                                  Plus Two Basis Points
---------------------------------------------------------------------------------------------------------------------------------
October 2, 2001         October 16, 2006      U.S. 7.20           U.S. One Month LIBOR                  (745)              8,905
                                                                  Plus Seven Basis Points
---------------------------------------------------------------------------------------------------------------------------------
January 2, 2002         October 16, 2006      U.S. 7.20           U.S. One Month LIBOR                  (740)              8,905
                                                                  Plus Ten Basis Points
---------------------------------------------------------------------------------------------------------------------------------
May 1, 2002             October 25, 2007      U.S. 6.63           U.S. One Month LIBOR                  (854)              8,989
                                                                  Plus One Basis Point
---------------------------------------------------------------------------------------------------------------------------------
May 3, 2002             August 25, 2007       U.S. 6.74           U.S. One Month LIBOR                  (966)             10,000
                                                                  Plus One Basis Point
---------------------------------------------------------------------------------------------------------------------------------
August 25, 2002         August 25, 2007       U.S. 4.90           U.S. One Month LIBOR                (1,198)             26,500
                                                                  Plus Five Basis Points
---------------------------------------------------------------------------------------------------------------------------------
September 25, 2002      June 25, 2007         U.S. 7.007          U.S. One Month LIBOR                (1,064)             11,101
                                                                  Plus Seven Basis Points
---------------------------------------------------------------------------------------------------------------------------------
October 25, 2002        May 25, 2006          U.S. 6.83           U.S. One Month LIBOR                  (571)              9,018
                                                                  Plus Seven Basis Points
---------------------------------------------------------------------------------------------------------------------------------
March 21, 2003          February 25, 2009     U.S. 5.945          U.S. One Month LIBOR                (1,374)             15,806
                                                                  Plus Nine Basis Points
---------------------------------------------------------------------------------------------------------------------------------
May 8, 2003             July 25, 2006         U.S. 7.239          U.S. One Month LIBOR                  (817)             10,807
                                                                  Plus Seven Basis Points
---------------------------------------------------------------------------------------------------------------------------------
August 1, 2003          April 1, 2008         U.S. 6.568          U.S. One Month LIBOR                (1,318)             12,950
                                                                  Plus Ten Basis Points
---------------------------------------------------------------------------------------------------------------------------------
August 1, 2003          October 1, 2007       U.S. 6.812          U.S. One Month LIBOR                (2,400)             24,348
                                                                  Plus Ten Basis Points
---------------------------------------------------------------------------------------------------------------------------------
October 9, 2003         October 1, 2007       U.S. 6.96           U.S. One Month LIBOR                (1,669)             16,105
                                                                  Plus Five Basis Points
---------------------------------------------------------------------------------------------------------------------------------
April 1, 2004           August 25, 2007       U.S. 6.74           U.S. One Month LIBOR                (1,997)             20,915
                                                                  Plus Five Basis Points              -------             ------


Total Swaps- Fair Value Hedges                                                                     $ (71,181)        $   708,553
------------------------------                                                                     ----------        -----------

January 17, 2001        March 26, 2008        JPY 1.75            U.S. 5.80                        $    (298)        $    18,000
                                                                                                   ----------        -----------
Other Swap                                                                                              (298)             18,000
----------                                                                                         ----------        -----------

Total Swap Portfolio (Other liabilities)                                                           $ (71,479)        $   726,553
                                                                                                   ==========        ===========

The fair value of the swap portfolio was $(71,478,910) and $(94,597,757) at September 30, 2004 and December 31, 2003, respectively. The change in fair value was primarily due to changes in prevailing market interest rates.

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

The breakdown of the Company's securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below based on management's prepayment assumptions (see Note 4 under Item 1 for yield information) (actual maturities may differ from maturities shown below due to prepayments) (in thousands):

                                                        September 30, 2004
                                                        ------------------

                                           Due       Due       Due          Due         Due        Due         Due
                                           In       after     after        after       after      After       After
Non-Collateral                            2004       2004      2005         2006        2007       2008        2009       Total
--------------                            ----       ----      ----         ----        ----       ----        ----       -----

Fixed-Rate Instruments:
  Fixed-Rate REMICs..................    $  ---    $   ---   $    ---     $ 30,915   $    ---      $   ---   $  ---      $30,915
  Agency DUS.........................       ---        ---     82,158      127,948    129,227       66,905      ---      406,238
  Agency Debentures .................       ---        ---        ---      374,166    131,637          ---      ---      505,803
                                         ------    -------   --------     --------   --------      -------   ------     --------
Total Fixed-Rate Instruments.........       ---        ---     82,158      533,029    260,864       66,905      ---      942,956
                                         ------    -------   --------     --------   --------      -------   ------     --------

Floating-Rate Instruments:
  Floating-Rate REMICs...............       ---        ---        ---          578        ---          ---      ---          578
  Agency ARMs........................       ---        138      2,784          ---        ---          533      ---        3,455
  Agency Hybrid ARMs.................       ---        196        971          357      1,171          220    4,200        7,115
                                         ------    -------   --------     --------   --------      -------   ------     --------
Total Floating-Rate Instruments......       ---        334      3,755          935      1,171          753    4,200       11,148
                                         ------    -------   --------     --------   --------      -------   ------     --------

Total Non-Collateral                     $  ---    $   334   $ 85,913     $533,964   $262,035      $67,658   $4,200     $954,104
                                         ------    -------   --------     --------   --------      -------   ------     --------
Collateral
---------

Fixed-Rate Instruments:
  Fixed-Rate REMICs..................    $  ---    $   ---   $    ---     $    ---   $    ---      $   ---   $  ---     $    ---
  Agency DUS.........................       ---        ---        ---          ---        ---          ---      ---          ---
  Agency Debentures .................       ---        ---        ---          ---        ---          ---      ---          ---
                                            ---        ---        ---          ---        ---          ---      ---          ---
Total Fixed-Rate Instruments.........       ---        ---        ---          ---        ---          ---      ---          ---
                                            ---        ---        ---          ---        ---          ---      ---          ---

  Floating-Rate Instruments:
  Floating-Rate REMICs...............       ---      1,676        ---        3,955        912          ---      ---        6,543
  Agency ARMs........................       ---        633        158        1,700        528          ---    2,709        5,728
  Agency Hybrid ARMs.................       ---        ---        ---        4,300        946        3,108    1,696       10,050
                                         ------    -------   --------     --------   --------      -------   ------     --------
Total Floating-Rate Instruments......       ---      2,309        158        9,955      2,386        3,108    4,405       22,321
                                         ------    -------   --------     --------   --------      -------   ------     --------

Total Collateral.....................    $  ---    $ 2,309   $    158     $  9,955   $  2,386      $ 3,108   $4,405     $ 22,321
                                         ------    -------   --------     --------   --------      -------   ------     --------
September 30, 2004 Total Portfolio       $  ---    $ 2,643   $ 86,071     $543,919   $264,421      $70,766   $8,605     $976,425
                                         ======    =======   ========     ========   ========      =======   ======     ========






                                                        December 31, 2003
                                           Due       Due       Due          Due         Due        Due         Due
                                           In       after     after        after       after      After       After
Non-Collateral                            2003       2003      2004         2005        2006       2007        2008       Total
--------------                            ----       ----      ----         ----        ----       ----        ----       -----

Fixed-Rate Instruments:
  Fixed-Rate REMICs..................    $  ---   $   ---   $    ---     $ 10,000     $    ---   $   ---       $ ---    $    10,000
  Agency DUS.........................       ---       ---    111,830      106,861      152,963    68,251         ---        439,905
  Agency Debentures .................       ---       ---    109,974      335,760       60,496       ---         ---        506,230
                                         ------   -------   --------     --------     --------   -------      ------    -----------
Total Fixed-Rate Instruments.........       ---       ---    221,804      452,621      213,459    68,251         ---        956,135
                                         ------   -------   --------     --------     --------   -------      ------    -----------

Floating-Rate Instruments:
  Floating-Rate REMICs...............       ---       ---        797          ---          ---       ---         ---            797
  Agency ARMs........................     1,978     2,505        588          ---          ---       ---         ---          5,071
  Agency Hybrid ARMs.................       979     3,430        644          772        3,617       ---         ---          9,442
                                         ------   -------   --------     --------     --------   -------      ------    -----------
Total Floating-Rate Instruments......     2,957     5,935      2,029          772        3,617       ---         ---         15,310
                                         ------   -------   --------     --------     --------   -------      ------    -----------

Total Non-Collateral................     $2,957   $ 5,935   $223,833     $453,393     $217,076   $68,251      $  ---    $   971,445
                                         ------   -------   --------     --------     --------   -------      ------    -----------
Collateral
----------

Fixed-Rate Instruments:
  Fixed-Rate REMICs..................    $  298   $   ---   $    ---     $    ---     $    ---   $   ---      $  ---    $       298
  Agency DUS.........................       ---       ---        ---          ---          ---       ---         ---            ---
  Agency Debentures .................       ---       ---        ---          ---          ---       ---         ---            ---
                                            ---       ---        ---          ---          ---       ---         ---            ---
Total Fixed-Rate Instruments.........       298       ---        ---          ---          ---       ---         ---            298
                                            ---       ---        ---          ---          ---       ---         ---            ---

Floating-Rate Instruments:
  Floating-Rate REMICs...............     3,387       552      5,511          ---          ---     1,223         ---         10,673
  Agency ARMs........................       125     2,608        920        1,008          819       245       1,622          7,347
  Agency Hybrid ARMs.................       180     4,541        ---          ---        3,499     4,125         ---         12,345
                                         ------   -------   --------     --------     --------   -------      ------    -----------
Total Floating-Rate Instruments......     3,692     7,701      6,431        1,008        4,318     5,593       1,622         30,365
                                         ------   -------   --------     --------     --------   -------      ------    -----------

Total Collateral.....................    $3,990   $ 7,701   $  6,431     $  1,008     $  4,318   $ 5,593      $1,622    $    30,663
                                         ------   -------   --------     --------     --------   -------      ------    -----------
December 31, 2003 Total Portfolio        $6,947   $13,636   $230,264     $454,401     $221,394   $73,844      $1,622    $ 1,002,108
                                         ======   =======   ========     ========     ========   =======      ======    ===========


Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Company's evaluation, the President and Chief Financial Officer concluded that the disclosure controls and procedures as of September 30, 2004 were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as when required.

There have been no significant changes in the Company's internal control over financial reporting that occurred during the third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II

Item 1:  Legal Proceedings

         None.

Item 2: Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

     B) Current Reports on Form 8-K: NONE

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

                                              BNP U.S. FUNDING L.L.C.
                                              -----------------------
                                                           Registrant



Date: November 12, 2004                       By /s/ Oliver Meisel
                                                     ---------------------------
                                                     Olivier Meisel
                                                     President and Director

Date: November 12, 2004                       By /s/ Thomas Clyne
                                                     ------------------------
                                                     Thomas Clyne
                                                     Chief Financial Officer and
                                                     Director