Form 10-K/A
period 2003-12-31
BNP US FUNDING LLC
filed 2005-03-31
CIK 1054659

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|X|

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes| | No|X|

         All outstanding shares of Common Stock were held by BNP PARIBAS at December 31, 2003.

Number of Shares of Common Stock outstanding on December 31, 2003: 53,011


  Document incorporated by reference                  Part of Form 10-K
           in this Form 10-K                          which incorporated
 ------------------------------------       ------------------------------------
               None                                          --

Explanatory Note:
----------------

         Due to a clerical error, a draft version of the Company's annual report on Form 10-K for the year ended December 31, 2003 was filed instead of the final version. This Amendment No. 1 is the complete and final version that we intended to file when the annual report on Form 10-K for the year ended December 31, 2003 was filed and conforms the Form 10-K as filed to the version that was certified by the Company's President and Chief Financial Officer pursuant to Rules 13a-14(a) and 13a-14(b) under the Securities Exchange Act of 1934, as amended (Exchange Act).

         This Amendment No.1 continues to speak as of the date of the original filing and the Company has not updated the disclosures contained therein to reflect any events that occurred at a later date.

         No other changes are being made by means of this filing.


                                                       Form 10-K/A Index

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

PART II

 Item 5:      Market for Registrant's Common Equity and Related Securityholder Matters ..........................8

 Item 6:      Selected Financial Data ...........................................................................8

 Item 7:      Management's Discussion and Analysis of Financial Condition and Results of Operations .............9

 Item 7A:     Quantitative and Qualitative Disclosures About Market Risk .......................................13

 Item 8:      Financial Statements and Supplementary Data ......................................................17

 Item 9:      Changes In and Disagreements With Accountants on Accounting and
              Financial Disclosure .............................................................................31

 Item 9A:     Controls and Procedures ..........................................................................31

PART III

 Item 10:     Directors and Executive Officers of the Company ..................................................32

 Item 11:     Executive Compensation ...........................................................................33

 Item 12:     Security Ownership of Certain Beneficial Owners and Management ...................................33

 Item 13:     Certain Relationships and Related Transactions ...................................................33

 Item 14:     Principal Accountant Fees and Services ...........................................................33

 PART IV

 Item 15:     Exhibits, Financial Statement Schedules and Reports on Form 8-K ..................................34



FORWARD LOOKING DISCLOSURE STATEMENT

From time to time, the Company may publish, verbally or in written form, forward-looking statements relating to such matters as anticipated financial performance, economic conditions, interest rate levels, investment prospects and similar matters. In fact, this annual report on Form 10-K, as amended by Form 10-K/A, (or any other periodic reporting documents required by the Securities Exchange Act of 1934 Act, as amended(the "Exchange Act")) may contain forward-looking statements reflecting the current views of the Company concerning potential future events or developments. The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements. In order to comply with the terms of the "safe harbor," the Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties which may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: uncertainties relating to economic conditions and interest rate levels, and uncertainties relating to government and regulatory policies. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made.

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

Available Information

The Company files reports and other information with the Securities and Exchange Commission (the "SEC") pursuant to Section 13 or 15(d) of the Exchange Act. All such reports and other information may be read and copied at the Public Reference Room of the SEC, 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports and other information regarding registrants that file electronically with the SEC, including the Company.

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

Set forth below is a description, as of December 31, 2003, of the Portfolio. As of December 31, 2003, the Eligible Securities included in the Portfolio had an aggregate amortized cost of $1,002,108,253 and an estimated fair value of $1,119,769,704. The composition of the Portfolio, stated in terms of amortized cost, is presented in the following table:


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
                                                         =======              ==         ===========


Description of Types of Securities
----------------------------------

Floating-Rate REMICs
--------------------

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


Fixed-Rate REMICs
-----------------

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


Agency ARMs
-----------

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
                                                                                                                  ========

(1)"FN"=  FNMA; "G"=  GNMA; and  "FH"=  FHLMC


Agency Hybrid ARMs
------------------

The Agency Hybrid ARMs consist of securities having the timely payment of principal and interest generally guaranteed by FNMA and FHLMC. The securities consist of mortgages that have a fixed interest rate for a specified period of time, after which the interest rate resets annually at a rate equal to the then-current rate of the One-Year Constant Maturity Treasury Index (as defined above) plus a security net margin, except that pools underlying the Fannie Mae 422268 have a coupon that resets every three years at a rate equal to the then-current rate of the Three-Year Constant Maturity Treasury Index (as defined above) plus a security net margin. The interest rate of each ARM pool is subject to a periodic cap and a lifetime cap which vary by pool. The amortized cost of securities (in thousands):


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


Agency DUSs
-----------

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


Agency Debentures
-----------------

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

December 31, 2003
-----------------                    Life to
  Security                Current   Maturity         Maturity
Description               Coupon     (Years)           Date    Amortized Cost
-----------               ------    ------------       ----    --------------
FHLMC 3134A2DT2            5.75%       4.29          4-15-2008    $ 24,660
FNMA 31359MCY7             2.13        3.78          10-9-2007     129,400
FNMA 31359MDR1             1.75        4.24          3-26-2008      60,496
FNMA 31359MDU4             6.00        4.38          5-15-2008      46,379
FNMA 31364C5BO             6.44        3.62          8-14-2007      23,937
FNMA 31364C6C7             6.48        3.66          8-27-2007       7,497
FNMA 31364CU55             6.70        3.47          6-19-2007      12,185
FNMA 31364CYE2             6.68        3.18           3-5-2007      50,000
FNMA 31364MGH0             6.63        3.79         10-15-2007      52,629
FNMA 31364CYX0             6.80        3.20          3-14-2007      50,000
FNMA 31364C5Q7             6.55        3.64          8-20-2007      19,042
FNMA 31359MPZ0             3.25        3.88         11-15-2007      20,031
FHLMC 3134A4NW0            4.88        3.21          3-15-2007       9,974
                                                                  --------
  Total Agency Debentures                                         $506,230
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


Item 6: Selected Financial Data

The following table sets forth selected financial data for the years then ended (in thousands, except share and yield data):

                                            December 31,    December 31,     December 31,    December 31,    December 31,
                                                2003            2002             2001            2000            1999
                                           --------------- ---------------- --------------- --------------- ----------------

Income Statement:
-----------------
Interest income                            $   26,219       $   34,548      $   52,568      $   67,330       $   58,485
Net income                                     22,759           32,894          52,277          66,341           57,685
Average number of Redeemable
   Common Securities outstanding               53,011           53,011          53,011          53,011           53,011
Net income (loss) per Redeemable
   Common Security                           (300.52)         (109.34)          256.31          521.61           358.33

Balance Sheet:
--------------
Investment securities at carrying value     1,119,539        1,099,570       1,041,244       1,019,696          981,352
Total assets                                1,153,073        1,150,885       1,081,823       1,056,505        1,263,193
Series A Preferred Securities outstanding     500,000          500,000         500,000         500,000          500,000
Total Redeemable Common Securities,
   Preferred Securities, and
   Securityholders' Equity                 $1,055,514       $1,062,024      $1,051,702      $1,039,143       $1,030,131

Other Data:
-----------
Comprehensive income                       $   19,180       $   46,012      $   61,968      $   75,003       $   43,477
Dividends paid on Series A
   Preferred Securities                    $   38,690       $   38,690      $   38,690      $   38,690       $   38,690
Dividends paid on Redeemable
   Common Securities                       $        -       $        -      $   10,719      $   27,301       $   18,807
Number of Series A Preferred
   Securities outstanding                      50,000           50,000          50,000          50,000           50,000
Number of Redeemable Common
   Securities outstanding                      53,011           53,011          53,011          53,011           53,011
Average yield on investment securities
   (before results of hedging activities)       6.03%            6.02%           6.40%           6.39%            6.07%


Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion pertains to the years ended December 31, 2003, December 31, 2002 and December 31, 2001 (the "2003 Period", the "2002 Period" and the "2001 Period", respectively).

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

All of the Company's officers and all but one of the members of the Company's Board of Directors are officers and employees of the Branch or BNP Paribas or their affiliates.

The Company's sole business is to acquire, hold and manage debt instruments, largely consisting of mortgage obligations, in the Portfolio, which generate net income for distribution to securityholders. The Company's major source of income is interest generated by the securities in the Portfolio.

Results of Operations

For the 2003 Period, 2002 Period and 2001 Period, the Company had revenues of $26,219,327, $34,548,021 and $52,567,798, respectively. These amounts consisted of interest income on the investment securities, the unrealized gain/loss on hedged securities and derivatives used as hedging instruments, and interest on deposits. The decline in revenue is due to the low interest rate environment effecting the floating-rate instruments of the Company's swaps in 2003 as compared to 2002 and 2001.

For the 2003 Period, 2002 Period and 2001 Period, interest on the securities in the Portfolio amounted to $48,647,380, $48,742,745 and $50,881,325, respectively, representing an aggregate yield of 6.03%, 6.02% and 6.40%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows (yield based on average amortized cost):

                                        2003                       2002                     2001
                            -------------------------  -------------------------  -------------------------
Floating-Rate REMICs.....   $       363,945     2.02%  $      965,385      2.73%  $      3,425,596    4.90%
Fixed-Rate REMICs........   $     1,506,191     6.61%  $    3,462,521      6.18%  $      3,170,738    6.51%
Agency ARMs..............   $       702,677     4.07%  $    1,989,080      5.87%  $      4,074,858    6.40%
Agency Hybrid ARMs.......   $     1,220,873     4.35%  $    2,568,276      5.04%  $      5,512,599    6.04%
Agency DUS...............   $    25,913,738     6.41%  $   21,435,634      6.31%  $     19,117,776    6.79%
Agency Debentures........   $    18,939,956     5.98%  $   18,321,849      6.24%  $     15,579,758    6.50%


The yield on Agency Debentures is based on U.S. dollar denominated securities which excludes the Japanese Yen denominated securities.

During the 2003 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICs were approximately 1.34%, 3.40% and 4.19%, respectively, when taking into account the income from the derivative products used to hedge these securities. During the 2002 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICS were approximately 1.84%, 3.93%, and 5.65%, respectively, when taking into account the income from the derivative products used to hedge these securities. During the 2001 Period, the yields on the Agency DUSs and Agency Debentures were approximately 4.96% and 4.78%, respectively, when taking into account the income from the derivative products used to hedge these securities.

The average amortized cost of the Portfolio during the 2003 Period, the 2002 Period and 2001 Period was $996,713,866, $993,381,314 and $983,343,224,
respectively. This reflects the following prepayments and reinvestments:

PREPAYMENTS                              2003           2002          2001
------------                         ------------   ------------  ------------
Floating-Rate REMICs..............   $ 13,857,026   $ 26,744,870  $ 33,209,726
Fixed-Rate REMICs.................   $ 36,011,701   $ 11,464,773  $  4,558,040
Agency ARMs.......................   $ 13,080,189   $ 21,818,440  $ 32,828,037
Agency Hybrid ARMs................   $ 15,560,694   $ 33,963,351  $ 36,295,472
Agency DUS........................   $ 17,763,221   $  3,652,294  $  4,100,197
Agency Debentures.................   $        ---   $        ---  $        ---


REINVESTMENTS                            2003           2002          2001
-------------                        ------------   ------------  ------------
Floating-Rate REMICs..............   $        ---   $        ---  $        ---
Fixed-Rate REMICs.................   $        ---   $ 10,000,000  $        ---
Agency ARMs.......................   $        ---   $        ---  $        ---
Agency Hybrid ARMs................   $        ---   $        ---  $        ---
Agency DUS........................   $ 92,159,666   $ 58,069,532  $ 49,267,414
Agency Debentures.................   $ 20,038,400   $  9,960,584  $ 72,206,900


The Company also recorded interest income from short-term investments for the 2003 Period, 2002 Period and 2001 Period of $309,122, $615,341, and $1,774,383,
respectively. These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio, (ii) prepayments of principal pending their reinvestment and (iii) short-term investments classified as cash equivalents.

As of December 31, 2003, 2002 and 2001, as calculated by aggregate amortized cost, approximately 49.48%, 50.70% and 52.71%, respectively, of the Portfolio consisted of collateralized mortgage obligations (Floating-Rate REMICs and Fixed-Rate REMICs) and mortgage backed securities (Agency ARMs, Agency Hybrid ARMs and Agency DUSs), and approximately 50.52%, 49.30%, and 47.29%, respectively, consisted of Agency Debentures. As of December 31, 2003, 2002 and 2001, floating rate securities accounted for approximately 4.56%, 8.99% and 17.11%, respectively, of the Portfolio's collateralized mortgage obligations and mortgage backed securities. In addition, a significant portion of the Agency Debentures and the Agency DUSs are hedged so that in all but one case, the fixed interest rates received on the bonds are converted into prevailing floating rates.

The aggregate market value of the securities in the Portfolio as of December 31, 2003, 2002 and 2001 was higher than the amortized cost by approximateFly 11.74%, 11.47% and 3.63%, respectively, due to a net decrease in interest rates from the time of their original purchase. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statements of Income, pursuant to application of SFAS 133 (Note
2). Unrealized gains and losses on the non-hedged securities are reported as a component of Other Comprehensive Income.

Operating expenses for the 2003 Period, 2002 Period and 2001 Period totaled $1,432,696, $1,406,521 and $1,229,832, respectively. Operating expenses consisted largely of fees paid to the Branch under the Services Agreement, fees to Citibank as Trustee, consulting fees and audit fees. The cost of Branch personnel servicing the Company is based on actual man-hours devoted to the activities of the Company and remains at arms length. Expenses incurred under the Services Agreement for the 2003 Period, 2002 Period and 2001 Period totaled $961,073, $1,109,960 and $807,343, respectively.

The Company's net income for the 2003 Period, 2002 Period and 2001 Period was $22,759,655, $32,893,445 and $52,276,636, respectively. The Company has declared and paid dividends for the 2003 Period, 2002 Period and 2001 Period as follows:

Security                 Amount            Date Paid
--------                 ------            ---------

Series A Preferred       $19,345,000       December 5, 2003
Series A Preferred       $19,345,000       June 5, 2003
Series A Preferred       $19,345,000       December 5, 2002
Series A Preferred       $19,345,000       June 5, 2002
Series A Preferred       $19,345,000       December 5, 2001
Series A Preferred       $19,345,000       June 5, 2001
Common Securities        $10,718,708       June 19, 2001

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

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments. The Company's sole liquidity needs are to acquire reinvestment securities as original securities repay or prepay and to pay dividends on the Series A Preferred Securities. The acquisition of reinvestment securities is funded with the proceeds of principal repayments or prepayments on original securities, and the payments of dividends on the Series A Preferred Securities are funded through interest income from the securities in the Portfolio. The low interest rate environment has adversely affected the Company's income. The Company has not declared dividends on the Common Securities since June 2001 in order to retain earnings available for the payment of dividends to the holders of the Series A Preferred Securities. Dividends to the Preferred Securityholders may be paid out of (i) net income, determined without regard to capital gains or losses, or (or (ii) amounts contributed by the Bank or the Branch to the Company's capital. As of December 31, 2003, the Branch has contributed a total of $16,000,000 of additional paid-in capital, which was used to facilitate the semi-annual payments of dividends to the holders of the Series A Preferred Securities.

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

All of the Company's outstanding hedging transactions are fair value hedges. For the years ended December 31, 2003 and 2002, the Company recognized gains of $534,474 and $1,225,111, respectively, in earnings related to the ineffective portion of fair value hedges. The fair value of these hedging instruments was $(94,253,884) and $(86,023,329) at December 31, 2003 and 2002, respectively, and has been recorded in "Other liabilities". It has been offset, except for the ineffective portion of the hedge, by the revaluation of the respective hedged investment securities. The fair value of the hedging instruments does not include accrued interest receivable and payable, which are shown separately on the balance sheet.

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

For the year ended December 31, 2003, the interest rate environment remained at a low but stable level. Therefore, the interest income generated by the Portfolio was stabilized at the level of income at the end of 2002. This situation has affected the Company's income through the floating rate component of the portfolio (floating-rate securities and fixed-rate securities converted to floating-rate instruments through interest rate swaps). It is anticipated that this situation may continue for 2004, and the income will remain linked to the evolution of the yield curve.

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
                                  =======     ======      ======     =======     =======      =======     ======        =======

Item 8:  Financial Statements and Supplementary Data

                         Report of Independent Auditors
                         ------------------------------

To the Board of Directors and Securityholders of BNP U.S. Funding L.L.C.:

In our opinion, the accompanying balance sheets and the related statements of income, of comprehensive income, of changes in redeemable common securities, preferred securities and securityholders' equity and of cash flows present fairly, in all material respects, the financial position of BNP U.S. Funding L.L.C. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in Note 2 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities, as amended, on January 1, 2001.






PricewaterhouseCoopers LLP
New York, New York
March 11, 2004

/s/ PricewaterhouseCoopers LLP

PART II

Item 8.

FINANCIAL STATEMENTS


                            BNP U.S. FUNDING L.L.C.
                                 BALANCE SHEETS
                      (in thousands, except per share data)



                                                                              December 31,
                                                                     -----------------------------
                                                                         2003            2002
                                                                     --------------  -------------

ASSETS

Cash and cash equivalents                                                  $ 25,181       $ 40,180

Investment securities (Notes 3 and 4)
Available-for-sale, at fair value                                         1,088,876      1,013,910

Receivable arising from payment for securities, pursuant
     to the application of SFAS 125, as replaced by
     SFAS 140 (Note 3)                                                       30,663         85,660

Accounts receivable                                                              54          1,052

Accrued interest receivable                                                   8,299          8,400

Other asset                                                                       -          1,683
                                                                      --------------  -------------

TOTAL ASSETS                                                            $ 1,153,073    $ 1,150,885
                                                                      ==============  =============

LIABILITIES

Accrued interest payable                                                    $ 2,719        $ 2,634
Accrued expenses                                                                242            204
Other liabilities                                                            94,598         86,023
                                                                      --------------  -------------

TOTAL LIABILITIES                                                            97,559         88,861
                                                                      --------------  -------------

Redeemable common securities, par value and redeemable
     value $10,000 per security; 150,000 securities authorized,
     53,011 securities issued and outstanding (Note 5)                      530,110        530,110
Preferred securities, liquidation preference $10,000 per
     security; 150,000 securities authorized, 50,000 securities
     issued and outstanding                                                 500,000        500,000
Additional paid-in capital                                                      229          1,044
Accumulated other comprehensive income                                       22,969         26,548
Retained earnings                                                             2,206          4,322
                                                                      --------------  -------------

TOTAL REDEEMABLE COMMON SECURITIES,
     PREFERRED SECURITIES AND
     SECURITYHOLDERS' EQUITY                                              1,055,514      1,062,024
                                                                      --------------  -------------

TOTAL LIABILITIES AND TOTAL REDEEMABLE
     COMMON SECURITIES, PREFERRED
     SECURITIES AND SECURITYHOLDERS' EQUITY                             $ 1,153,073    $ 1,150,885
                                                                      ==============  =============

The accompanying Notes to Financial Statements are an integral part of these statements.

                     BNP U.S. FUNDING L.L.C.

                      STATEMENTS OF INCOME
              (in thousands, except per share data)





                                                                     For the Years Ended December 31,
                                                                  ----------------------------------------
                                                                     2003          2002           2001
                                                                  -----------   -----------    -----------
INTEREST INCOME
Collateralized Mortgage Obligations:
     Floating-Rate REMICs                                              $ 364         $ 965        $ 3,425
     Fixed-Rate REMICs                                                   956         3,165          3,171
Mortgage Backed Securities:
     Agency ARMs                                                         703         1,989          4,075
     Agency Hybrid ARMs                                                1,221         2,568          5,513
     Agency DUSs                                                       5,413         6,251         13,959
Agency Debentures                                                     17,253        18,995         20,650
Interest on deposits                                                     309           615          1,775
                                                                  -----------   -----------    -----------
Total                                                                 26,219        34,548         52,568
                                                                  -----------   -----------    -----------

NONINTEREST EXPENSE

Other financial instrument                                            (2,027)         (248)             -
Fees and expenses                                                     (1,433)       (1,406)        (1,230)
                                                                  -----------   -----------    -----------
                                                                      (3,460)       (1,654)        (1,230)
                                                                  -----------   -----------    -----------

Cumulative effect of the change in accounting principle for
  derivative and hedging activities (SFAS 133)                             -             -            939
                                                                  -----------   -----------    -----------

NET INCOME APPLICABLE TO PREFERRED AND
     REDEEMABLE COMMON SECURITIES                                  $  22,759     $  32,894       $ 52,277
                                                                  ===========   ===========    ===========

NET INCOME (LOSS) PER REDEEMABLE
     COMMON SECURITY                                               $ (300.52)    $ (109.34)      $ 256.31
                                                                  ===========   ===========    ===========

The accompanying Notes to Financial Statements are an integral part of these statements.

                  BNP U.S. FUNDING L.L.C.

             STATEMENTS OF COMPREHENSIVE INCOME
                       (in thousands)



                                                                       For the Years Ended December 31,
                                                                     -------------------------------------
                                                                       2003          2002         2001
                                                                     ----------    ----------  -----------



NET INCOME                                                            $ 22,759      $ 32,894     $ 52,277


OTHER COMPREHENSIVE INCOME (LOSS)

Net change in unrealized gain (loss) in fair value
     of available-for-sale securities that are not treated
     as collateral (Note 3) and that are not hedged by
     derivative instruments                                             (3,579)       13,118       10,630

Transition adjustment pursuant to the application
  of SFAS 133                                                                -             -         (939)
                                                                     ----------    ----------  -----------

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)                                 (3,579)       13,118        9,691
                                                                     ----------    ----------  -----------


COMPREHENSIVE INCOME                                                  $ 19,180      $ 46,012     $ 61,968
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

                             BNP U.S. FUNDING L.L.C.

              STATEMENT OF CHANGES IN REDEEMABLE COMMON SECURITIES,
                PREFERRED SECURITIES AND SECURITYHOLDERS' EQUITY
                                 (in thousands)



                                                       For the Years Ended December 31, 2001, 2002 and 2003
                              -----------------------------------------------------------------------------------------------------
                                                                                                                      Total
                                                                                                                    Redeemable
                                                                               Accumulated                       Common Securities,
                                Redeemable                     Additional        Other                          Preferred Securities
                                  Common         Preferred      Paid-in       Comprehensive      Retained       and Securityholders'
                                Securities      Securities      Capital          Income          Earnings             Equity
                              ---------------  -------------- -----------    ---------------   --------------   -------------------


Balance at December 31, 2000       $ 530,110      $ 500,000    $       6        $   3,739        $   5,288            $1,039,143

Net income                                                                                          52,277                52,277

Other comprehensive income                                                          9,691                                  9,691

Dividends paid - preferred
securities                                                                                         (38,690)              (38,690)

Dividends paid - common
securities                                                                                         (10,719)              (10,719)
                                   ---------      ---------    ---------        ---------        ----------            ---------

Balance at December 31, 2001         530,110        500,000            6           13,430            8,156             1,051,702

Net income                                                                                          32,894                32,894

Other comprehensive income                                                         13,118                                 13,118

Additional paid-in capital                                         3,000                                                   3,000

Dividends paid - preferred
securities                                                        (1,962)                          (36,728)              (38,690)
                                   ---------      ---------    ---------        ---------        ---------             ----------

Balance at December 31, 2002         530,110        500,000        1,044           26,548            4,322             1,062,024

Net income                                                                                          22,759                22,759

Other comprehensive loss                                                           (3,579)                                (3,579)

Additional paid-in capital                                        13,000                                                  13,000

Dividends paid - preferred
securities                                                       (13,815)                          (24,875)              (38,690)
                                   ---------      ---------    ---------        ---------        ---------             ----------

Balance at December 31, 2003       $ 530,110      $ 500,000    $     229        $  22,969        $   2,206            $1,055,514
                                   =========      =========    =========        =========        =========            ===========



The accompanying Notes to Financial Statements are an integral part of these statements.

                       BNP U.S. FUNDING L.L.C.

                       STATEMENTS OF CASH FLOWS
                            (in thousands)



                                                                                    For the Years Ended December 31,
                                                                       ---------------------------------------------------------
                                                                              2003                 2002               2001
                                                                       -------------------   ------------------  ---------------
OPERATING ACTIVITIES

Net income                                                                       $ 22,759             $ 32,894         $ 52,277
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Amortization                                                                   1,143                1,491            1,360
     Loss on other financial instrument                                             2,027                  248                -
     Gain on hedge activity                                                          (534)              (1,225)            (102)
Changes in assets and liabilities:
     Interest receivable                                                              101               (1,076)            (888)
     Accounts receivable                                                              996                1,119           (2,171)
     Accrued expenses                                                                  39                   67               86
     Accrued interest payable                                                          85                1,456            1,178
     Payable for securities purchased                                                   -               (9,802)           9,802
     Cumulative effect of the change in accounting principle
       for derivatives and hedging activities ( SFAS 133)                               -                    -             (939)
                                                                                ---------            ---------        ---------
Net cash provided by operating activities                                          26,616               25,172           60,603
                                                                                ---------            ---------        ---------

INVESTING ACTIVITIES

Purchase of investment securities:
     Agency DUSs                                                                  (92,160)             (58,069)         (72,207)
     Agency Debentures                                                            (20,038)              (9,961)         (49,267)
     Agency Fixed Rate REMICs                                                           -              (10,000)               -
Proceeds from principal payments of securities
  available-for-sale, not treated as collateral                                    41,654               48,749           54,886
Proceeds from principal payments of securities
  available-for-sale, treated as collateral                                        54,619               48,895           56,105
                                                                                ---------            ---------        ---------
Net cash provided by (used in) investing activities                               (15,925)              19,614          (10,483)
                                                                                ---------            ---------        ---------

FINANCING ACTIVITIES

Additional paid-in capital                                                         13,000                3,000                -
Cash dividends - common securities                                                      -                    -          (10,719)
Cash dividends - preferred securities                                             (38,690)             (38,690)         (38,690)
                                                                                ---------            ----------       ---------
Net cash used in financing activities                                             (25,690)             (35,690)         (49,409)
                                                                                ---------            ----------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (14,999)               9,096              711

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                       40,180               31,084           30,373
                                                                                ---------            ---------        ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                                           $ 25,181             $ 40,180         $ 31,084
                                                                                =========            =========        =========

NONCASH FINANCING AND INVESTING ACTIVITIES

Decrease in receivable arising from payment for securities, pursuant
  to the application of SFAS 125, as replaced by SFAS 140 (Note 3)               $ 54,997             $ 49,595         $ 57,174


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

PREFERRED SECURITIES

The Series A Preferred Securities will not be redeemable prior to December 5, 2007. On or after December 5, 2007, the Series A Preferred Securities will be redeemable at the option of the Company, in whole or in part, at a redemption price of $10,000 per security. Prior to December 5, 2007, the Company will also have the right to redeem the Series A Preferred Securities upon the occurrence of a Regulatory Event, which is defined as either a Change of Capital Event or a Tax Event, for a redemption price equal to the higher of $10,000 per security or a Make-Whole Amount per security. A "Change of Capital Event" means a notification to the Bank by the French Banking Commission (Commission Bancaire) of its determination that the Series A Preferred Securities do not constitute Tier 1 capital of BNP PARIBAS on a consolidated basis for purposes of the application of French banking regulations. A "Tax Event" means the receipt by the Company of an opinion of a nationally recognised law firm that there is more than an insubstantial risk that (i) the Company is, or will be subject to more than a de minimis amount of additional taxes, duties or other governmental charges or civil claims or (ii) the payments on the Series A Preferred Securities will not be respected as payments to Series A Preferred Securities for tax purposes, and, as a result, the bank is or will be subject to more than a de minimis amount of additional taxes, duties, governmental charges or civil claims. The "Make-Whole Amount" consists of the present value of the liquidation preference of the Series A Preferred Securities at December 5, 2007 together with the present values of scheduled noncumulative dividend payments to December 5, 2007.

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

NOTE 4--INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale securities were as follows based on management's prepayment assumptions (in thousands):

December 31, 2003
-----------------
                                                                    Gross Unrealized  Gross Unrealized
 Non-Collateral                                 Amortized Cost           Gains             Losses         Fair Value
 --------------                                ---------------      ---------------   ----------------   ------------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                             $      797          $    ---          $     8        $      789
   Fixed-Rate REMICs                                    10,000             1,276              ---            11,276
Mortgage Backed Securities:
   Agency ARMs                                           5,071                 6               18             5,059
   Agency Hybrid ARMs                                    9,442               182               15             9,609
   Agency DUSs                                         439,905            50,006              ---           489,911
Agency Debentures                                      506,230            66,002              ---           572,232
                                                    ----------          --------          -------        ----------
     Total Non-Collateral                           $  971,445          $117,472          $    41        $1,088,876
                                                    ----------          --------          -------        ----------
Collateral
----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                             $   10,673          $    ---          $   117        $   10,556
   Fixed-Rate REMICs                                       298               ---              ---               298
Mortgage Backed Securities:
   Agency ARMs                                           7,347               138                3             7,482
   Agency Hybrid ARMs                                   12,345               255               42            12,558
   Agency DUSs                                             ---               ---              ---               ---
Agency Debentures                                          ---               ---              ---               ---
                                                    ----------          --------          -------        ----------
     Total Collateral                               $   30,663          $    393          $   162        $   30,894
                                                    ----------          --------          -------        ----------
December 31, 2003 Total Portfolio                   $1,002,108          $117,865          $   203        $1,119,770
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
---------------------------------                   ==========          ========          =======        ==========


The breakdown of the Company's available-for-sale securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below based on management's prepayment assumptions (Actual maturities may differ from maturities shown below due to prepayments) (in thousands):

December 31, 2003
-----------------
                                                   Due in      Due after 1     Due after 5
                                                   1 year       through 5       through 10     Due after 10
Non-Collateral                                     or less       years            years           years          Total
--------------                                  -----------    ----------      -----------     ------------   -----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                          $    ---      $     797        $    ---        $    ---      $      797
   Fixed-Rate REMICs                                  ---         10,000             ---             ---          10,000
Mortgage Backed Securities:
   Agency ARMs                                      1,978          3,093             ---             ---           5,071
   Agency Hybrid ARMs                                 979          8,463             ---             ---           9,442
   Agency DUSs                                        ---        371,653          68,252             ---         439,905
Agency Debentures                                     ---        506,230             ---             ---         506,230
                                                 --------      ---------        --------        --------      ----------
     Total Non-Collateral                        $  2,957      $ 900,236        $ 68,252        $    ---      $  971,445
                                                 --------      ---------        --------        --------      ----------
Collateral
----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                          $  3,387      $   6,064        $  1,222        $    ---      $   10,673
   Fixed-Rate REMICs                                  298            ---             ---             ---             298
Mortgage Backed Securities:
   Agency ARMs                                        125          5,355             246           1,621           7,347
   Agency Hybrid ARMs                                 180          8,040           4,125             ---          12,345
   Agency DUSs                                        ---            ---             ---             ---             ---
Agency Debentures                                     ---            ---             ---             ---             ---
                                                 --------      ---------        --------        --------      ----------
     Total Collateral                            $  3,990      $  19,459        $  5,593        $  1,621      $   30,663
                                                 --------      ---------        --------        --------      ----------
December 31, 2003 Total Portfolio                $  6,947      $ 919,695        $ 73,845        $  1,621      $1,002,108
---------------------------------                ========      =========        ========        ========      ==========


December 31, 2002
-----------------

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

                             BNP U.S. FUNDING L.L.C.

                   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                      (in thousands, except per share data)



                                               First Quarter   Second Quarter  Third Quarter   Fourth Quarter    Total
INTEREST INCOME:                               ------------    --------------  -------------   -------------  ------------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                         $    130        $    108         $     73       $     53        $    364
   Fixed-Rate REMICs                                 473             281              148             54             956
Mortgage Backed Securities:
   Agency ARMs                                       240             200              141            122             703
   Agency Hybrid ARMs                                419             318              246            238           1,221
   Agency DUSs                                     1,312           1,406            1,324          1,371           5,413
Agency Debentures                                  4,211           3,942            5,168          3,932          17,253
Interest on deposits                                 102              89               64             54             309
                                                --------        --------         --------       --------        --------
Total                                              6,887           6,344            7,164          5,824          26,219
                                                --------        --------         --------       --------        --------
NONINTEREST EXPENSE (INCOME)
Fees and expenses                                    332             388              344            369           1,433
Other financial instrument                           304            (909)           1,594          1,038           2,027
                                                --------        --------         --------       --------        --------
                                                     636            (521)           1,938          1,407           3,460
                                                --------        --------         --------       --------        --------

NET INCOME APPLICABLE TO PREFERRED AND
   REDEEMABLE COMMON SECURITIES
                                                $  6,251        $  6,865         $  5,226       $  4,417        $ 22,759
                                                ========        ========         ========       ========        ========
NET INCOME (LOSS) PER REDEEMABLE COMMON
   SECURITY                                     $ 117.92        $(235.42)        $  98.58       $(281.60)       $(300.52)
                                                ========        ========         ========       ========        ========

Item 9: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2003, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the Company's evaluation, the President and Chief Financial Officer concluded that the disclosure controls and procedures are effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as when required. There have been no significant changes in the Company's internal control over financial reporting that occurred during the fourth fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 10: Directors and Executive Officers of the Company

The following table sets forth information concerning the directors and executive officers of the Company. The directors serve 3-year terms (5 years in the case of the independent director), subject to earlier resignation or removal. On August 12, 2002, the Board of Directors of the Company elected John Powers as Secretary, Thomas Clyne as Chief Financial Officer and Diana Mitchell as Assistant Secretary. Donald J. Puglisi, the independent director, was reappointed by the Board of Directors and the Branch, as holder of the Common Securities of the Company, and his current term of office commenced as of December 5, 2002. On November 29, 2002, Olivier Meisel became President and Director. On March 23, 2003, Thomas Clyne was appointed a Director. On August 22, 2003 Michel Eydoux replaced Georges Chodron de Courcel as Chairman and Director. On December 5, 2003, Martine Billeaud and Sady Karet were reappointed as Directors.

     Name and Age                               Position and Offices Held
     ------------                               -------------------------
     Michel Eydoux (53)                         Chairman and Director
     Martine Billeaud (58)                      Director
     Olivier Meisel (40)                        President and Director
     John D. Powers (52)                        Secretary
     Donald J. Puglisi (58)                     Independent Director
     Sady Karet (49)                            Treasurer and Director
     Thomas Clyne (47)                          Chief Financial Officer
                                                and Director
     Diana E. Mitchell (48)                     Assistant Secretary

The following is a summary of the experience of the executive officers and directors of the Company:

Michel Eydoux is currently Head of Treasury and Asset and Liability Management of BNP PARIBAS, and a member of the Executive Committee for Corporate and Investment Banking. Born in 1950, he graduated in 1973 from Ecole des Hautes Etudes Commerciales de Paris. He started his career with Banque Paribas, where he handled several assignments. In 1989, he was appointed Deputy General Manager for Paribas in Spain and in 1991, Head of ALM Treasury for Paribas. He was appointed to his current position in 1999.

Martine Billeaud is in charge of the Bank's medium and long term funding activities related to Asset and Liability Management. She was previously responsible for domestic treasury business. Ms. Billeaud was born in Choisy-le-Roi, France in 1945.

Olivier Meisel is in charge of the ALM Treasury activities for BNP Paribas in North America. He began his career as a derivative trader in the Paris and London in offices of Banque Paribas before joining the ALM Treasury Metier in 1997. His previous position was as Head of ALM Treasury in Japan. Mr. Meisel was born in Suresnes, France in 1963.

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

Donald J. Puglisi, the Independent Director, is the MBNA America Business Professor of Business Emeritus at the University of Delaware where he has been on the faculty since 1971. In addition, he is the Managing Director of Puglisi and Associates, a company which provides investment management, accounting and other administrative services to a variety of different companies. Mr. Puglisi holds a Directorship or Trusteeship in the following companies that are registered under either the Exchange Act or the 1940 Act: AJL PEPS Trust, Automatic Common Exchange Security Trust II, DECS Trust, DECS Trust II, Dole Food Automatic Common Exchange Security Trust, Great Lakes Fund, Inc., Huron Investment Fund, Inc., Mandatory Common Exchange Trust, Nextel STRYPES Trust, Select Asset Fund, Series 1, Inc., Select Asset Fund, Series 2, Inc., Snyder STRYPES Trust, and WBK STRYPES Trust.

Sady Karet is Vice President in charge of Asset and Liability analysis of the Bank's US branches. He was previously posted in Hong Kong where he was in charge of Market Risks for North Asia (excluding Japan). Mr. Karet was born in Paris, France in 1954.

Thomas Clyne is a Managing Director in Finance responsible for U.S. Non-Banking subsidiaries of BNP Paribas in North America. Mr. Clyne has been with BNP Paribas since 1998. He has worked in the investment banking and financial services industry for twenty-eight years. Prior to joining the Bank, he worked for Credit Lyonnais as Managing Director and Chief Financial Officer of Credit Lyonnais Securities (USA) Inc. Mr. Clyne was born in Brooklyn, New York in 1956.

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

Audit Committee Financial Expect

The Board of Directors serves as the Audit Committee of the Company. The Board of Directors has sole and direct authority to engage, appoint, evaluate and replace the independent auditor. The Board of Directors has determined that Donald J. Puglisi is an Audit Committee Financial Expert as defined under the Exchange Act and is independent as defined in the listing standard of the New York Stock Exchange.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the President, Chief Financial Officer, Controller and other persons performing similar functions. A copy of the Code of Ethics is filed as an exhibit to this Annual Report on Form 10-K.

Item 11: Executive Compensation

The Independent Director, Donald J. Puglisi, receives director's fees of $6,000 per year. All of the other members of the Company's Board of Directors and Officers are also Officers or employees of the Branch or the Bank or their affiliates and do not receive compensation from the Company or additional compensation from the Branch or the Bank or any affiliate for services rendered to the Company.

Item 12: Security Ownership of Certain Beneficial Owners and Management

None.

Item 13: Certain Relationships and Related Transactions

Reference is hereby made to Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company's various relationships with the Bank, including the Branch, the sole holder of all its outstanding Common Securities.

Item 14: Principal Accountant Fees and Services

Set forth below are the services rendered and related fees billed by PricewaterhouseCoopers LLP for 2003 and 2002:

                                                       2003              2002
                                                   -----------        ----------
Audit Fees
----------
Financial Statement Audit                            $ 48,500          $ 16,500

Audit-Related Fees                                       ---               ---
------------------

Tax Fees
--------
Tax preparation-Partnership K-1s                       54,000            48,545

Other Fees                                               ---               ---
----------                                         -----------        ----------
Total fees                                           $102,500          $ 65,045
                                                   ===========        ==========

Engagement of the Independent Auditor

The Board of Directors is responsible for approving every engagement audit or non-audit service before any service is provided.

Auditor Selection for 2004

PricewaterhouseCoopers LLP has been selected to serve as the Company's independent auditor for the year ended December 31, 2004

Item 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K

EXHIBITS AND CURRENT REPORTS ON FORM 8-K

         A) Exhibits:

               11) Computation of net (loss) per common security

               12) (a) Computation of ratio of earnings to fixed charges
                   (b) Computation of ratio of earnings to fixed charges and
                       preferred security dividends

               14) Code of Ethics for the President, Chief Financial Officer, Controller, and other persons performing similar functions

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

                                      BNP U.S. FUNDING L.L.C.
                                      -----------------------
                                                     Registrant



Date: March 30, 2005                  By  /s/ Oliver Meisel
                                          -----------------------
                                           Olivier Meisel
                                           President and Director

Date: March 30, 2005                  By  /s/ Thomas Clyne
                                          ----------------------
                                           Thomas Clyne
                                           Chief Financial Officer and Director