Form 10-K
period 2004-12-31
BNP US FUNDING LLC
filed 2005-03-31
CIK 1054659

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2004

                        Commission file number: 000-23745



                             BNP U.S. Funding L.L.C.
                             -----------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                    13-3972207
                --------                                    ----------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

   787 Seventh Avenue, New York, N.Y.                          10019
   ----------------------------------                       ----------
(Address of principal executive offices)                    (Zip Code)

               Registrant's telephone number, including area code:
                                 (212) 841-2000
                                 --------------
        Securities registered pursuant to Section 12(b) of the Act: None

                                               Name of Each Exchange on
             Title of Each Class                  which Registered
        ------------------------------     ------------------------------
                   None                                 None

           Securities registered pursuant to Section 12(g) of the Act:

                  Noncumulative Preferred Securities, Series A
       (Liquidation Preference US$10,000 per Series A Preferred Security)
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No| |

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes|_| No |X|

         All outstanding shares of Common Stock were held by BNP PARIBAS at December 31, 2004.

         Number of Shares of Common Stock outstanding on December 31, 2004:
53,011

                                 Form 10-K Index

                                                                    PAGE
                                                                    ----
PART I
 Item 1:      Business                                               3

 Item 2:      Properties                                             8

 Item 3:      Legal Proceedings                                      8

 Item 4:      Submission of Matters to a Vote of Securityholders     8

PART II

 Item 5:      Market for Registrant's Common Equity, Related
              Securityholder Matters and Issuer
              Purchases of Equity Securities                         8

 Item 6:      Selected Financial Data                                8

 Item 7:      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    9

 Item 7A:     Quantitative and Qualitative Disclosures About
              Market Risk                                           13

 Item 8:      Financial Statements and Supplementary Data           17

 Item 9:      Changes In and Disagreements with Accountants on
              Accounting and Financial Disclosure                   32

 Item 9A:     Controls and Procedures                               32

 Item 9B:     Other Information                                     33



PART III

 Item 10:     Directors and Executive Officers of the Company       33

 Item 11:     Executive Compensation                                34

 Item 12:     Security Ownership of Certain Beneficial Owners
              and Management and Related Stockholder Matters        34

 Item 13:     Certain Relationships and Related Transactions        34

 Item 14:     Principal Accountant Fees and Services                34

 PART IV

 Item 15:     Exhibits and Financial Statement Schedules            35

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

General
-------

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

The Company was initially capitalized on October 14, 1997, with the issuance to the Branch of one share of the Company's redeemable common securities, $10,000 par value (the "Common Securities"). On December 5, 1997 (inception), the Company commenced operations concurrent with the issuance of 50,000 non-cumulative preferred securities, Series A, liquidation preference $10,000 per security (the "Series A Preferred Securities"), to qualified institutional buyers, and the issuance of an additional 53,010 Common Securities to the Branch. These issuances raised in the aggregate $1,030,115,873 of net capital (including $5,873 of additional paid-in capital). This entire amount was used to acquire a portfolio of debt securities (the "Initial Portfolio") at their fair values from the Branch. The Branch contributed additional paid-in capital of $6,800,000, $8,500,000, $7,500,000, $5,500,000 and $3,000,000, on December 2,
2004, June 3, 2004, December 3, 2003, June 3, 2003, and December 3, 2002,
respectively.

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

General Description of the Portfolio

Types of Eligible Securities
----------------------------

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

Set forth below is a description, as of December 31, 2004, of the Portfolio. As of December 31, 2004, the Eligible Securities included in the Portfolio had an aggregate amortized cost of $915,913,378 and an estimated fair value of $1,007,062,522. The composition of the Portfolio, stated in terms of amortized cost, is presented in the following table:

December 31, 2004
-----------------

                                              Percentage of
                                               Portfolio by                      Aggregate
                                                 Aggregate      Number of      Amortized Cost
                 Type of Security             Amortized Cost    Securities         ($000)
------------------------------------------  -----------------  ------------   ----------------
Floating-Rate REMICs......................          0.67%           7           $  6,213
Fixed-Rate REMICs.........................          3.38            1
                                                                                  30,915
Agency ARMs...............................          0.95           24              8,679
Agency Hybrid ARMs........................          1.76           17             16,097
Agency DUSs...............................         38.03           31            348,349
Agency Debentures.........................         55.21           13            505,660
                                                   -----           --            -------
     December 31, 2004 Total Portfolio            100.00%          93           $915,913
                                                 ========         ===            =======

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

December 31, 2004
-----------------

                                                                       Weighted
                                              Current                  Average
                 Series                        Coupon    Life Cap    Life (Years)   Maturity Date    Amortized Cost
-------------------------------------------- ---------  ----------  -------------  ---------------  ----------------
FANNIE MAE 1993-210 FB......................    2.84%      9.00%        .32          10-25-2022       $    930
FANNIE MAE 1997-28 FA.......................    1.94      10.00        4.86           5-25-2027            902
FANNIE MAE 1990-121 F.......................    3.24      11.50        2.77          10-25-2020          1,385
FANNIE MAE 1992-141 FA......................    2.94      10.50         .94           8-25-2007            277
Morgan Stanley Mortgage Trust 41 Class 1(1).    3.06      10.00        2.36           2-20-2022            665
FREDDIE MAC 1040 H..........................    3.39      11.00        2.66           2-15-2021          1,522
FANNIE MAE G92 60 F.........................    2.61      10.00        2.46          10-25-2022            532
                                                                                                         -----
    Total Floating-Rate REMICs                                                                        $  6,213
                                                                                                         =====

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

December 31, 2004
-----------------

                                                             Weighted
                                                              Average                         Amortized
             Series           Current Coupon    Life Cap    Life (Years)    Maturity Date        Cost
---------------------------  ----------------  ----------  --------------  ---------------   -------------
FANNIE MAE 1997-M5 C.......       6.74.           11.50          2.65            8-25-2007     $30,915
                                                                                                ======


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

December 31, 2004
-----------------

                                                              Weighted
                                                               Average
                                                                Life             Maturity
   Pool No. (1)             Current Coupon      Life Cap        (Years)            Date          Amortized Cost
  -------------            ----------------    ----------    -----------       ------------     -----------------
  FH 846384                    3.87%              11.77%        11.12             12-1-2026         $    520
  FN 313190                    4.04               12.12         10.80              9-1-2026              785
  FN 313242                    4.17               11.96          3.23             11-1-2026              217
  FN 313311                    3.85               11.86         10.48             12-1-2026              225
  FN 313377                    3.79               11.74          1.31              2-1-2027              522
  FN 313432                    4.09               11.84         12.74              2-1-2027              157
  FN 363057                    3.58               11.38         13.26              2-1-2027               51
  FN 363070                    3.45               11.49         13.38              3-1-2027               71
  FN 367349                    3.60               11.98           .93             12-1-2026               15
  FN 370478                    3.59               11.37         13.37              2-1-2027               72
  FN 370479                    3.59               11.31          6.13              3-1-2027               94
  FN 374711                    3.40               11.72         13.15              7-1-2027              230
  FN 378243                    3.73               12.23         13.52              7-1-2027               56
  FN 391247                    3.71               11.37         12.51              4-1-2027              790
  FN 394850                    4.21               12.07         13.65              7-1-2027               34
  FN 397901                    4.30               11.89           .49              8-1-2027               88
  FH 610727                    3.64               12.35         11.43              5-1-2027              164
  G  280094                    3.75               11.00          2.75             7-20-2027            1,351
  G   28506                    6.75               12.50          2.35             9-20-2024            1,637
  G  280001                    4.63               11.00          1.37            10-20-2026               96
  FH 786213                    6.84               12.55          2.34             12-1-2027              624
  FH 785825                    3.41               12.18          1.80              5-1-2027              252
  FH 786088                    5.28               12.26          4.93             12-1-2027              514
  FN 396355                    4.36               11.80         12.54              8-1-2027              114
                                                                                                      ------
     Total Agency ARMs                                                                              $  8,679
                                                                                                      ======

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

December 31, 2004
-----------------

                                                               Weighted
                                                               Average
                                                                Life            Maturity
   Pool No. (1)             Current Coupon      Life Cap       (Years)            Date          Amortized Cost
  -------------            ----------------    ----------    -----------       ------------     -----------------
  FN 312824                    7.38%              12.38%         7.90            6-1-2025           $    139
  FN 345856                    4.29               11.87         13.73            8-1-2036              1,545
  FN 361370                    3.71               13.57          7.55            7-1-2026              2,990
  FN 361372                    7.31               12.90          2.94            7-1-2026              2,142
  FN 374138                    3.42               11.35          2.52            3-1-2027              1,877
  FN 397136                    8.04               13.76          4.12            6-1-2027                938
  FN 362968                    7.94               12.24          9.13            1-1-2026                214
  FN 374917                    2.53               11.75          2.53            4-1-2027                355
  FN 403006                    4.13               11.50          9.96           11-1-2027                194
  FN 404484                    4.24               11.50         13.12           11-1-2027                163
  FN 422265                    5.39               13.26          3.92            1-1-2026              1,137
  FN 422268                    5.57               12.94          6.03           12-1-2024                358
  FN 422276                    4.05               13.23          4.19           12-1-2027              2,897
  FN 409850                    6.64               11.63           .92            3-1-2028                184
  FN 415286                    3.60               12.38          1.89            2-1-2028                465
  FN 417833                    4.86               11.45         13.45            3-1-2028                412
  FH 786414                    6.39               12.03          0.60            7-1-2028                 87
                                                                                                       ------
     Total Agency Hybris ARMs                                                                       $  16,097
                                                                                                       ======

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


December 31, 2004
-----------------
       Security                 Current          Weighted Average         Maturity
      Description               Coupon             Life (Years)             Date            Amortized Cost
   -----------------       -----------------    -----------------     -----------------    -----------------
   FNMA 380491                        6.11%                3.45           7-1-2008             $   5,503
   FNMA 380583                        6.15                 3.45           8-1-2008                18,356
   FNMA 381608                        5.93                 4.25           5-1-2009                 6,841
   FNMA 381640                        5.86                 4.17           4-1-2009                 5,541
   FNMA 380933                        5.92                 3.84          12-1-2008                 7,659
   FNMA 381152                        5.88                 4.00           1-1-2009                 4,947
   FNMA 381294                        5.81                 3.99           2-1-2009                 1,871
   FNMA 381488                        6.19                 4.17           4-1-2009                 4,167
   FNMA 381514                        6.19                 4.17           4-1-2009                 4,790
   FNMA 381730                        6.39                 4.33           6-1-2009                15,195
   FNMA 381705                        6.26                 4.33           6-1-2009                 3,868
   FNMA 381450                        5.78                 4.15           3-1-2009                11,339
   FNMA 381115                        5.97                 3.84          12-1-2008                11,103
   FNMA 381117                        5.80                 3.99           1-1-2009                 4,751
   FNMA 380115                        6.29                 3.14           3-1-2008                41,451
   FNMA 381556                        6.04                 4.16           4-1-2009                14,920
   FNMA 380798                        5.64                 3.68          10-1-2008                 4,399
   FNMA 375433                        6.68                 2.75          10-1-2007                 7,999
   FNMA 375618                        6.42                 2.99          12-1-2007                 7,000
   FNMA 375385                        6.87                 2.67           9-1-2007                 4,577
   FNMA   20021                       7.20                 1.77          10-1-2006                20,338
   FNMA 535642                        6.95                 2.12          10-1-2007                 6,234
   FNMA 313672                       6.981                 2.43           6-1-2007                16,243
   FNMA 382497                        7.41                 2.53           7-1-2007                 7,416
   FNMA 375471                        6.63                 2.75          10-1-2007                 8,951
   FNMA 460685                        4.90                 2.58           8-1-2007                26,500
   FNMA   73558                       7.24                 1.55           7-1-2006                10,762
   FNMA 313744                        6.86                 2.35          10-1-2007                20,884
   FNMA 382741                        6.96                 2.77          10-1-2007                16,060
   FNMA 360600                        6.57                 3.32           4-1-2008                12,950
   FNMA 323539                        5.96                 3.91           2-1-2009                15,734
                                                                                                 -------
     Total Agency DUSs                                                                         $ 348,349
                                                                                                 =======


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


December 31, 2004
-----------------
       Security                 Current          Weighted Average         Maturity
      Description               Coupon             Life (Years)             Date            Amortized Cost
   -----------------       -----------------    -----------------     -----------------    -----------------
   FHLMC 3134A2DT2                    5.75%                3.28          4-15-2008             $  24,785
   FNMA 31359MCY7                     2.13                 2.77          10-9-2007               129,400
   FNMA 31359MDR1                     1.75                 3.23          3-26-2008                60,364
   FNMA 31359MDU4                     6.00                 3.37          5-15-2008                46,522
   FNMA 31364C5BO                     6.44                 2.61          8-14-2007                23,954
   FNMA 31364C6C7                     6.48                 2.65          8-27-2007                 7,498
   FNMA 31364CU55                     6.70                 2.46          6-19-2007                12,168
   FNMA 31364CYE2                     6.68                 2.17           3-5-2007                50,000
   FNMA 31359MGH0                     6.63                 2.78         10-15-2007                51,934
   FNMA 31364CYX0                     6.80                 2.19          3-14-2007                50,000
   FNMA 31364C5Q7                     6.55                 2.63          8-20-2007                19,030
   FNMA 31359MPZ0                     3.25                 2.87         11-15-2007                20,023
   FHLMC 3134A4NW0                    4.88                 2.20          3-15-2007                 9,982
                                                                                                 -------
     Total Agency Debentures                                                                   $ 505,660
                                                                                                 =======

Available Information
---------------------

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

Item 3:           Legal Proceedings

         None.

Item 4:           Submission of Matters to a Vote of Securityholders

         None.

Item 5: Market for Registrant's Common Equity, Related Securityholder Matters and Issuer Purchases of Equity Securities

Market Information
------------------

There is no established public trading market for the Company's Common Securities, all of which are held by the Branch. The Bank has agreed with the Company that, so long as any Series A Preferred Securities are outstanding, it will maintain direct or indirect ownership of 100% of the outstanding Common Securities.

Dividends
Holders of Common Securities are entitled to receive dividends when, as and if declared by the Company's Board of Directors, out of net gains from the disposition of securities in the Portfolio and net income not required to be applied to fund dividends with respect to the Series A Preferred Securities. During 2004, the Company did not declare or pay any dividends with respect to Common Securities.


Item 6:           Selected Financial Data

The following table sets forth selected financial data for the years then ended (in thousands, except share and yield data):

                                            December 31,    December 31,     December 31,    December 31,    December 31,
                                                2004            2003             2002            2001            2000
                                           --------------- ---------------- --------------- --------------- ----------------

Income Statement:
-----------------
Interest income                               $    26,091     $   26,219      $   34,548     $    52,568      $    67,330
Net income                                         23,365         22,759          32,894          52,277           66,341
Average number of Redeemable
   Common Securities outstanding                   53,011         53,011          53,011          53,011           53,011

Net income (loss) per Redeemable
   Common Security                               (289.09)       (300.52)        (109.34)          256.31           521.61


Balance Sheet:
Investment securities at carrying value         1,007,087      1,119,539      1,099,570        1,041,244        1,019,696

Total assets                                    1,127,852      1,153,073       1,150,885       1,081,823        1,056,505

Series A Preferred Securities outstanding         500,000        500,000         500,000         500,000          500,000

Total Redeemable Common Securities,
   Preferred Securities, and
   Securityholders' Equity                    $ 1,049,350    $ 1,055,514     $ 1,062,024     $ 1,051,702      $ 1,039,143

Other Data:
-----------
Comprehensive income                          $    17,226    $    19,180     $    46,012     $    61,968      $    75,003
Dividends paid on Series A
   Preferred Securities                       $    38,690    $    38,690     $    38,690     $    38,690      $    38,690
Dividends paid on Redeemable
   Common Securities                          $         -    $         -     $         -     $    10,719      $    27,301
Number of Series A Preferred
   Securities outstanding                          50,000         50,000          50,000          50,000           50,000
Number of Redeemable Common
   Securities outstanding                          53,011         53,011          53,011          53,011           53,011
Average yield on investment securities
   (before results of hedging activities)           6.20%          6.03%           6.02%           6.40%            6.39%


Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

Set forth on the following pages is management's discussion and analysis of the results of operations for the years ended December 31, 2004, 2003 and 2002. Such information should be read in conjunction with our Financial Statements together with the Notes to the Financial Statements.

General

The Company was formed on October 14, 1997, and commenced operations on December 5, 1997, by the sale to qualified institutional buyers of 50,000 Series A Preferred Securities and the sale to the Branch of 53,010 Common Securities. Together, such sales raised net capital of $1,030,115,873, which the Company used to purchase the Initial Portfolio from the Branch. The Branch has contributed $6,800,000, $8,500,000, $7,500,000, $5,500,000, and $3,000,000 of
additional paid-in capital on December 2, 2004, June 3, 2004, December 3, 2003, June 3, 2003 and December 3, 2002, respectively.

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

Critical Accounting Policies

The Notes to the Financial Statements contain a summary of the Company's significant accounting policies, including a discussion of recently issued accounting pronouncements. Certain of these policies as well as estimates made by management are considered to be important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments and estimates, some of which may relate to matters that are inherently uncertain. Additional information about these policies can be found in Note 2 to the Financial Statements.

Valuations of Financial Instruments

Investments include mortgage backed securities and derivatives. The Company carries its investments at fair value if they are considered to be available-for-sale. For a substantial majority of the Company's investments, fair values are determined based upon quoted prices or validated models with externally verifiable model inputs. If available, quoted market prices provide the best indication of fair value. If quoted market prices are not available for mortgage backed securities and derivatives, the Company discounts the expected cash flows using market interest rates commensurate with the duration of the investment.

The Company has made an assessment of all its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at December 31, 2004. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

All of the Company's outstanding hedging transactions are fair value hedges. For years ended December 31, 2004 and 2003, the Company recognized gains of $462,428 and $534,474, respectively, in earnings related to the ineffective portion of fair value hedges. The fair value of these hedging instruments was $(73,672,428) and $(94,253,884) at December 31, 2004 and December 31, 2003, respectively, and has been recorded in "Other liabilities". It has been offset, except for the ineffective portion of the hedge, by the revaluation of the respective hedged investment securities. The fair value of the hedging instruments does not include accrued interest receivable and payable, which are shown separately on the balance sheet.


Results of Operations

The following discussion pertains to the years ended December 31, 2004, December 31, 2003, and December 31, 2002 (the "2004 Period", the "2003 Period" and the "2002 Period", respectively).

     Portfolio
     ---------

The average amortized cost of the Portfolio during the 2004 Period, 2003 Period and 2002 Period was $984,859,956, $996,713,866 and $993,381,314, respectively.
This reflects the following prepayments and reinvestments:

PREPAYMENTS                       2004             2003              2002
--------------------------    ------------    ------------      ------------
Floating-Rate REMICs......    $  5,209,663    $ 13,857,026      $ 26,744,870
Fixed-Rate REMICs.........    $    298,027    $ 36,011,701      $ 11,464,773
Agency ARMs...............    $  3,667,678    $ 13,080,189      $ 21,818,440
Agency Hybrid ARMs........    $  5,567,144    $ 15,560,694      $ 33,963,351
Agency DUS................    $ 91,556,388    $ 17,763,221      $  3,652,294
Agency Debentures.........    $        ---    $        ---      $        ---

REINVESTMENTS                     2004             2003              2002
--------------------------    ------------    ------------      ------------
Floating-Rate REMICs......    $        ---    $        ---      $        ---
Fixed-Rate REMICs.........    $ 20,915,000    $        ---      $ 10,000,000
Agency ARMs...............    $        ---    $        ---      $        ---
Agency Hybrid ARMs........    $        ---    $        ---      $        ---
Agency DUS................    $        ---    $ 92,159,666      $ 58,069,532
Agency Debentures.........    $        ---    $ 20,038,400      $  9,960,584

As of December 31, 2004, 2003, and 2002, as calculated by aggregate amortized cost, approximately 44.79%, 49.48% and 50.70%, respectively, of the Portfolio consisted of collateralized mortgage obligations (Floating-Rate REMICs and Fixed-Rate REMICs) and mortgage backed securities (Agency ARMs, Agency Hybrid ARMs and Agency DUSs), and approximately 55.21%, 50.52%, and 49.30%, respectively, consisted of Agency Debentures. As of December 31, 2004, 2003 and 2002, floating rate securities accounted for approximately 3.38%, 4.56% and 8.99%, respectively, of the Portfolio's collateralized mortgage obligations and mortgage backed securities. In addition, a significant portion of the Agency Debentures and the Agency DUSs are hedged so that in all but one case, the fixed interest rates received on the bonds are converted into prevailing floating rates.

The aggregate market value of the securities in the Portfolio as of December 31, 2004, 2003 and 2002 was higher than the amortized cost by approximately 9.95%, 11.74%, and 11.47%, respectively, due to a net decrease in interest rates from the time of their original purchase. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statements of Income, pursuant to application of SFAS 133 (Note
2). Unrealized gains and losses on the non-hedged securities are reported as a component of Other Comprehensive Income.

     Revenue
     -------

For the 2004 Period, 2003 Period and 2002 Period, the Company had revenues of $26,091,163, $26,219,327 and $34,548,021, respectively. These amounts consisted of interest income on the investment securities, the unrealized gain/loss on hedged securities and derivatives used as hedging instruments, and interest on deposits. The Company believes the factor having the greatest impact on revenues is the interest rate environment. The decrease in revenues is mainly due to the derivatives used as hedging instruments. The floating rate component of the swaps has generated less income due to decreasing interest rates in the 2002 Period continuing through the beginning of the 2004 Period.

The Company's net income for the 2004 Period, 2003 Period and 2002 Period was $23,365,027, $22,759,655 and $32,893,445, respectively. The Company has declared and paid dividends for the 2004 Period, 2003 Period and 2002 Period as follows:


--------------------------------------------------------------------------------
Security              Amount               Date Paid
--------------------------------------------------------------------------------
Series A Preferred    $19,345,000          December 5, 2004
--------------------------------------------------------------------------------
Series A Preferred    $19,345,000          June 5, 2004
--------------------------------------------------------------------------------
Series A Preferred    $19,345,000          December 5, 2003
--------------------------------------------------------------------------------
Series A Preferred    $19,345,000          June 5, 2003
--------------------------------------------------------------------------------
Series A Preferred    $19,345,000          December 5, 2002
--------------------------------------------------------------------------------
Series A Preferred    $19,345,000          June 5, 2002
--------------------------------------------------------------------------------

     Interest Income and Yields
     --------------------------

For the 2004 Period, 2003 Period and 2002 Period, interest on the securities in the Portfolio amounted to $49,291,242, $48,647,380 and $48,742,745, respectively, representing an aggregate yield of 6.20%, 6.03% and 6.02%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows (yield based on average amortized cost):

                                       2004                          2003                           2002
                            -------------------------    -------------------------      --------------------------
Floating-Rate REMICs......  $        130,041    1.58%    $        363,945    2.02%      $         965,385    2.73%
Fixed-Rate REMICs.........  $      1,748,437    6.81%    $      1,506,191    6.61%      $       3,462,521    6.18%
Agency ARMs...............  $        374,310    3.71%    $        702,677    4.07%      $       1,989,080    5.87%
Agency Hybrid ARMs........  $        760,707    4.18%    $      1,220,873    4.35%      $       2,568,276    5.04%
Agency DUS................  $     27,190,649    6.53%    $     25,913,738    6.41%      $      21,435,634    6.31%
Agency Debentures.........  $     19,087,098    6.04%    $     18,939,956    5.98%      $      18,321,849    6.24%

The yield on Agency Debentures is based on U.S. dollar denominated securities which excludes the Japanese Yen denominated securities.

During the 2004 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICs were approximately 1.48%, 3.49% and 1.91%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities. During the 2003 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICS were approximately 1.34%, 3.40% and 4.19%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities. During the 2002 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICS were approximately 1.84%, 3.93% and 5.65%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities.

The Company also recorded interest income from short-term investments for the 2004 Period, 2003 Period and 2002 Period of $515,903, $309,122 and $615,341,
respectively. These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio, (ii) prepayments of principal pending their reinvestment and (iii) short-term investments classified as cash equivalents. Beginning in 2004, the Company began reinvesting prepayments mainly into short-term Certificates of Deposits.

     Operating Expenses
     ------------------

Operating expenses for the 2004 Period 2003 Period and 2002 Period totaled $1,327,138, $1,432,696 and $1,406,521, respectively. Operating expenses consisted largely of fees paid to the Branch under the Services Agreement, fees to Citibank as Trustee, consulting fees and audit fees. The cost of Branch personnel servicing the Company is based on actual man-hours devoted to the activities of the Company and remains at arms length. Expenses incurred under the Services Agreement for the 2004 Period, 2003 Period and 2002 Period totaled $938,513, $961,073 and $1,109,960, respectively.

Receivable Arising from Payment for Securities

Due to the potential consequences of a Shift Event (as defined in Item 8 Note 2 herein), the Company's purchase of the Initial Portfolio (as defined in Item 8 herein) from the Branch did not meet certain SFAS 125, as replaced by SFAS 140, sale accounting requirements. Accordingly, the Company recorded at December 5, 1997 a receivable for the consideration paid to the Branch for the Initial Portfolio treated as collateral. As a legal and economic matter, however, there is no such receivable since (a) neither the Bank nor the Branch has any obligation to repay any part of the purchase price for the Initial Portfolio or to repurchase or redeem any of the securities included therein, and (b) the Company has no obligation to return any of such securities to the Bank or the Branch (except in the limited circumstances and to the extent that the occurrence of a Shift Event under the Charter would require the transfer of any assets held by the Company at the time). As the securities in the Initial Portfolio are paid, the receivable will be deemed to be realized by an amount corresponding to the amount of the payments received. At December 31, 2004 and December 31, 2003, the receivable arising from payment for securities amounted to $20,868,801 and $30,662,719, respectively. The decrease in the amount of such receivable between the two dates reflects the prepayment of securities in the Initial Portfolio. The Company recognized the cash proceeds of such prepayments as a reduction in the receivable. Such decreases in the receivable did not affect the Company's results of operations or cash flow. Disclosures required under SFAS 125, as replaced by SFAS 140, are included in Note 3.

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

The low interest rate environment has adversely affected the Company's income. The Company has not declared dividends on the Common Securities since June 2001 in order to retain earnings available for the payment of dividends to the holders of the Series A Preferred Securities. Dividends to the Preferred Securityholders may be paid out of (i) net income, determined without regard to capital gains or losses, or (ii) amounts contributed by the Bank or the Branch to the Company's capital. As of December 31, 2004, the Branch has contributed a total of $31,300,000 of additional paid-in capital, which was used to facilitate the semi-annual payments of dividends to the holders of the Series A Preferred Securities.

The Company cannot make any assurances that a decrease in interest rates, only a modest increase in interest rates or the sustained low interest rate environment will not adversely effect the Company's future income. Based on 2005 projected earnings, the Company may require additional cash contributions from the Branch to facilitate payment of preferred dividends.

BNP PARIBAS Group's total and Tier 1 risk-based capital ratios at December 31, 2004 were 10.6% and 8.1%, and at December 31, 2003 were 12.9% and 9.4%, which are well above the minimum standards required by French banking regulations, currently 8% for total risk-based capital and 4% for Tier 1 risk-based capital. A "Shift Event" would occur if BNP PARIBAS' risk-based capital fell below these minimum standards of 8% and 4%, respectively. See Note 2 of the attached financial statements for a detailed explanation of "Shift Events".

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

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS 149 did not have a material impact on our Balance Sheet or Statement of Income.

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

The outstanding principal amount and estimated fair value as of December 31, 2004, by each category of investment, is depicted in Item 8.

Interest Rate Risk

The Company's income consists primarily of interest payments on collateralized mortgage obligations, mortgage-backed securities, agency debentures and agency DUSs. Currently, the Company uses derivative products to manage a portion of its interest rate risk.

For the year ended December 31, 2004, the interest rate environment remained at a low level. This situation continues to affect the Company's income through the floating rate component of the portfolio (floating-rate securities and fixed-rate securities converted to floating-rate instruments through interest rate swaps based upon LIBOR). This situation will likely prevail as long as LIBOR rates remain at or below the December 31, 2004 rate.

The Company regularly reviews its hedging requirements. In the future, the Company may enter into additional swaps and unwind part or all of the initial and any future swaps. This strategy is implemented in order to rebalance the fixed and floating mix of interest obligations (including those arising as a result of previous interest rate swaps entered into) and the fixed and floating mix of interest payments.

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

                                                                                               Fair Value at
                                                                                             December 31, 2004     Notional Balance
    Value Date           Maturity Date        Fixed Rate              Receive Rate              (in 000's)            (in 000's)
-----------------      -----------------  -----------------        -----------------         -----------------     -----------------

November 25, 1998       March 26, 2008        JPY 1.75            U.S. Three Month LIBOR        $   (9,005)         $   42,000
                                                                  Plus Six Basis Points

November 25, 1998       October 9, 2007       JPY 2.125           U.S. Three Month LIBOR           (13,282)             58,000
                                                                  Plus Six Basis Points

November 25, 1998       August 25, 2008       U.S. 6.15           U.S. One Month LIBOR              (1,431)             18,356
                                                                  Plus Five Basis Points

February 11, 1999       March 14, 2007        U.S. 6.80           U.S. Three Month LIBOR            (4,338)             50,000
                                                                  Minus Two Basis Points

February 12, 1999       March 5, 2007         U.S. 6.68           U.S. Three Month LIBOR            (4,453)             50,000
                                                                  Minus Two Basis Points

February 25, 1999       February 25, 2009     U.S. 5.95           U.S. One Month LIBOR              (1,543)             19,980
                                                                  Plus Three Basis Points

March 29, 1999          October 9, 2007       JPY 2.125           U.S. Three Month LIBOR            (5,857)             30,000
                                                                  Minus Two and Half
                                                                  Basis Points

April 6, 1999           October 9, 2007       JPY 2.125           U.S. Three Month LIBOR            (6,068)             26,400
                                                                  Minus One Basis Point

June 25, 1999           June 25, 2009         U.S. 6.06           U.S. One Month LIBOR              (2,144)             25,207
                                                                  Plus Three and Half
                                                                  Basis Points

July 1, 1999            June 25, 2009         U.S. 6.39           U.S. One Month LIBOR              (1,497)             15,195
                                                                  Plus Three and Half
                                                                  Basis Points

September 27, 1999      March 25, 2008        U.S. 6.29           U.S. One Month LIBOR              (3,175)             41,451
                                                                  Plus Five Basis Points

September 27, 1999      March 25, 2009        U.S. 5.858          U.S. One Month LIBOR              (2,029)             27,193
                                                                  Plus Four Basis Points

November 26, 1999       April 25, 2009        U.S. 6.04           U.S. One Month LIBOR              (1,226)             14,921
                                                                  Plus Four Basis Points

June 26, 2000           October 1, 2007       U.S. 6.68           U.S. One Month LIBOR                (639)              7,999
                                                                  Plus One and Half Basis
                                                                  Points

June 26, 2000           October 1, 2008       U.S. 6.26           U.S. One Month LIBOR                (764)              8,976

August 1, 2000          December 25, 2007     U.S. 6.42           U.S. One Month LIBOR                (557)              7,000

August 1, 2000          October 1, 2006       U.S. 7.20           U.S. One Month LIBOR                (592)              8,716
                                                                  Minus Two Basis Points

October 2, 2000         June 1, 2007          U.S. 7.024          U.S. One Month LIBOR                (487)              5,952
                                                                  Minus Two Basis Points

October 2, 2000         July 1, 2007          U.S. 7.405          U.S. One Month LIBOR                (701)              7,416
                                                                  Minus Two Basis Points

November 2, 2000        October 9, 2007       JPY 2.125           U.S. Three Month LIBOR            (1,593)             15,000
                                                                  Minus Two Basis Points

March 25, 2001          October 25, 2007      U.S. 6.94           U.S. One Month LIBOR                (552)              6,234
                                                                  Plus Two Basis Points

September 4, 2001       October 16, 2006      U.S. 7.20           U.S. One Month LIBOR                (390)              5,811
                                                                  Plus Two Basis Points

October 2, 2001         October 16, 2006      U.S. 7.20           U.S. One Month LIBOR                (193)              2,905
                                                                  Plus Seven Basis Points

January 2, 2002         October 16, 2006      U.S. 7.20           U.S. One Month LIBOR                (190)              2,905
                                                                  Plus Ten Basis Points

May 1, 2002             October 25, 2007      U.S. 6.63           U.S. One Month LIBOR                (713)              8,951
                                                                  Plus One Basis Point

May 3, 2002             August 25, 2007       U.S. 6.74           U.S. One Month LIBOR                (804)             10,000
                                                                  Plus One Basis Point

August 25, 2002         August 25, 2007       U.S. 4.90           U.S. One Month LIBOR                (888)             26,500
                                                                  Plus Five Basis Points

September 25, 2002      June 25, 2007         U.S. 7.007          U.S. One Month LIBOR                (820)             10,291
                                                                  Plus Seven Basis Points

March 21, 2003          February 25, 2009     U.S. 5.945          U.S. One Month LIBOR              (1,179)             15,734
                                                                  Plus Nine Basis Points

May 8, 2003             July 25, 2006         U.S. 7.239          U.S. One Month LIBOR                (634)             10,762
                                                                  Plus Seven Basis Points

August 1, 2003          April 25, 2008        U.S. 6.568          U.S. One Month LIBOR              (1,127)             12,950
                                                                  Plus Ten Basis Points

August 1, 2003          October 25, 2007      U.S. 6.812          U.S. One Month LIBOR              (1,732)             20,884
                                                                  Plus Ten Basis Points

October 9, 2003         October 25, 2007      U.S. 6.96           U.S. One Month LIBOR              (1,409)             16,060
                                                                  Plus Five Basis Points

April 1, 2004           August 25, 2007       U.S. 6.74           U.S. One Month LIBOR              (1,660)             20,915

                                                                  Plus Five Basis Points            -------             ------


Total Swaps- Fair Value Hedges                                                                  $  (73,672)        $   650,664
------------------------------                                                                   ----------         ----------

January 17, 2001        March 26, 2008        JPY 1.750           U.S. 5.80                         (1,743)             18,000
                                                                                                -----------        -----------

Other Swap                                                                                     $    (1,743)       $     18,000
----------                                                                                      -----------        -----------

Total Swap Portfolio (Other liabilities)                                                         $ (75,415)        $   668,664
----------------------------------------                                                         ==========        ===========

The fair value of the swap portfolio was $(75,415,299) and $(94,597,757) at December 31, 2004 and December 31, 2003, respectively. The change in fair value was primarily due to changes in prevailing market interest rates.

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



                                                             December 31, 2004
                                                             -----------------

                                            Due       Due                                           Due         Due
                                            In       after    Due after   Due after   Due after    After       After
Non-Collateral                             2005      2005        2006       2007        2008       2009        2010     Total
--------------                          ---------- --------- ----------- ---------- ------------ --------  --------- ----------
Fixed-Rate Instruments:
  Fixed-Rate REMICs ...................  $    ---   $   ---   $    ---   $  30,915   $     ---   $    ---   $   ---  $   30,915
  Agency DUS ..........................       ---       ---     31,100     121,864     128,724     66,661       ---     348,349
  Agency Debentures ...................       ---       ---        ---     373,989     131,671        ---       ---     505,660
                                          -------    ------    -------    --------    --------    -------    ------   ---------
Total Fixed-Rate Instruments ..........       ---       ---     31,100     526,768     260,395     66,661       ---     884,924
                                          -------    ------    -------    --------    --------    -------    ------   ---------
Floating-Rate Instruments:
  Floating-Rate REMICs ................       ---       ---        ---         532         ---        ---       ---         532
  Agency ARMs .........................       ---       ---        348       2,260         ---        514       ---       3,122
  Agency Hybrid ARMs ..................       ---       271        465         355       1,137      2,897     1,341       6,466
                                          -------     -----    -------    --------    --------    -------    ------   ---------
Total Floating-Rate Instruments .......       ---       271        813       3,147       1,137      3,411     1,341      10,120
                                          -------     -----    -------    --------    --------    -------    ------   ---------
Total Non-Collateral ..................  $    ---   $   271   $ 31,913   $ 529,915   $ 261,532   $ 70,072   $ 1,341  $  895,044
                                          -------    ------    -------    --------    --------    -------    ------   ---------
Collateral
----------
Fixed-Rate Instruments:
  Fixed-Rate REMICs ...................  $    ---   $   ---   $    ---   $     ---   $     ---   $    ---   $   ---  $      ---
  Agency DUS ..........................       ---       ---        ---         ---         ---        ---       ---         ---
  Agency Debentures ...................       ---       ---        ---         ---         ---        ---       ---         ---
                                          -------    ------    -------    --------    --------    -------    ------   ---------
Total Fixed-Rate Instruments ..........       ---       ---        ---         ---         ---        ---       ---         ---
                                          -------    ------    -------    --------    --------    -------    ------   ---------

  Floating-Rate Instruments:
  Floating-Rate REMICs ................       ---     1,207        ---       3,572         ---        903       ---       5,682
  Agency ARMs .........................       ---       103        522       1,351         217        ---     3,363       5,556
  Agency Hybrid ARMs ..................       ---       ---        ---       4,019         ---        938     4,674       9,631
                                          -------     -----    -------    --------    --------    -------    ------   ---------
Total Floating-Rate Instruments .......       ---     1,310        522       8,942         217      1,841     8,037      20,869
                                          -------     -----    -------    --------    --------    -------    ------   ---------
Total Collateral ......................  $    ---   $ 1,310   $    522   $   8,942   $     217   $  1,841   $ 8,037  $   20,869
                                          -------    ------    --------    --------    --------    -------    ------   ---------

December 31, 2004 Total Portfolio .....  $    ---   $ 1,581   $ 32,435   $ 538,857   $ 261,749   $ 71,913   $ 9,378  $  915,913
                                          =======    ======    =======    ========    ========    =======    ======   =========


                                                             December 31, 2003
                                                             -----------------

                                            Due       Due                                                     Due
                                            in       after    Due after   Due after   Due after  Due after    After
Non-Collateral                             2004      2004        2005       2006        2007       2008       2009      Total
--------------                          ---------- --------- ----------- ---------- ------------ --------  --------- ----------
Fixed-Rate Instruments:
  Fixed-Rate REMICs ...................  $    ---   $   ---   $    ---   $  10,000   $     ---   $    ---   $   ---  $   10,000
  Agency DUS ..........................       ---       ---    111,830     106,861     152,963     68,251       ---     439,905
  Agency Debentures ...................       ---       ---    109,974     335,760      60,496        ---       ---     506,230
                                          -------    ------    -------    --------    --------    -------    ------   ---------
Total Fixed-Rate Instruments ..........       ---       ---    221,804     452,621     213,459     68,251       ---     956,135
                                          -------    ------    -------    --------    --------    -------    ------   ---------

Floating-Rate Instruments:
  Floating-Rate REMICs ................       ---       ---        797         ---         ---        ---       ---         797
  Agency ARMs .........................     1,978     2,505        588         ---         ---        ---       ---       5,071
  Agency Hybrid ARMs ..................       979     3,430        644         772       3,617        ---       ---       9,442
                                          -------    ------    -------    --------    --------    -------    ------   ---------
Total Floating-Rate Instruments .......     2,957     5,935      2,029         772       3,617        ---       ---      15,310
                                          -------    ------     ------    --------    --------    -------    ------   ---------

Total Non-Collateral ..................  $  2,957   $ 5,935   $223,833   $ 453,393   $ 217,076   $ 68,251   $   ---  $  971,445
                                          -------    ------    -------    --------    --------    -------    ------   ---------
Collateral
----------
Fixed-Rate Instruments:
  Fixed-Rate REMICs ...................  $    298   $   ---   $    ---   $     ---   $     ---   $    ---   $   ---  $      298
  Agency DUS ..........................       ---       ---        ---         ---         ---        ---       ---         ---
  Agency Debentures ...................       ---       ---        ---         ---         ---        ---       ---         ---
                                          -------    ------    -------    --------    --------    -------    ------   ---------
Total Fixed-Rate Instruments ..........       298       ---        ---         ---         ---        ---       ---         298
                                          -------    ------    -------    --------    --------    -------    ------   ---------

Floating-Rate Instruments:
  Floating-Rate REMICs ................     3,387       552      5,511         ---         ---      1,223       ---      10,673
  Agency ARMs .........................       125     2,608        920       1,008         819        245     1,622       7,347
  Agency Hybrid ARMs ..................       180     4,541        ---         ---       3,499      4,125       ---      12,345
                                          -------    ------    -------    --------    --------    -------    ------   ---------
Total Floating-Rate Instruments .......     3,692     7,701      6,431       1,008       4,318      5,593     1,622      30,365
                                          -------    ------    -------    --------    --------    -------    ------   ---------

Total Collateral ......................  $  3,990   $ 7,701   $  6,431   $   1,008   $   4,318   $  5,593   $ 1,622  $   30,663
                                          -------    ------    -------    --------    --------    -------    ------   ---------
December 31, 2003 Total Portfolio .....  $  6,947   $13,636   $230,264   $ 454,401   $ 221,394   $ 73,844   $ 1,622  $1,002,108
                                          =======    ======    =======    ========    ========    =======    ======   =========

Item 8:  Financial Statements and Supplementary Data


             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Securityholders of BNP U.S. Funding L.L.C.:


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BNP U.S. Funding L.L.C. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





PricewaterhouseCoopers LLP
New York, New York
March 22, 2005

Part II
Item 8.
FINANCIAL STATEMENTS


                                         BNP U.S. FUNDING L.L.C.

                                             BALANCE SHEETS
                                  (in thousands, except per share data)


                                                               December 31, 2004      December 31, 2003
                                                               -----------------      -----------------
ASSETS

Cash and cash equivalents                                       $       112,207        $        25,181

Investment securities (Notes 3 and 4)
Available-for-sale, at fair value                                       986,218              1,088,876

Receivable arising from payment for securities, pursuant
     to the application of SFAS 125, as replaced by
     SFAS 140 (Note 3)                                                   20,869                 30,663

Accounts receivable                                                          27                     54

Accrued interest receivable                                               8,531                  8,299
                                                                ----------------       ----------------


TOTAL ASSETS                                                    $     1,127,852        $     1,153,073
                                                                ================       ================

LIABILITIES

Accrued interest payable                                        $         2,749        $         2,719
Accrued expenses                                                            338                    242
Other liabilities                                                        75,415                 94,598
                                                                ----------------       ----------------

TOTAL LIABILITIES                                                        78,502                 97,559
                                                                ----------------       ----------------

Redeemable common securities, par value and redeemable
     value $10,000 per security; 150,000 securities
     authorized, 53,011 securities issued and
     outstanding (Note 5)                                               530,110                530,110
Preferred securities, liquidation preference $10,000
     per security; 150,000 securities authorized,
     50,000 securities issued and outstanding                           500,000                500,000
Additional paid-in capital                                                  651                    229
Accumulated other comprehensive income                                   16,830                 22,969
Retained earnings                                                         1,759                  2,206
                                                                ----------------       ----------------

TOTAL REDEEMABLE COMMON SECURITIES,
     PREFERRED SECURITIES AND
     SECURITYHOLDERS' EQUITY                                          1,049,350              1,055,514
                                                                ----------------       ----------------

TOTAL LIABILITIES AND TOTAL REDEEMABLE
     COMMON SECURITIES, PREFERRED
     SECURITIES AND SECURITYHOLDERS' EQUITY                     $     1,127,852        $     1,153,073
                                                                ================       ================


The accompanying Notes to Financial Statements are an integral part of these statements.

                                 BNP U.S. FUNDING L.L.C.

                                  STATEMENTS OF INCOME
                          (in thousands, except per share data)


                                                  For the Years Ended December 31,
                                                  --------------------------------
INTEREST INCOME                                 2004            2003           2002
                                             -----------    -----------    -----------
Collateralized Mortgage Obligations:
     Floating-Rate REMICs                    $      130     $      364     $       965
     Fixed-Rate REMICs                              492            956           3,165
Mortgage Backed Securities:
     Agency ARMs                                    374            703           1,989
     Agency Hybrid ARMs                             761          1,221           2,568
     Agency DUSs                                  6,160          5,413           6,251
Agency Debentures                                17,658         17,253          18,995
Interest on deposits                                516            309             615
                                             -----------    -----------    ------------

Total                                            26,091         26,219          34,548
                                             -----------    -----------    ------------

NONINTEREST EXPENSE

Other financial instrument                       (1,399)        (2,027)           (248)
Fees and expenses                                (1,327)        (1,433)         (1,406)
                                             -----------    -----------    ------------
                                                 (2,726)        (3,460)         (1,654)
                                             -----------    -----------    ------------


NET INCOME APPLICABLE TO PREFERRED AND
     REDEEMABLE COMMON SECURITIES            $   23,365     $   22,759     $    32,894
                                             ===========    ===========    ============

NET LOSS PER REDEEMABLE
     COMMON SECURITY                         $  (289.09)    $  (300.52)    $   (109.34)
                                             ===========    ===========    ============



The accompanying Notes to Financial Statements are an integral part of these statements.

                                 BNP U.S. FUNDING L.L.C.

                           STATEMENTS OF COMPREHENSIVE INCOME
                                     (in thousands)



                                                        For the Years Ended December 31,
                                                        --------------------------------
                                                      2004            2003           2002
                                                  -------------   ------------   ------------
NET INCOME                                        $     23,365    $    22,759    $    32,894


OTHER COMPREHENSIVE INCOME (LOSS)

Net change in unrealized gain (loss) in fair
     value of available-for-sale securities
     that are not treated as collateral
     (Note 3) and that are not hedged by
     derivative instruments                             (6,139)        (3,579)        13,118
                                                  -------------   ------------   ------------

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)                 (6,139)        (3,579)        13,118
                                                  -------------   ------------   ------------


COMPREHENSIVE INCOME                              $     17,226    $    19,180    $    46,012
                                                  =============   ============   ============



The accompanying Notes to Financial Statements are an integral part of these statements.

                                                     BNP U.S. FUNDING L.L.C.

                                      STATEMENT OF CHANGES IN REDEEMABLE COMMON SECURITIES,
                                        PREFERRED SECURITIES AND SECURITYHOLDERS' EQUITY
                                                         (in thousands)

                                      For the Years Ended December 31, 2004, 2003 and 2002
                                      ----------------------------------------------------
                                                                                                                 Total
                                                                                                               Redeemable
                                                                                Accumulated                 Common Securities,
                                      Redeemable                   Additional      Other                   Preferred Securities
                                        Common       Preferred       Paid-in   Comprehensive    Retained   and Securityholders'
                                      Securities     Securities      Capital       Income       Earnings         Equity
                                     ------------   ------------   ----------  -------------   ----------  --------------------
Balance at December 31, 2001         $   530,110    $   500,000    $       6    $    13,430    $   8,156     $     1,051,702

Net income                                                                                        32,894              32,894
Other comprehensive income                                                           13,118                           13,118
Additional paid-in capital                                             3,000                                           3,000
Dividends paid - preferred securities                                 (1,962)                    (36,728)            (38,690)
                                     ------------   ------------   ----------   ------------   ----------    ----------------

Balance at December 31, 2002         $   530,110    $   500,000    $   1,044    $    26,548    $   4,322     $     1,062,024
                                     ============   ============   ==========   ============   ==========    ================

Net income                                                                                        22,759              22,759
Other comprehensive loss                                                             (3,579)                          (3,579)
Additional paid-in capital                                            13,000                                          13,000
Dividends paid - preferred securities                                (13,815)                    (24,875)            (38,690)
                                     ------------   ------------   ----------   ------------   ----------    ----------------

Balance at December 31, 2003         $   530,110    $   500,000    $     229    $    22,969    $   2,206     $     1,055,514
                                     ============   ============   ==========   ============   ==========    ================

Net income                                                                                        23,365              23,365
Other comprehensive loss                                                             (6,139)                          (6,139)
Additional paid-in capital                                            15,300                                          15,300
Dividends paid - preferred securities                                (14,878)                    (23,812)            (38,690)
                                     ------------   ------------   ----------   ------------   ----------    ----------------

Balance at December 31, 2004         $   530,110    $   500,000    $     651    $    16,830    $   1,759     $     1,049,350
                                     ============   ============   ==========   ============   ==========    ================




The accompanying Notes to Financial Statements are an integral part of these statements.

                                         BNP U.S. FUNDING L.L.C.

                                        STATEMENTS OF CASH FLOWS
                                             (in thousands)

                                                                   For the Years Ended December 31,
                                                                   --------------------------------
                                                                 2004           2003            2002
                                                              -----------    -----------    -----------
OPERATING ACTIVITIES
Net income                                                    $   23,365     $   22,759     $   32,894
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Amortization                                                    811          1,143          1,491
     Loss on other financial instrument                            1,399          2,027            248
     Gain on hedge activity                                         (462)          (534)        (1,225)
Changes in assets and liabilities:
     Interest receivable                                            (232)           101         (1,076)
     Accounts receivable                                              27            996          1,119
     Accrued expenses                                                 94             39             67
     Accrued interest payable                                         30             85          1,456
     Payable for securities purchased                                  -              -         (9,802)
                                                              -----------    -----------    -----------
Net cash provided by operating activities                         25,032         26,616         25,172
                                                              -----------    -----------    -----------

INVESTING ACTIVITIES

Purchase of investment securities:
     Agency DUSs                                                       -        (92,160)       (58,069)
     Agency Debentures                                                 -        (20,038)        (9,961)
     Fixed-Rate REMICs                                           (20,915)             -        (10,000)
Proceeds from principal payments of securities,
   not treated as collateral                                      96,672         41,654         48,749
Proceeds from principal payments of securities,
  treated as collateral                                            9,627         54,619         48,895
                                                              -----------    -----------    -----------
Net cash provided by (used in) investing activities               85,384        (15,925)        19,614
                                                              -----------    -----------    -----------

FINANCING ACTIVITIES

Additional paid-in capital                                        15,300         13,000          3,000
Cash dividends - preferred securities                            (38,690)       (38,690)       (38,690)
                                                              -----------    -----------    -----------
Net cash used in financing activities                            (23,390)       (25,690)       (35,690)
                                                              -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              87,026        (14,999)         9,096

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    25,181         40,180         31,084
                                                              -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $  112,207     $   25,181     $   40,180
                                                              ===========    ===========    ===========

NONCASH FINANCING AND INVESTING ACTIVITIES

Decrease in receivable arising from payment for
  securities, pursuant to the application of SFAS
  125, as replaced by SFAS 140 (Note 3)                          $ 9,794       $ 54,997       $ 49,595


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

The Company was initially capitalized on October 14, 1997, with the issuance to the Branch of one share of the Company's redeemable common securities, $10,000 par value (the "Common Securities"). On December 5, 1997 (inception), the Company commenced operations concurrent with the issuance of 50,000 noncumulative preferred securities, Series A, liquidation preference $10,000 per security (the "Series A Preferred Securities"), to qualified institutional buyers, and the issuance of an additional 53,010 Common Securities to the Branch. These issuances raised in the aggregate $1,030,115,873 of net capital (including $5,873 of additional paid-in capital). This entire amount was used to acquire a portfolio of debt securities (the "Initial Portfolio") at their fair values from the Branch. The Branch contributed additional paid-in capital of $3,000,000, $5,500,000, $7,500,000 and $8,500,000, $6,800,000, on December 3,
2002, June 3, 2003, December 3, 2003, and June 3, 2004, and December 2, 2004,
respectively.

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

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENT SECURITIES

Investments in debt securities are classified as available-for-sale (recorded on trade-date basis) and are carried at fair value. The debt securities can be categorized as hedged or non-hedged securities. Fair values of non-hedged debt securities are estimated based on quoted market price for these securities. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statements of Income, pursuant to application of SFAS 133, (see below, "Accounting for Derivatives and Hedging Activities"). Unrealized gains and losses on the non-hedged securities are reported as a component of "Other Comprehensive Income". The hedged securities are generally valued using discounted cash flows in a yield-curve model based on LIBOR. Interest on securities is included in interest income and is recognized using the interest method. Premiums and discounts are amortized in a manner that approximates the constant yield method.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less at acquisition date to be cash equivalents. Cash equivalents amounted to approximately $45,000,000 at December 31, 2004.

DIVIDENDS

Dividends on the Series A Preferred Securities, when, as and if declared by the Company's Board of Directors, are payable semi-annually in arrears on a non-cumulative basis on the fifth day of June and December of each year, commencing June 5, 1998, at a rate per annum of 7.738% of the liquidation preference through and including December 5, 2007. Thereafter, dividends, when, as and if declared by the Company's Board of Directors, will be payable quarterly in arrears on the third Wednesday of March, June, September, and December of each year and will be calculated on a weekly basis in each quarter at a rate per annum of the liquidation preference equal to 2.8% per annum above one-week LIBOR for the week concerned as determined on the related LIBOR Determination Date. Holders of Common Securities are entitled to receive dividends when, as and if declared by the Company's Board of Directors out of the Company's net income not required to be applied to fund dividends with respect to the Series A Preferred Securities. Dividends to the Preferred Securityholders may be paid out of (i) net income, determined without regard to capital gains or losses, or (ii) amounts contributed by the Bank or the Branch to the Company's capital. As of December 31, 2004, the Branch has contributed a total of $31,300,000 of additional paid-in capital, which was used to facilitate the semi-annual payments of dividends to the holders of the Series A Preferred Securities.

To date, the Company has declared and paid dividends as follows:



Security                                Amount                Date Paid
-----------------------------        ------------           --------------
Series A Preferred Securities        $ 19,345,000           June 5, 1998
Common Securities                    $  5,347,365           June 22, 1998
Series A Preferred Securities        $ 19,345,000           December 5, 1998
Common Securities                    $  8,787,127           December 15, 1998
Series A Preferred Securities        $ 19,345,000           June 5, 1999
Common Securities                    $  8,454,284           June 15, 1999
Series A Preferred Securities        $ 19,345,000           December 5, 1999
Common Securities                    $ 10,352,672           December 15, 1999
Series A Preferred Securities        $ 19,345,000           June 5, 2000
Common Securities                    $ 12,508,486           June 19, 2000
Series A Preferred Securities        $ 19,345,000           December 5, 2000
Common Securities                    $ 14,792,297           December 19, 2000
Series A Preferred Securities        $ 19,345,000           June 5, 2001
Common Securities                    $ 10,718,708           June 19, 2001
Series A Preferred Securities        $ 19,345,000           December 5, 2001
Series A Preferred Securities        $ 19,345,000           June 5, 2002
Series A Preferred Securities        $ 19,345,000           December 5, 2002
Series A Preferred Securities        $ 19,345,000           June 5, 2003
Series A Preferred Securities        $ 19,345,000           December 5, 2003
Series A Preferred Securities        $ 19,345,000           June 5, 2004
Series A Preferred Securities        $ 19,345,000           December 5, 2004

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

The Company has made an assessment of all its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at December 31, 2004. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

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

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, ("SFAS 130"), "Reporting Comprehensive Income," established standards for reporting and display of comprehensive income and its components. Components of comprehensive income include net income. Other comprehensive income consists of unrealized gains and losses on marketable securities available for sale.


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

The Company has not sold or repledged the collateral; the securities within the Initial Portfolio mature or prepay over time. As they do, the Company recognizes the cash proceeds as a reduction in the receivable arising from payment for securities. The collateral at December 31, 2004 and December 31, 2003 is reported in Note 4 below.

NOTE 4--INVESTMENT SECURITIES

The amortized cost and estimated fair value of the securities were as follows based on management's prepayment assumptions (in thousands):

December 31, 2004
-----------------
                                                                     Gross             Gross
 Non-Collateral                                Amortized Cost   Unrealized Gains Unrealized Losses   Fair Value
 --------------                                --------------   ---------------- -----------------   ----------

Collateralized Mortgage Obligations:
   Floating-Rate REMICs                          $       532     $         3       $       ---      $       535
   Fixed-Rate REMICs                                  30,915           2,464               ---           33,379
Mortgage Backed Securities:
   Agency ARMs                                         3,122              10                40            3,092
   Agency Hybrid ARMs                                  6,466              74                 2            6,538
   Agency DUSs                                       348,349          26,613               ---          374,962
 Agency Debentures                                   505,660          62,187               135          567,712
                                                   ---------       ---------         ---------        ---------
        Total Non-Collateral                     $   895,044     $    91,351       $       177      $   986,218
                                                   ---------       ---------         ---------        ---------
Collateral
----------
Collateralized Mortgage Obligations:

   Floating-Rate REMICs                          $     5,682     $       ---       $        62      $     5,620
   Fixed-Rate REMICs                                     ---             ---               ---              ---
Mortgage Backed Securities:
   Agency ARMs                                         5,556              52               ---            5,608
   Agency Hybrid ARMs                                  9,631              51                65            9,617
   Agency DUSs                                           ---             ---               ---              ---
Agency Debentures                                        ---             ---               ---              ---
                                                   ---------       ---------         ---------        ---------
     Total Collateral                            $    20,869     $       103       $       127      $    20,845
                                                   ---------       ---------         ---------        ---------

December 31, 2004 Total Portfolio                $   915,913     $    91,454       $       304      $ 1,007,063
---------------------------------                  =========        ========         =========        =========


December 31, 2003
-----------------
                                                                     Gross             Gross
 Non-Collateral                                Amortized Cost   Unrealized Gains Unrealized Losses   Fair Value
 --------------                                --------------   ---------------- -----------------   ----------
Collateralized Mortgage Obligations:

   Floating-Rate REMICs                          $       797     $       ---       $         8      $       789
   Fixed-Rate REMICs                                  10,000           1,276               ---           11,276
Mortgage Backed Securities:
   Agency ARMs                                         5,071               6                18            5,059
   Agency Hybrid ARMs                                  9,442             182                15            9,609
   Agency DUSs                                       439,905          50,006               ---          489,911
   Agency Debentures                                 506,230          66,002               ---          572,232
                                                   ---------       ---------         ---------        ---------
     Total Non-Collateral                        $   971,445     $   117,472       $        41      $ 1,088,876
                                                   ---------       ---------         ---------        ---------
Collateral
----------
Collateralized Mortgage Obligations:

   Floating-Rate REMICs                          $    10,673     $       ---       $       117      $    10,556
   Fixed-Rate REMICs                                     298             ---               ---              298
 Mortgage Backed Securities:
   Agency ARMs                                         7,347             138                 3            7,482
   Agency Hybrid ARMs                                 12,345             255                42           12,558
   Agency DUSs                                           ---             ---               ---              ---
Agency Debentures                                        ---             ---               ---              ---
                                                   ---------       ---------         ---------        ----------
     Total Collateral                            $    30,663     $       393       $       162      $    30,894
                                                   ---------       ---------         ---------        ---------
December 31, 2003 Total Portfolio                $ 1,002,108     $   117,865       $       203      $ 1,119,770
---------------------------------                  =========        ========         =========       ==========

The breakdown of the Company's securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below based on management's prepayment assumptions (Actual maturities may differ from maturities shown below due to prepayments) (in thousands):
December 31, 2004

                                                      Due after 1     Due after 5
                                       Due in 1 year   through 5       through 10    Due after 10
Non-Collateral                           or less         years           years          years          Total
--------------                         ------------   ----------      ----------     ------------   -----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                $      ---     $      532       $    ---       $    ---     $      532
   Fixed-Rate REMICs                          ---         30,915            ---            ---         30,915
Mortgage Backed Securities:
   Agency ARMs                                ---          3,122            ---            ---          3,122
   Agency Hybrid ARMs                         271          4,854            766            575          6,466
   Agency DUSs                                ---        348,349            ---            ---        348,349
Agency Debentures                             ---        505,660            ---            ---        505,660
                                        ---------      ---------      ---------      ---------      ---------
     Total Non-Collateral              $      271     $  893,432     $      766     $      575     $  895,044
                                        ---------      ---------      ---------      ---------      ---------
Collateral
----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                $    1,208     $    4,474       $    ---       $    ---     $    5,682
   Fixed-Rate REMICs                          ---            ---            ---            ---            ---
Mortgage Backed Securities:
   Agency ARMs                                102          2,090             95          3,269          5,556
   Agency Hybrid ARMs                         ---          4,957          3,129          1,545          9,631
   Agency DUSs                                ---            ---            ---            ---            ---
Agency Debentures                             ---            ---            ---            ---            ---
                                        ---------      ---------      ---------      ---------      ---------
     Total Collateral                  $    1,310     $   11,521     $    3,224     $    4,814     $   20,869
                                        ---------      ---------      ---------      ---------      ---------
December 31, 2004 Total Portfolio      $    1,581     $  904,953     $    3,990     $    5,389     $  915,913
                                        =========      =========      =========      =========      =========
December 31, 2003


                                                      Due after 1     Due after 5
                                       Due in 1 year   through 5       through 10    Due after 10
Non-Collateral                           or less         years           years          years          Total
--------------                         ------------   ----------      ----------     ------------   -----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                $      ---     $      797       $    ---       $    ---     $      797
   Fixed-Rate REMICs                          ---         10,000            ---            ---         10,000
Mortgage Backed Securities:
   Agency ARMs                              1,978          3,093            ---            ---          5,071
   Agency Hybrid ARMs                         979          8,463            ---            ---          9,442
   Agency DUSs                                ---        371,653         68,252            ---        439,905
Agency Debentures                             ---        506,230            ---            ---        506,230
                                        ---------      ---------      ---------      ---------      ---------
     Total Non-Collateral              $    2,957     $  900,236     $   68,252      $     ---     $  971,445
                                        ---------      ---------      ---------      ---------      ---------
Collateral
----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                $    3,387     $    6,064     $    1,222       $    ---     $   10,673
   Fixed-Rate REMICs                          298            ---            ---            ---            298
Mortgage Backed Securities:
   Agency ARMs                                125          5,355            246          1,621          7,347
   Agency Hybrid ARMs                         180          8,040          4,125            ---         12,345
   Agency DUSs                                ---            ---            ---            ---            ---
Agency Debentures                             ---            ---            ---            ---            ---
                                        ---------      ---------      ---------      ---------      ---------
     Total Collateral                  $    3,990     $   19,459     $    5,593     $    1,621     $   30,663
                                        ---------      ---------      ---------      ---------      ---------
December 31, 2003 Total Portfolio      $    6,947     $  919,695     $   73,845     $    1,621     $1,002,108
                                        =========      =========      =========      =========      =========



The breakdown of the Company's securities by category and yield, before the result of hedges, is summarized below:

                                                   Due after 1   Due after 5
                                  Due in 1 year    through 5      through 10     Due after 10               Yield after
December 31, 2004                   or less          years          years           years         Total       Hedging
-----------------                 -----------     -----------    -----------      ----------    --------    ----------
Collateralized Mortgage
Obligations:
   Floating-Rate REMICs               1.14%          1.75%           ---%             ---%         1.58%        1.58%
   Fixed-Rate REMICs                   ---           6.80             ---             ---          6.81         1.91
Mortgage Backed Securities:
   Agency ARMs                        1.13           3.98            3.35            3.37          3.71         3.71
   Agency Hybrid ARMs                 6.19           4.35            3.62            3.92          4.18         4.18
   Agency DUSs                        6.58           6.52             ---             ---          6.53         1.48
Agency Debentures                      ---           6.04             ---             ---          6.04         3.49
                                   -------        -------         -------         -------       -------       ------
                                      5.79%          6.24%           3.61%           3.58%         6.20%        2.60%
     Total                         =======        =======         =======         =======       =======       ======


December 31, 2003
-----------------

Collateralized Mortgage
Obligations:
   Floating-Rate REMICs              2.33%          1.59%             ---%            ---%         2.02%        2.02%
   Fixed-Rate REMICs                  6.50           6.74             ---             ---          6.61         4.19
Mortgage Backed Securities:
   Agency ARMs                        4.30           4.10            3.49            3.38          4.07         4.07
   Agency Hybrid ARMs                 5.25           4.47             ---             ---          4.35         4.35
   Agency DUSs                         ---           6.45            6.23             ---          6.41         1.34
Agency Debentures                      ---           5.98             ---             ---          5.98         3.40
                                   -------        -------         -------         -------       -------       ------
                                      4.84%          6.09%           6.00%           3.38%         6.03%        2.60%
     Total                         =======        =======         =======         =======       =======       ======



NOTE 5--REDEEMABLE COMMON SECURITIES AND PREFERRED SECURITIES

REDEEMABLE COMMON SECURITIES

General

The Company is authorized to issue up to 150,000 Common Securities; as of December 31, 2004 and December 31, 2003, the Company had outstanding 53,011 Common Securities, all of which were held by the Branch. The Bank has agreed with the Company in the Contingent Support Agreement that, so long as any Series A Preferred Securities are outstanding, it will maintain direct or indirect ownership of 100% of the outstanding Common Securities.

Dividends

Holders of Common Securities are entitled to receive dividends when, as and if declared by the Company's Board of Directors out of the Company's net income not required to be applied to fund dividends with respect to the Series A Preferred Securities; provided that so long as any Series A Preferred Securities are outstanding, no dividends or other distributions (including redemptions and purchases) may be made with respect to the Common Securities unless full dividends on all Series A Preferred Securities have been paid for the current and the two immediately preceding Dividend Periods (except during a Shift Period if the Bank does not distribute dividends on its common stock). As disclosed in
Note 1, the Branch contributed additional paid-in capital of $31,300,000 to date. In the event the dividends to the Series A Preferred Securities cannot be funded out of net income, determined without regard to capital gains or losses, or out of contributions by the Bank or the Branch to the Company's capital, such dividends would not be accrued as they are noncumulative.

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

NOTE 6-- RELATED PARTY TRANSACTIONS

The Company entered into a Services Agreement with the Branch on December 5, 1997 pursuant to which the Branch manages the securities portfolio of the Company and performs other administrative functions. Expenses incurred under such Agreement were $938,513 and $961,063 for the periods ended December 31, 2004 and 2003, respectively. Under a specific allocation methodology, the costs of personnel servicing the Company is based on actual man-hours devoted to the activities of the Company and remains at arms length.

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

NOTE 7--FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of securities at December 31, 2004 and December 31, 2003 were obtained from independent market sources and are summarized in Note 4. The carrying values of securities, as shown in Note 4, approximates their fair value. The fair value of the receivable arising from payment for securities, pursuant to the application of SFAS 125, as replaced by SFAS 140, was $20,845,013 and $30,893,778 at December 31, 2004 and December 31, 2003,
respectively.

The carrying value of cash and cash equivalents, accounts receivable, accrued interest receivable, accrued expenses, and accounts payable approximates fair value due to their short-term maturity of less than nine months.

The fair value of the cross currency and interest rate swaps was $(75,415,299) and $(94,597,757) at December 31, 2004 and December 31, 2003, respectively, and are reflected in "Other liabilities".

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

The fair value of the hedging instruments was $(73,672,428) and $(94,253,884) at December 31, 2004 and December 31, 2003, respectively, and has been recorded in "Other liabilities". It has been offset, except for the ineffective portion of the hedge, by the revaluation of the respective hedged investment securities. The fair value of the hedging instruments does not include accrued interest receivable and payable, which are shown separately on the balance sheet. For the twelve months ended December 31, 2004, the Company recognized a gain of $462,428 in earnings related to the ineffective portion of fair value hedges. The Company also recognized a loss of $(1,398,998) in current year's earnings related to a cross currency swap that no longer qualified as a fair value hedging instrument.

Cash Flow Hedges

For the years ended December 31, 2004 and December 31, 2003, the Company did not enter into cash flow hedge transactions and it is not the intention of the Company to use interest rate swaps to convert floating rate financial instruments to fixed rate financial instruments as part of a cash flow hedge strategy.

At December 31, 2004 and December 31, 2003, the Company had outstanding interest rate and cross currency swap agreements with a notional principal amount of $668,663,803 and $739,305,189, respectively.

                             BNP U.S. FUNDING L.L.C.

                  FINANCIAL INFORMATION BY QUARTER (UNAUDITED)
                      (in thousands, except per share data)

2004 for Quarter Ended                                 03/31/04       06/30/04       09/30/04         12/31/04          Total
----------------------                               -----------    -----------    -----------      -----------      -----------
INTEREST INCOME:                                      $    6,006     $    5,992     $    6,150       $    7,943      $   26,091
                                                      ----------     ----------     ----------       ----------       ----------
NONINTEREST INCOME (EXPENSE)                               (770)           (75)          (149)          (1,732)         (2,726)
                                                      ----------     ----------     ----------       ----------       ----------
NET INCOME APPLICABLE TO PREFERRED AND REDEEMABLE
   COMMON SECURITIES                                  $    5,236     $    5,917     $    6,001       $    6,211      $   23,365
                                                       =========      =========      =========        =========       =========
NET INCOME (LOSS) PER REDEEMABLE COMMON SECURITY      $    98.77     $ (253.31)     $   113.20       $ (247.76)      $ (289.09)
                                                       =========      =========      =========        =========       =========

2003 for Quarter Ended                                 03/31/03       06/30/03       09/30/03          12/31/03         Total
----------------------                               -----------    -----------     ----------      -----------      ----------
INTEREST INCOME                                       $    6,887     $    6,344     $    7,164      $     5,824      $   26,219
                                                      ----------     ----------     ----------      -----------       ----------
NONINTEREST EXPENSE (INCOME)                                 636          (521)          1,938            1,407           3,460
                                                      ----------     ----------     ----------      -----------       ----------
NET INCOME APPLICABLE TO PREFERRED AND REDEEMABLE
   COMMON SECURITIES                                  $    6,251     $    6,865      $   5,226      $     4,417      $   22,759
                                                       =========      =========       ========        =========        ========
NET INCOME (LOSS) PER REDEEMABLE COMMON SECURITY      $   117.92     $ (235.42)      $   98.58      $  (281.60)      $ (300.52)
                                                       =========      =========       ========        =========        ========



Item 9: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2004, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the Company's evaluation, the President and Chief Financial Officer concluded that the disclosure controls and procedures are effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There have been no significant changes in the Company's internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B: Other Information

None

Item 10: Directors and Executive Officers of the Company

The following table sets forth information concerning the directors and executive officers of the Company. The directors serve 3-year terms (5 years in the case of the independent director), subject to earlier resignation or removal. On August 12, 2002, the Board of Directors of the Company elected John Powers as Secretary, Thomas Clyne as Chief Financial Officer and Diana Mitchell as Assistant Secretary. Donald J. Puglisi, the independent director, was reappointed by the Board of Directors and the Branch, as holder of the Common Securities of the Company, and his current term of office commenced as of December 5, 2002. On November 29, 2002, Olivier Meisel became President and Director. On March 24, 2003, Thomas Clyne was appointed a Director. On August 22, 2003, Michel Eydoux replaced Georges Chodron de Courcel as Chairman and Director. On December 5, 2003, Martine Billeaud and Sady Karet were reappointed as Directors.

     Name and Age                          Position and Offices Held
     ------------                          -------------------------
     Michel Eydoux (54)                    Chairman and Director
     Martine Billeaud (55)                 Director
     Olivier Meisel (41)                   President and Director
     John D. Powers (53)                   Secretary
     Donald J. Puglisi (59)                Independent Director
     Sady Karet (50)                       Treasurer and Director
     Thomas Clyne (48)                     Chief Financial Officer and Director
     Diana E. Mitchell (49)                Assistant Secretary

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

Donald J. Puglisi, the Independent Director, is the MBNA America Professor of Business Emeritus at the University of Delaware where he has been on the faculty since 1971. In addition, he is the Managing Director of Puglisi and Associates, a company which provides investment management, accounting and other administrative services to a variety of different companies. Mr. Puglisi holds a Directorship or Trusteeship in the following companies that are registered under either the Exchange Act or the 1940 Act: AJL PEPS Trust, Automatic Common Exchange Security Trust II, DECS Trust, DECS Trust II, Dole Food Automatic Common Exchange Security Trust, Great Lakes Fund, Inc., Huron Investment Fund, Inc., Mandatory Common Exchange Trust, Nextel STRYPES Trust, Select Asset Fund, Series 1, Inc., Select Asset Fund, Series 2, Inc., Snyder STRYPES Trust, and WBK STRYPES Trust.


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

Audit Committee Financial Expert

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

Code of Ethics

The Company has adopted a Code of Ethics that applies to the President, Chief Financial Officer, and other persons performing similar functions. A copy of the Code of Ethics is filed as an exhibit to this Annual Report on Form 10-K.


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

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13: Certain Relationships and Related Transactions

Reference is hereby made to Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company's various relationships with the Bank, including the Branch, the sole holder of all its outstanding Common Securities.

Item 14: Principal Accountant Fees and Services

Set forth below are the services rendered and related fees billed by PricewaterhouseCoopers LLP for 2004 and 2003:

  Audit Fees                                    2004                2003
  ----------                                    ----                ----
  Financial Statement Audit                  $51,400             $48,500
  Audit-Related Fees                             ---                 ---

  Tax Fees
  --------
  Tax preparation-Partnership K-1s            54,000              54,000

  Other Fees
  ----------
                                                 ---                 ---
                                            --------            --------
  Total fees                                $105,400            $102,500
                                            ========            ========

Engagement of the Independent Auditor

The Board of Directors is responsible for approving every engagement audit or non-audit service before any service is provided.

Auditor Selection for 2005

PricewaterhouseCoopers LLP has been selected to serve as the Company's independent auditor for the year ended December 31, 2005.

Item 15: Exhibits and Financial Statement Schedules

EXHIBITS

         A) Exhibits:

               11)   Computation of net loss per common security

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

                                 BNP U.S. FUNDING L.L.C.
                                 -----------------------
                                            Registrant



Date: March 30, 2005             By  /s/ Oliver Meisel
                                     ---------------------------
                                         Olivier Meisel
                                         President and Director

Date: March 30, 2005             By  /s/ Thomas Clyne
                                     ------------------------
                                         Thomas Clyne
                                         Chief Financial Officer and Director