Form 10-Q
period 2005-03-31
BNP US FUNDING LLC
filed 2005-05-16
CIK 1054659

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

                              --------------------


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2005

                        For the transition period from to
                        Commission File Number 000-23745

                              BNP US FUNDING L.L.C.
             (Exact name of registrant as specified in its charter)


Delaware                                                 13-3972207
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


787 Seventh Avenue New York, NY                          10019
(Address of principal executive offices)                 (Zip Code)

                                 (212) 841-2000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

All outstanding shares of Common Stock were held by BNP Paribas at March 31, 2005.

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on May 16, 2005, were as follows:

Class                                                    Number of Shares
Common Stock, $10,000 per share par value                53,011

                                 Form 10-Q Index

PART I
                                                                          PAGE
                                                                          ----
 Item 1:  Financial Statements (Unaudited)
          Balance Sheets                                                     3
          Statements of Income                                               4
          Statements of Comprehensive Income (Loss)                          5
          Statements of Cash Flows                                           6
          Notes to Financial Statements                                      7

 Item 2:  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         14

 Item 3:  Quantitative and Qualitative Disclosures about Market Risk        18

 Item 4:  Controls and Procedures                                           22


PART II

 Item 1:  Legal Proceedings                                                 22

 Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds       22

 Item 3:  Defaults Upon Senior Securities                                   22

 Item 4:  Submission of Matters to a Vote Security Holders                  22

 Item 5:  Other Information                                                 22

 Item 6:  Exhibits                                                          22

Part I
Item 1.
FINANCIAL STATEMENTS

                                   BNP U.S. FUNDING L.L.C.

                                       BALANCE SHEETS
                            (in thousands, except per share data)


                                                        March 31, 2005    December 31, 2004
                                                         (unaudited)          (audited)
                                                        --------------    -----------------
ASSETS

Cash and cash equivalents                                    $ 24,528          $ 112,207

Certificates of deposits                                      120,000                  -

Investment securities (Notes 3 and 4)
Available-for-sale, at fair value                             930,371            986,218

Receivable arising from payment for securities,
     pursuant to the application of SFAS 125, as
     replaced by SFAS 140 (Note 3)                             19,582             20,869

Accounts receivable                                                26                 27

Accrued interest receivable                                     8,003              8,531
                                                        --------------     --------------


TOTAL ASSETS                                              $ 1,102,510        $ 1,127,852
                                                        ==============     ==============

LIABILITIES

Accrued interest payable                                        $ 834            $ 2,749
Accrued expenses                                                  434                338
Other liabilities                                              52,252             75,415
                                                        --------------     --------------

TOTAL LIABILITIES                                              53,520             78,502
                                                        --------------     --------------

Redeemable common securities, par value and
     redeemable value $10,000 per security; 150,000
     securities authorized, 53,011 securities
     issued and outstanding                                   530,110            530,110
Preferred securities, liquidation preference $10,000
     per security; 150,000 securities authorized,
     50,000 securities issued and outstanding                 500,000            500,000
Additional paid-in capital                                        651                651
Accumulated other comprehensive income                         10,737             16,830
Retained earnings                                               7,492              1,759
                                                        --------------     --------------

TOTAL REDEEMABLE COMMON SECURITIES,
     PREFERRED SECURITIES AND
     SECURITYHOLDERS' EQUITY                                1,048,990          1,049,350
                                                        --------------     --------------

TOTAL LIABILITIES AND TOTAL REDEEMABLE
     COMMON SECURITIES, PREFERRED
     SECURITIES AND SECURITYHOLDERS' EQUITY               $ 1,102,510        $ 1,127,852
                                                        ==============     ==============


See Notes to Financial Statements.

                                   BNP U.S. FUNDING L.L.C.

                              STATEMENTS OF INCOME (UNAUDITED)
                            (in thousands, except per share data)


                                                      For the Three Months Ended March 31,
                                                      ------------------------------------
INTEREST INCOME                                               2005              2004
                                                        --------------    --------------
Collateralized Mortgage Obligations:
     Floating-Rate REMICs                                 $        36        $        34
     Fixed-Rate REMICs                                            195                 29
Mortgage Backed Securities:
     Agency ARMs                                                   80                109
     Agency Hybrid ARMs                                           162                198
     Agency DUSs                                                2,023              1,272
Agency Debentures                                               2,451              4,299
Interest on deposits                                              834                 65
                                                        --------------     --------------

Total                                                           5,781              6,006
                                                        --------------     --------------

NONINTEREST INCOME (EXPENSE)

Other financial instrument                                        299               (453)
Fees and expenses                                                (348)              (317)
                                                        --------------     --------------
                                                                  (49)              (770)
                                                        --------------     --------------


NET INCOME APPLICABLE TO PREFERRED AND
     REDEEMABLE COMMON SECURITIES                         $     5,732        $     5,236
                                                        ==============     ==============

NET INCOME PER REDEEMABLE
     COMMON SECURITY                                      $    108.13        $     98.77
                                                        ==============     ==============



See Notes to Financial Statements.

                                   BNP U.S. FUNDING L.L.C.

                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
                                       (in thousands)


                                                      For the Three Months Ended March 31,
                                                      ------------------------------------
NET INCOME                                                   2005              2004
                                                        --------------    --------------
NET INCOME                                                $     5,732        $     5,236


OTHER COMPREHENSIVE INCOME (LOSS)

Net change in unrealized gain in fair value of
    available-for-sale securities that are not
    treated as collateral and that are not hedged
    by derivative instruments                                  (6,094)             3,766
                                                        --------------     --------------

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)                        (6,094)             3,766
                                                        --------------     --------------


COMPREHENSIVE INCOME (LOSS)                               $      (362)       $     9,002
                                                        ==============     ==============



See Notes to Financial Statements.

                                   BNP U.S. FUNDING L.L.C.

                            STATEMENTS OF CASH FLOWS (UNAUDITED)
                                       (in thousands)


                                                      For the Three Months Ended March 31,
                                                      ------------------------------------
OPERATING ACTIVITIES                                         2005              2004
                                                        --------------    --------------
Net income                                                $     5,732        $     5,236
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Amortization                                                 171                227
     (Gain) loss on other financial instrument                   (299)               453
     (Gain) loss on hedge activity                              2,551               (181)
Changes in assets and liabilities:
     Interest receivable                                          528                647
     Accounts receivable                                            1                (43)
     Accrued expenses                                              97                115
     Accrued interest payable                                  (1,915)            (1,687)
                                                        --------------     --------------
Net cash provided by operating activities                       6,866              4,767
                                                        --------------     --------------

INVESTING ACTIVITIES

Purchase of certificates of deposits                         (120,000)                 -
Proceeds from principal payments of securities,
   not treated as collateral                                   24,187              3,255
Proceeds from principal payments of securities,
  treated as collateral                                         1,268              3,297
                                                        --------------     --------------
Net cash provided by (used in) investing activities           (94,545)             6,552
                                                        --------------     --------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (87,679)            11,319

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                112,207             25,181
                                                        --------------     --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $    24,528        $    36,500
                                                        ==============     ==============

NONCASH FINANCING AND INVESTING ACTIVITIES

Decrease in receivable arising from payment for
  securities, pursuant to the application of SFAS 125,
  as replaced by SFAS 140 (Note 3)                        $     1,268        $     3,356


See Notes to Financial Statements.


UNAUDITED

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

The Company was initially capitalized on October 14, 1997, with the issuance to the Branch of one share of the Company's redeemable common securities, $10,000 par value (the "Common Securities"). On December 5, 1997 (inception), the Company commenced operations concurrent with the issuance of 50,000 noncumulative preferred securities, Series A, liquidation preference $10,000 per security (the "Series A Preferred Securities"), to qualified institutional buyers, and the issuance of an additional 53,010 Common Securities to the Branch. These issuances raised in the aggregate $1,030,115,873 of net capital (including $5,873 of additional paid-in capital). This entire amount was used to acquire a portfolio of debt securities (the "Initial Portfolio") at their fair values from the Branch. The Branch contributed additional paid-in capital of $3,000,000, $5,500,000, $7,500,000, $8,500,000, $6,800,000 on December 3, 2002,
June 3, 2003, December 3, 2003, June 3, 2004 and December 2, 2004, respectively.

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

The accounting and financial reporting policies of the Company conform to U.S. generally accepted accounting principles (the "GAAP") and current industry practices. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts and disclosures and may vary from actual results.

The accompanying financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with GAAP applicable to interim periods. The accompanying financial statements should be read in conjunction with the audited financial statements of BNP US Funding L.L.C reported in Form 10-K for the year ended December 31, 2004, filed on March 31, 2005.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENT SECURITIES

Investments in debt securities are classified as available-for-sale (recorded on a trade-date basis) and are carried at fair value. The debt securities can be categorized as hedged or non-hedged securities. Fair values of non-hedged debt securities are estimated based on quoted market price for these securities. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statements of Income, pursuant to application of SFAS 133, (see below, "Accounting for Derivatives and Hedging Activities"). Unrealized gains and losses on the non-hedged securities are reported as a component of "Other Comprehensive Income (Loss)". The hedged securities are generally valued using discounted cash flows in a yield-curve model based on LIBOR.

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

The Company has made an assessment of all its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at March 31, 2005. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less at acquisition date to be cash equivalents.

CERTIFICATES OF DEPOSITS

The Company has four certificates of deposits stated at cost that mature in less than six months.

DIVIDENDS

Dividends on the Series A Preferred Securities, when, as and if declared by the Company's Board of Directors, are payable semi-annually in arrears on a non-cumulative basis on the fifth day of June and December of each year, commencing June 5, 1998, at a rate per annum of 7.738% of the liquidation preference through and including December 5, 2007. Thereafter, dividends, when, as and if declared by the Company's Board of Directors, will be payable quarterly in arrears on the third Wednesday of March, June, September, and December of each year and will be calculated on a weekly basis in each quarter at a rate per annum of the liquidation preference equal to 2.8% per annum above one-week LIBOR for the week concerned as determined on the related LIBOR Determination Date. Holders of Common Securities are entitled to receive dividends when, as and if declared by the Company's Board of Directors out of the Company's net income not required to be applied to fund dividends with respect to the Series A Preferred Securities. Dividends to the Preferred Securityholders may be paid out of (i) net income, determined without regard to capital gains or losses, and or (ii) amounts contributed by the Bank or the Branch to the Company's capital. As of March 31, 2005, the Branch has contributed a total of $31,300,000 of additional paid-in capital, which was used to facilitate the semi-annual payments of dividends to the holders of the Series A Preferred Securities.

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

COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards No. 130, ("SFAS 130"), "Reporting Comprehensive Income," established standards for reporting and display of comprehensive income (loss) and its components. Components of comprehensive income (loss) include net income. Other comprehensive income (loss) consists of unrealized gains and losses on marketable securities available for sale.

NET INCOME PER REDEEMABLE COMMON SECURITY

Net income per redeemable common security is calculated by dividing net income after preferred dividends by the weighted average number of Common Securities outstanding.

INCOME TAXES

The Company is treated as a partnership for U.S. federal income tax purposes. As a partnership it is not a taxable entity, the Company will not be subject to U.S. federal, state and local income tax on its income. Instead, each securityholder is required to take into account its allocable share of items of income, gain, loss and deduction of the Company in computing its U.S. federal tax liability. Accordingly, the Company has made no provision for income taxes in the accompanying statements of income.

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

The Company has not sold or repledged the collateral; the securities within the Initial Portfolio mature or prepay over time. As they do, the Company recognizes the cash proceeds as a reduction in the receivable arising from payment for securities. The collateral at March 31, 2005 is reported in Note 4 below.

NOTE 4--INVESTMENT SECURITIES

The amortized cost and estimated fair value of the securities were as follows based on management's prepayment assumptions (in thousands):

March 31, 2005
--------------                                                        Gross             Gross
                                                                    Unrealized        Unrealized
 Non-Collateral                                 Amortized Cost        Gains             Losses        Fair Value
----------------                                --------------      ----------        ----------      ----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                           $      493        $      ---        $        5      $      488
   Fixed-Rate REMICs                                  30,915             1,743               ---          32,658
Mortgage Backed Securities:
   Agency ARMs                                         3,030                12                28           3,014
   Agency Hybrid ARMs                                  6,074                45                 3           6,116
   Agency DUSs                                       324,675            17,000               ---         341,675
Agency Debentures                                    505,522            41,350               452         546,420
                                                  ----------        ----------        ----------      ----------
     Total Non-Collateral                         $  870,709        $   60,150        $      488      $  930,371
                                                  ----------        ----------        ----------      ----------
Collateral
----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                           $    4,893        $      ---        $       58      $    4,835

   Fixed-Rate REMICs                                     ---               ---               ---             ---

Mortgage Backed Securities:
   Agency ARMs                                         5,405                38                 2           5,441
   Agency Hybrid ARMs                                  9,284                38                59           9,263
   Agency DUSs                                           ---               ---               ---             ---
Agency Debentures                                        ---               ---               ---             ---
                                                  ----------        ----------        ----------      ----------
     Total Collateral                             $   19,582        $       76        $      119      $   19,539
                                                  ----------        ----------        ----------      ----------
March 31, 2005 Total Portfolio                    $  890,291        $   60,226        $      607      $  949,910
------------------------------                    ==========        ==========        ==========      ==========


The breakdown of the Company's securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below based on management's prepayment assumptions (Actual maturities may differ from maturities shown below due to prepayments) (in thousands):

March 31, 2005
--------------                                              Due after 1    Due after 5
                                           Due in 1 year     through 5      through 10     Due after 10
Non-Collateral                                or less          years          years           years            Total
--------------                             -------------    -----------    -----------     ------------     -----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                    $       ---      $       493    $       ---     $       ---      $       493
   Fixed-Rate REMICs                               ---           30,915            ---             ---           30,915
Mortgage Backed Securities:
   Agency ARMs                                     ---            2,277            502             251            3,030
   Agency Hybrid ARMs                              268            4,130            562           1,114            6,074
   Agency DUSs                                     ---          324,675            ---             ---          324,675
Agency Debentures                                  ---          505,522            ---             ---          505,522
                                           -----------      -----------    -----------     -----------      -----------
     Total Non-Collateral                  $       268      $   868,012    $     1,064     $     1,365      $   870,709
                                           -----------      -----------    -----------     -----------      -----------

Collateral
----------
Collateralized Mortgage Obligations:
   Floating-Rate REMICs                    $       839      $     4,054            ---             ---      $     4,893
   Fixed-Rate REMICs                               ---              ---            ---             ---              ---
Mortgage Backed Securities:
   Agency ARMs                                     ---            1,270            851           3,284            5,405
   Agency Hybrid ARMs                              ---            2,070          6,285             929            9,284
   Agency DUSs                                     ---             ---             ---             ---              ---
Agency Debentures                                  ---             ---             ---             ---              ---
                                           -----------      -----------    -----------     -----------      -----------
     Total Collateral                      $       839      $     7,394    $     7,136     $     4,213      $    19,582
                                           -----------      -----------    -----------     -----------      -----------
March 31, 2005 Total Portfolio             $     1,107      $   875,406    $     8,200     $     5,578      $   890,291
------------------------------             ===========      ===========    ===========     ===========      ===========



The breakdown of the Company's securities by category and yield, before the result of hedges, is summarized below:


                                                     Due after 1    Due after 5
                                    Due in 1 year     through 5      through 10     Due after 10                 Yield after
March 31, 2005                         or less          years          years           years          Total        Hedging
---------------                     -------------    -----------    -----------     ------------     -------     -----------
Collateralized Mortgage
Obligations:
   Floating-Rate REMICs                   2.37%          2.63%           ---%            ---%          2.59%         2.59%
   Fixed-Rate REMICs                       ---           6.59            ---             ---           6.59          2.53
Mortgage Backed Securities:
   Agency ARMs                             ---           3.81           3.76            3.71           3.74          3.74
   Agency Hybrid ARMs                     5.68           4.18           3.62            5.62           4.15          4.15
   Agency DUSs                            2.33           6.13            ---             ---           6.12          2.47
Agency Debentures                          ---           5.87            ---             ---           5.87          1.94
                                      --------       --------       --------        --------       --------      --------
     Total                                2.63%          5.98%          3.65%           4.41%          5.93%         2.21%
                                      ========       ========       ========        ========       ========      ========



NOTE 5--FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of securities at March 31, 2005 was obtained from independent market sources and is summarized in Note 4. The carrying values of securities, as shown in Note 4, approximates their fair value. The fair value of the receivable arising from payment for securities, pursuant to the application of SFAS 125, as replaced by SFAS 140, was $19,538,851 at March 31, 2005.

The carrying value of cash and cash equivalents, certificates of deposits, accounts receivable, accrued interest receivable, accrued expenses, and accounts payable approximates fair value due to their short-term maturity of less than nine months.

The fair value of the cross currency and interest rate swaps was $(52,252,050) at March 31, 2005 and is reflected in "Other liabilities".

NOTE 6--DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

All of the Company's outstanding hedging transactions are fair value hedges. The fair value of these hedging instruments was $(50,807,823) at March 31, 2005, and has been recorded in "Other liabilities". It has been offset, except for the ineffective portion of the hedge, by the revaluation of the respective hedged investment securities. The fair value of the hedging instruments does not include accrued interest receivable and payable, which are shown separately on the balance sheet. For the three months ended March 31, 2005, the Company recognized a loss of $(2,550,875) in earnings related to the ineffective portion of fair value hedges. The Company also recognized a gain of $298,644 in current year's earnings related to a cross currency swap that no longer qualified as a fair value hedging instrument.

Cash Flow Hedges

For the three months ended March 31, 2005, the Company did not enter into cash flow hedge transactions and it is not the intention of the Company to use interest rate swaps to convert floating rate financial instruments to fixed rate financial instruments as part of a cash flow hedge strategy.

At March 31, 2005, the Company had outstanding interest rate and cross currency swap agreements with a notional principal amount of $644,989,150.

NOTE 7-- RELATED PARTY TRANSACTIONS

The Company entered into a Services Agreement with the Branch on December 5, 1997 pursuant to which the Branch manages the securities portfolio of the Company and performs other administrative functions. Expenses incurred under such Agreement was $246,917 for the period ended March 31, 2005. Under a specific allocation methodology, the costs of personnel servicing the Company is based on actual man-hours devoted to the activities of the Company and remains at arms length.

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


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Set forth on the following pages is management's discussion and analysis of the results of operations for the three months ended March 31, 2005, 2004 and 2003. Such information should be read in conjunction with our Financial Statements together with the Notes to the Financial Statements.

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

The Company has made an assessment of all its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at March 31, 2005. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

Results of Operations

The following discussion pertains to the three months ended March 31, 2005, March 31, 2004, and March 31, 2003 (the "2005 Period", the "2004 Period" and the "2003 Period," respectively).

     Portfolio

The average amortized cost of the Portfolio during the 2005 Period, 2004 Period and 2003 Period was $893,495,517, $997,292,946 and $995,300,406, respectively.
This reflects the following prepayments and reinvestments:

PREPAYMENTS                                  2005                2004               2003
-----------------------------------      ------------       ------------       ------------
Floating-Rate REMICs...............      $    819,821       $  1,642,747       $  3,387,183
Fixed-Rate REMICs..................      $        ---       $    298,027       $  3,572,384
Agency ARMs........................      $    241,694       $  1,135,209       $  4,741,166
Agency Hybrid ARMs.................      $    717,155       $  2,058,420       $  4,534,169
Agency DUS.........................      $ 23,674,642       $  1,418,248       $  1,054,488
Agency Debentures..................      $        ---       $        ---       $        ---

-------------------------------------------------------------------------------------------
REINVESTMENTS                                2005                2004               2003
-----------------------------------      ------------       ------------       ------------
Floating-Rate REMICs...............      $        ---       $        ---       $        ---
Fixed-Rate REMICs..................      $        ---       $        ---       $        ---
Agency ARMs........................      $        ---       $        ---       $        ---
Agency Hybrid ARMs.................      $        ---       $        ---       $        ---
Agency DUS.........................      $        ---       $        ---       $ 27,089,545
Agency Debentures..................      $        ---       $        ---       $ 20,038,400


As of March 31, 2005, 2004, and 2003, as calculated by aggregate amortized cost, approximately 43.22%, 49.15% and 49.68%, respectively, of the Portfolio consisted of collateralized mortgage obligations (Floating-Rate REMICs and Fixed-Rate REMICs) and mortgage backed securities (Agency ARMs, Agency Hybrid ARMs and Agency DUSs), and approximately 56.78%, 50.85%, and 50.32%, respectively, consisted of Agency Debentures. As of March 31, 2005, 2004 and 2003, floating rate securities accounted for approximately 3.28%, 4.09% and 7.54%, respectively, of the Portfolio's collateralized mortgage obligations and mortgage backed securities. In addition, a significant portion of the Agency Debentures and the Agency DUSs are hedged so that in all but one case, the fixed interest rates received on the bonds are converted into prevailing floating rates.

The aggregate market value of the securities in the Portfolio as of March 31, 2005, 2004 and 2003 was higher than the amortized cost by approximately 6.70%, 13.26%, and 11.48%, respectively, due to a net decrease in interest rates from the time of their original purchase. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statements of Income, pursuant to application of SFAS 133 (Note
2). Unrealized gains and losses on the non-hedged securities are reported as a component of Other Comprehensive Income (Loss).


     Revenue

For the 2005 Period, 2004 Period and 2003 Period, the Company had revenues of $5,780,454, $6,005,545 and $6,886,906, respectively. These amounts consisted of interest income on the investment securities, the unrealized gain/loss on hedged securities and derivatives used as hedging instruments, and interest on deposits. The Company believes the factor having the greatest impact on revenues is the interest rate environment. The decrease in revenues, is mainly due to the derivatives used as hedging instruments. The floating rate component of the swaps has generated less income due to decreasing interest rates in 2003 Period continuing through beginning of 2005 Period.

The Company's net income for the 2005 Period, 2004 Period and 2003 Period was $5,731,742, $5,235,993 and $6,250,803, respectively. The Company has declared and paid dividends for the 2005 Period, 2004 Period and 2003 Period as follows:


-------------------------------------------------------------------------------
Security                                Amount               Date Paid
-------------------------------------------------------------------------------
Series A Preferred                      $19,345,000          December 5, 2004
-------------------------------------------------------------------------------
Series A Preferred                      $19,345,000          June 5, 2004
-------------------------------------------------------------------------------
Series A Preferred                      $19,345,000          December 5, 2003
-------------------------------------------------------------------------------
Series A Preferred                      $19,345,000          June 5, 2003
-------------------------------------------------------------------------------
Series A Preferred                      $19,345,000          December 5, 2002
-------------------------------------------------------------------------------
Series A Preferred                      $19,345,000          June 5, 2002
-------------------------------------------------------------------------------


     Interest Income and Yields

For the 2005 Period, 2004 Period and 2003 Period, interest on the securities in the Portfolio amounted to $10,431,548, $12,326,457 and $11,970,537, respectively, representing an aggregate yield of 6.20%, 6.11 and 6.95%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows (yield based on average amortized cost):

                                    2005                     2004                     2003
                            ---------------------    ---------------------    ---------------------
Floating-Rate REMICs......  $     36,182    2.59%    $     33,914    1.31%    $    129,580    2.30%
Fixed-Rate REMICs.........  $    509,342    6.59%    $    169,104    6.76%    $    606,983    6.57%
Agency ARMs...............  $     79,563    3.74%    $    108,967    3.77%    $    239,752    4.48%
Agency Hybrid ARMs........  $    161,602    4.15%    $    197,979    3.91%    $    419,037    4.95%
Agency DUS................  $  5,007,226    6.12%    $  7,071,208    6.44%    $  5,868,197    6.28%
Agency Debentures.........  $  4,637,633    5.87%    $  4,745,285    6.00%    $  4,706,988    5.95%


The yield on Agency Debentures is based on U.S. dollar denominated securities which excludes the Japanese Yen denominated securities.

During the 2005 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICs were approximately 2.47%, 1.94% and 2.53%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities. During the 2004 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICS were approximately 1.16%, 3.40% and 1.15%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities. During the 2003 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICS were approximately 1.40%, 3.33% and 5.12%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities.

The Company also recorded interest income from short-term investments for the 2005 Period, 2004 Period and 2003 Period of $833,580, $65,226 and $102,368,
respectively. These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio, (ii) prepayments of principal pending their reinvestment and (iii) short-term investments classified as cash equivalents. In the fourth quarter of 2004, the Company began reinvesting prepayments mainly into short-term Certificates of Deposits.

     Operating Expenses

Operating expenses for the 2005 Period, 2004 Period and 2003 Period totaled $347,356, $316,604 and $332,402, respectively. Operating expenses consisted largely of fees paid to the Branch under the Services Agreement, fees to Citibank as Trustee, consulting fees and audit fees. The cost of Branch personnel servicing the Company is based on actual man-hours devoted to the activities of the Company and remains at arms length. Expenses incurred under the Services Agreement for the 2005 Period, 2004 Period and 2003 Period totaled $246,917, $203,876 and $241,941, respectively.

Receivable Arising from Payment for Securities

Due to the potential consequences of a Shift Event (as defined in Item 1 Note 2 herein), the Company's purchase of the Initial Portfolio (as defined in Item 1 herein) from the Branch did not meet certain SFAS 125, as replaced by SFAS 140, sale accounting requirements. Accordingly, the Company recorded at December 5, 1997 a receivable for the consideration paid to the Branch for the Initial Portfolio treated as collateral. As a legal and economic matter, however, there is no such receivable since (a) neither the Bank nor the Branch has any obligation to repay any part of the purchase price for the Initial Portfolio or to repurchase or redeem any of the securities included therein, and (b) the Company has no obligation to return any of such securities to the Bank or the Branch (except in the limited circumstances and to the extent that the occurrence of a Shift Event under the Charter would require the transfer of any assets held by the Company at the time). As the securities in the Initial Portfolio are paid, the receivable will be deemed to be realized by an amount corresponding to the amount of the payments received. At March 31, 2005, the receivable arising from payment for securities amounted to $19,581,388 respectively. The decrease in the amount of such receivable between the two dates reflects the prepayment of securities in the Initial Portfolio. The Company recognized the cash proceeds of such prepayments as a reduction in the receivable. Such decreases in the receivable did not affect the Company's results of operations or cash flow. Disclosures required under SFAS 125, as replaced by SFAS 140, are included in Note 3.

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

The low interest rate environment has adversely affected the Company's income. The Company has not declared dividends on the Common Securities since June 2001 in order to retain earnings available for the payment of dividends to the holders of the Series A Preferred Securities. Dividends to the Preferred Securityholders may be paid out of (i) net income, determined without regard to capital gains or losses, or (ii) amounts contributed by the Bank or the Branch to the Company's capital. As of March 31, 2005, the Branch has contributed a total of $31,300,000 of additional paid-in capital, which was used to facilitate the semi-annual payments of dividends to the holders of the Series A Preferred Securities.

The Company cannot make any assurances that a decrease in interest rates, only a modest increase in interest rates or the sustained low interest rate environment will not adversely effect the Company's future income. Based on 2005 projected earnings, the Company may require additional cash contributions from the Branch to facilitate payment of preferred dividends.

BNP PARIBAS Group's total and Tier 1 risk-based capital ratios at March 31, 2005 were 10.0% and 7.4%, which are well above the minimum standards required by French banking regulations, currently 8% for total risk-based capital and 4% for Tier 1 risk-based capital. A "Shift Event" would occur if BNP PARIBAS' risk-based capital fell below these minimum standards of 8% and 4%, respectively. See Note 2 of the attached financial statements for a detailed explanation of "Shift Events".

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

The outstanding principal amount and estimated fair value as of March 31, 2005, by each category of investment, is depicted in Item 1.

Interest Rate Risk

The Company's income consists primarily of interest payments on collateralized mortgage obligations, mortgage-backed securities, agency debentures and agency DUSs. Currently, the Company uses derivative products to manage a portion of its interest rate risk.

For the three months ended March 31, 2005, the interest rate environment remained at a historically low level. This situation continues to affect the Company's income through the floating rate component of the portfolio (floating-rate securities and fixed-rate securities converted to floating-rate instruments through interest rate swaps based upon LIBOR). This situation will likely prevail as long as LIBOR rates remain near or below the March 31, 2005 rate.

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

                                                                                            Fair Value at
                                                                                           March 31, 2005       Notional Balance
   Value Date           Maturity Date        Fixed Rate          Receive Rate                (in 000's)             (in 000's)
-----------------     -----------------     ------------     ----------------------      ------------------     ----------------
November 25, 1998     March 26, 2008        JPY 1.75         U.S. Three Month LIBOR          $   (6,628)         $   42,000
                                                             Plus Six Basis Points
November 25, 1998     October 9, 2007       JPY 2.125        U.S. Three Month LIBOR             (10,373)             58,000
                                                             Plus Six Basis Points
November 25, 1998     August 25, 2008       U.S. 6.15        U.S. One Month LIBOR                  (959)             18,273
                                                             Plus Five Basis Points
February 11, 1999     March 14, 2007        U.S. 6.80        U.S. Three Month LIBOR              (2,469)             50,000
                                                             Minus Two Basis Points
February 12, 1999     March 5, 2007         U.S. 6.68        U.S. Three Month LIBOR              (2,551)             50,000
                                                             Minus Two Basis Points
February 25, 1999     February 25, 2009     U.S. 5.95        U.S. One Month LIBOR                (1,015)             19,894
                                                             Plus Three Basis Points
March 29, 1999        October 9, 2007       JPY 2.125        U.S. Three Month LIBOR              (4,389)             30,000
                                                             Minus Two and Half
                                                             Basis Points
April 6, 1999         October 9, 2007       JPY 2.125        U.S. Three Month LIBOR              (4,740)             26,400
                                                             Minus One Basis Point
June 25, 1999         June 25, 2009         U.S. 6.06        U.S. One Month LIBOR                (1,446)             25,112
                                                             Plus Three and Half
                                                             Basis Points
July 1, 1999          June 25, 2009         U.S. 6.39        U.S. One Month LIBOR                (1,061)             15,140
                                                             Plus Three and Half
                                                             Basis Points
September 27, 1999    March 25, 2008        U.S. 6.29        U.S. One Month LIBOR                (2,161)             41,270
                                                             Plus Five Basis Points
September 27, 1999    March 25, 2009        U.S. 5.858       U.S. One Month LIBOR                (1,304)             27,076
                                                             Plus Four Basis Points
November 26, 1999     April 25, 2009        U.S. 6.04        U.S. One Month LIBOR                  (819)             14,858
                                                             Plus Four Basis Points
June 26, 2000         October 1, 2007       U.S. 6.68        U.S. One Month LIBOR                  (451)              7,965
                                                             Plus One and Half Basis
                                                             Points
June 26, 2000         October 1, 2008       U.S. 6.26        U.S. One Month LIBOR                  (525)              8,938
August 1, 2000        December 25, 2007     U.S. 6.42        U.S. One Month LIBOR                  (385)              7,000
October 2, 2000       June 1, 2007          U.S. 7.024       U.S. One Month LIBOR                  (352)              5,920
                                                             Minus Two Basis Points
October 2, 2000       July 1, 2007          U.S. 7.405       U.S. One Month LIBOR                  (521)              7,395
                                                             Minus Two Basis Points
November 2, 2000      October 9, 2007       JPY 2.125        U.S. Three Month LIBOR                (912)             15,000
                                                             Minus Two Basis Points
March 25, 2001        October 25, 2007      U.S. 6.94        U.S. One Month LIBOR                  (397)              6,203
                                                             Plus Two Basis Points
May 1, 2002           October 25, 2007      U.S. 6.63        U.S. One Month LIBOR                  (501)              8,913
                                                             Plus One Basis Point
May 3, 2002           August 25, 2007       U.S. 6.74        U.S. One Month LIBOR                  (570)             10,000
                                                             Plus One Basis Point
August 25, 2002       August 25, 2007       U.S. 4.90        U.S. One Month LIBOR                  (389)             26,500
                                                             Plus Five Basis Points
September 25, 2002    June 25, 2007         U.S. 7.007       U.S. One Month LIBOR                  (588)             10,239
                                                             Plus Seven Basis Points
March 21, 2003        February 25, 2009     U.S. 5.945       U.S. One Month LIBOR                  (761)             15,661
                                                             Plus Nine Basis Points
May 8, 2003           July 25, 2006         U.S. 7.239       U.S. One Month LIBOR                  (442)             10,716
                                                             Plus Seven Basis Points
August 1, 2003        April 25, 2008        U.S. 6.568       U.S. One Month LIBOR                  (792)             12,950
                                                             Plus Ten Basis Points
August 1, 2003        October 25, 2007      U.S. 6.812       U.S. One Month LIBOR                (1,103)             18,641
                                                             Plus Ten Basis Points
October 9, 2003       October 25, 2007      U.S. 6.96        U.S. One Month LIBOR                (1,031)             16,010
                                                             Plus Five Basis Points
April 1, 2004         August 25, 2007       U.S. 6.74        U.S. One Month LIBOR                (1,173)             20,915
                                                                                                 -------             ------
                                                             Plus Five Basis Points

Total Swaps- Fair Value Hedges                                                               $  (50,808)        $   626,989
                                                                                              ----------         ----------
January 17, 2001      March 26, 2008        JPY 1.750        U.S. 5.80                           (1,444)             18,000
                                                                                              ----------         ----------
Other Swap                                                                                   $   (1,444)        $    18,000
                                                                                              ----------         ----------
Total Swap Portfolio (Other liabilities)                                                     $  (52,252)        $   644,989
                                                                                              ==========         ==========

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

The breakdown of the Company's securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below based on management's prepayment assumptions (see Note 4 under Item 1 for yield information) (actual maturities may differ from maturities shown below due to prepayments) (in thousands):

                                                                             March 31, 2005
                                                                             --------------
                                              Due        Due        Due        Due        Due        Due        Due
                                              In        after      after      after      after      After      After
Non-Collateral                               2005       2005       2006       2007       2008       2009       2010        Total
--------------                             ---------  ---------  ---------  ---------  ---------  ---------  ---------   ---------
Fixed-Rate Instruments:
  Fixed-Rate REMICs......................  $     ---  $     ---   $ 30,915  $     ---  $     ---  $     ---  $     ---   $  30,915
  Agency DUS..............................       ---     10,716     92,845    143,193     77,921        ---        ---     324,675
  Agency Debentures ......................       ---        ---    373,817    131,705        ---        ---        ---     505,522
                                           ---------  ---------  ---------  ---------  ---------  ---------  ---------   ---------
Total Fixed-Rate Instruments..............      ---      10,716    497,577    274,898     77,921        ---        ---     861,112
                                           ---------  ---------  ---------  ---------  ---------  ---------  ---------   ---------

Floating-Rate Instruments:
  Floating-Rate REMICs....................       ---        ---        493        ---        ---        ---        ---         493
  Agency ARMs.............................       ---         95        620        ---      1,562        ---        753       3,030
  Agency Hybrid ARMs......................        86        182        459      2,607      1,064        ---      1,676       6,074
                                           ---------  ---------  ---------  ---------  ---------  ---------  ---------   ---------

Total Floating-Rate Instruments...........        86        277      1,572      2,607      2,626       ----      2,429       9,597
                                           ---------  ---------  ---------  ---------  ---------  ---------  ---------   ---------

Total Non-Collateral                       $      86  $  10,993  $ 499,149  $ 277,505  $  80,547  $     ---  $   2,429   $ 870,709
                                           ---------  ---------  ---------  ---------  ---------  ---------  ---------   ---------
Collateral
Fixed-Rate Instruments:
  Fixed-Rate REMICs....................... $     ---  $     ---  $     ---  $     ---  $     ---  $     ---  $     ---   $     ---
  Agency DUS..............................       ---        ---        ---        ---        ---        ---        ---         ---
  Agency Debentures ......................       ---        ---        ---        ---        ---        ---        ---         ---
                                           ---------  ---------  ---------  ---------  ---------  ---------  ---------   ---------
Total Fixed-Rate Instruments..............       ---        ---        ---        ---        ---        ---        ---         ---
                                           ---------  ---------  ---------  ---------  ---------  ---------  ---------   ---------

  Floating-Rate Instruments:
  Floating-Rate REMICs....................       606        233      2,742      1,312        ---        ---        ---       4,893
  Agency ARMs.............................       ---        ---        ---      1,270        ---        ---      4,135       5,405
  Agency Hybrid ARMs......................       ---        ---        ---        ---      2,070      2,846      4,368       9,284
                                           ---------  ---------  ---------  ---------  ---------  ---------  ---------   ---------
Total Floating-Rate Instruments...........       606        233      2,742      2,582      2,070      2,846      8,503      19,582
                                           ---------  ---------  ---------  ---------  ---------  ---------  ---------   ---------

Total Collateral.......................... $     606  $     233  $   2,742  $   2,582  $   2,070  $   2,846  $   8,503   $  19,582
                                           ---------  ---------  ---------  ---------  ---------  ---------  ---------   ---------
March 31, 2005 Total Portfolio             $     692  $  11,226  $ 501,891  $ 280,087  $  82,617  $   2,846  $  10,932   $ 890,291
                                           =========  =========  =========  =========  =========  =========  =========   =========

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2005, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the Company's evaluation, the President and Chief Financial Officer concluded that the disclosure controls and procedures are effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There have been no significant changes in the Company's internal control over financial reporting that occurred during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II

Item 1:         Legal Proceedings

         None.

Item 2:         Unregistered Sales of Equity Securities and Use of Proceeds

         None.

Item 3:         Defaults upon Senior Securities

         None.

Item 4:         Submission of Matters to a Vote of Securityholders

         None.

Item 5:         Other Information

         None

Item 6:         Exhibits

EXHIBITS

         A) Exhibits:

              11) Computation of Per Share Earnings (omitted in accordance with section (b)(11) of Item 601 of Regulation S-K)

              12) Computation of ratio of earnings to fixed charges and preferred security dividends

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

                                                  BNP U.S. FUNDING L.L.C.
                                                               Registrant



Date: May 16, 2005                                By  /s/ Oliver Meisel
                                                      -------------------------
                                                        Olivier Meisel
                                                        President and Director

Date: May 16, 2005                                By  /s/ Thomas Clyne
                                                      -------------------------
                                                        Thomas Clyne
                                                        Chief Financial Officer
                                                        and Director