Form 10-Q
period 2005-06-30
BNP US FUNDING LLC
filed 2005-08-15
CIK 1054659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_____________________

FORM 10-Q

 ________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

Commission File Number 000-23745

BNP US FUNDING L.L.C.

(Exact name of registrant as specified in its charter)

Delaware	13-3972207
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

787 Seventh Avenue New York, NY	10019
(Address of principal executive offices)	(Zip Code)

(212) 841-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

All outstanding shares of Common Stock were held by BNP PARIBAS at June 30, 2005.

The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on August 15, 2005, were as follows:

Class	Number of Shares
Common Stock, $10,000 per share par value	53,011

Form 10-Q Index

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3:	Quantitative and Qualitative Disclosures about Market Risk	19
Item 4:	Controls and Procedures	22

PART II

Item 1:	Legal Proceedings	22
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3:	Defaults Upon Senior Securities	22
Item 4:	Submission of Matters to a Vote of Security Holders	22
Item 5:	Other Information	22
Item 6:	Exhibits	23

2

Part I
Item 1.
FINANCIAL STATEMENTS

BNP U.S. FUNDING L.L.C.

BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2005	December 31, 2004
	(unaudited)	(audited)

ASSETS

Cash and cash equivalents	$69,074	$112,207

Certificates of deposit	120,000	-

Investment securities (Notes 4)
Available-for-sale, at fair value	877,120	986,218

Receivable arising from payment for securities, pursuant
to the application of SFAS 125, as replaced by
SFAS 140 (Note 3)	17,481	20,869

Accounts receivable	9	27

Accrued interest receivable	9,671	8,531

TOTAL ASSETS	$1,093,355	$1,127,852

LIABILITIES

Accrued interest payable	$2,407	$2,749
Accrued expenses	563	338
Other liabilities	44,177	75,415

TOTAL LIABILITIES	47,147	78,502

Redeemable common securities, par value and redeemable
value $10,000 per security; 150,000 securities authorized,
53,011 securities issued and outstanding	530,110	530,110
Preferred securities, liquidation preference $10,000 per
security; 150,000 securities authorized, 50,000 securities
issued and outstanding	500,000	500,000
Additional paid-in capital	803	651
Accumulated other comprehensive income	11,212	16,830
Retained earnings	4,083	1,759

TOTAL REDEEMABLE COMMON SECURITIES,
PREFERRED SECURITIES AND
SECURITYHOLDERS’ EQUITY	1,046,208	1,049,350

TOTAL LIABILITIES AND TOTAL REDEEMABLE
COMMON SECURITIES, PREFERRED
SECURITIES AND SECURITYHOLDERS’ EQUITY	$1,093,355	$1,127,852

See Notes to Financial Statements.

BNP U.S. FUNDING L.L.C.

STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
INTEREST INCOME	2005	2004	2005	2004

Collateralized Mortgage Obligations:
Floating-Rate REMICs	$38	$28	$74	$62
Fixed-Rate REMICs	239	171	435	200
Mortgage Backed Securities:
Agency ARMs	75	96	154	205
Agency Hybrid ARMs	148	192	309	390
Agency DUSs	2,333	1,396	4,356	2,668
Agency Debentures	7,965	4,067	10,415	8,366
Interest on deposits	1,313	42	2,148	107

Total	12,111	5,992	17,891	11,998

NONINTEREST INCOME (EXPENSE)

Other financial instrument	943	310	1,242	(143)
Fees and expenses	(365)	(385)	(712)	(702)

	578	(75)	530	(845)

NET INCOME APPLICABLE TO PREFERRED AND
REDEEMABLE COMMON SECURITIES	$12,689	$5,917	$18,421	$11,153

NET LOSS PER REDEEMABLE
COMMON SECURITY	$(125.52)	$(253.31)	$(17.43)	$(154.53)

See Notes to Financial Statements.

BNP U.S. FUNDING L.L.C.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED) (in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

NET INCOME	$12,689	$5,917	$18,421	$11,153

OTHER COMPREHENSIVE INCOME (LOSS)
Net change in unrealized gain in fair value
of available-for-sale securities that are not treated
as collateral and that are not hedged by

derivative instruments	475	(9,718)	(5,618)	(5,952)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	475	(9,718)	(5,618)	(5,952)

COMPREHENSIVE INCOME (LOSS)	$13,164	$(3,801)	$12,803	$5,201

See Notes to Financial Statements.

BNP U.S. FUNDING L.L.C.

     STATEMENT OF CHANGES IN REDEEMABLE COMMON SECURITIES, PREFERRED SECURITIES AND SECURITYHOLDERS' EQUITY (UNAUDITED) (in thousands)

For the Three Months Ended March 31, 2005 and June 30, 2005

						Total
						Redeemable
				Accumulated		Common Securities,
	Redeemable		Additional	Other		Preferred Securities
	Common	Preferred	Paid-in	Comprehensive	Retained	and Securityholders'
	Securities	Securities	Capital	Income	Earnings	Equity

Balance at December 31, 2004	$530,110	$500,000	$651	$16,830	$1,759	$1,049,350

Net income					5,732	5,732
Other comprehensive loss				(6,093)		(6,093)

Balance at March 31, 2005	$530,110	$500,000	$651	$10,737	$7,491	$1,048,989

Net income					12,689	12,689
Other comprehensive income				475		475
Additional paid-in capital			3,400			3,400
Dividends paid - preferred securities			(3,248)		(16,097)	(19,345)

Balance at June 30, 2005	$530,110	$500,000	$803	$11,212	$4,083	$1,046,208

See Notes to Financial Statements.

BNP U.S. FUNDING L.L.C.

STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Six Months Ended June 30,

	2005	2004

OPERATING ACTIVITIES

Net income	$18,421	$11,153
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization	361	432
(Gain) loss on other financial instrument	(1,242)	143
(Gain) loss on hedge activity	40	(123)
Changes in assets and liabilities:
Interest receivable	(1,141)	(23)
Accounts receivable	18	(146)
Accrued expenses	225	198
Accrued interest payable	(341)	5

Net cash provided by operating activities	16,341	11,639

INVESTING ACTIVITIES

Purchase of investment securities:
Fixed-Rate REMICs	-	(20,915)
Purchase of Certificates of deposits	(120,000)	-
Proceeds from principal payments of securities,
not treated as collateral	73,143	15,762
Proceeds from principal payments of securities,
treated as collateral	3,328	5,829

Net cash (used in) provided by investing activities	(43,529)	676

FINANCING ACTIVITIES

Additional paid-in capital	3,400	8,500
Cash dividends - preferred securities	(19,345)	(19,345)

Net cash used in financing activities	(15,945)	(10,845)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(43,133)	1,470

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	112,207	25,181

CASH AND CASH EQUIVALENTS, END OF PERIOD	$69,074	$26,651

NONCASH FINANCING AND INVESTING ACTIVITIES

Decrease in receivable arising from payment for securities, pursuant
to the application of SFAS 125, as replaced by SFAS 140 (Note 3)	$3,368	$5,931

See Notes to Financial Statements.

FORWARD LOOKING DISCLOSURE STATEMENT

From time to time, the Company may publish, verbally or in written form, forward-looking statements relating to such matters as anticipated financial performance, economic conditions, interest rate levels, investment prospects and similar matters. In fact, this quarterly report on Form 10-Q and our annual report on 10-K (or any other periodic reporting documents required by the Securities Exchange Act of 1934 Act, as amended (the “Exchange Act”)) may contain forward-looking statements reflecting the current views of the Company concerning potential future events or developments. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a “safe harbor” for forward-looking statements. In order to comply with the terms of the “safe harbor,” the Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties which may affect the operations, performance, development and results of the Company’s business include, but are not limited to, the following: uncertainties relating to economic conditions and interest rate levels, and uncertainties relating to government and regulatory policies. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made.

UNAUDITED

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

BNP U.S. Funding L.L.C. (the “Company” or the “Registrant”) is a Delaware limited liability company formed on October 14, 1997, for the purpose of acquiring and holding certain types of eligible securities that generate net income for distribution to the holders of its Series A Preferred Securities (as defined below) and its redeemable Common Securities (as defined below). The Company has no subsidiaries and is a wholly owned subsidiary of the New York Branch (the “Branch”) of BNP PARIBAS (formerly, Banque Nationale de Paris), a société anonyme or limited liability corporation organized under the laws of the Republic of France (the “Bank”, “BNP PARIBAS” or “BNPP”). The Company was continued pursuant to the Amended and Restated Limited Liability Company Agreement of the Company (the “Company’s Charter” or the “Charter”) entered into on December 5, 1997, by the Branch.

The Company was initially capitalized on October 14, 1997, with the issuance to the Branch of one share of the Company’s redeemable common securities, $10,000 par value (the “Common Securities”). On December 5, 1997 (inception), the Company commenced operations concurrent with the issuance of 50,000 noncumulative preferred securities, Series A, liquidation preference $10,000 per security (the “Series A Preferred Securities”), to qualified institutional buyers, and the issuance of an additional 53,010 Common Securities to the Branch. These issuances raised in the aggregate $1,030,115,873 of net capital (including $5,873 of additional paid-in capital). This entire amount was used to acquire a portfolio of debt securities (the “Initial Portfolio”) at their fair values from the Branch. The Branch contributed additional paid-in capital of $3,000,000, $5,500,000, $7,500,000, $8,500,000, $6,800,000 and $3,400,000 on December 3, 2002, June 3, 2003, December 3, 2003, June 3, 2004, December 2, 2004 and June 2, 2005, respectively.

The Company entered into a services agreement (the “Services Agreement”) with the Branch on December 5, 1997, pursuant to which the Branch maintains the securities portfolio of the Company (the “Portfolio”) and performs other administrative functions. The Company has no employees. All of the Company’s officers are officers or employees of the Branch or the Bank or their affiliates. The securities in the Portfolio are held by Citibank N.A., acting as trustee (the “Trustee”) under the trust agreement between the Company and Citibank N.A. dated December 1, 1997 (the “Trust Agreement”).

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

The accompanying financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with GAAP applicable to interim periods. The accompanying financial statements should be read in conjunction with the audited financial statements of BNP US Funding L.L.C. reported in Form 10-K for the year ended December 31, 2004, filed on March 31, 2005.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENT SECURITIES

Investments in debt securities are classified as available-for-sale (recorded on a trade-date basis) and are carried at fair value. The debt securities can be categorized as hedged or non-hedged securities. Fair values of non-hedged debt securities are estimated based on quoted market price for these securities. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statements of Income, pursuant to application of SFAS 133, (see below, “Accounting for Derivatives and Hedging Activities”). Unrealized gains and losses on the non-hedged securities are reported as a component of “Other Comprehensive Income (Loss)”. The hedged securities are generally valued using discounted cash flows in a yield-curve model based on LIBOR.

Interest on securities is included in interest income and is recognized using the interest method. Premiums and discounts are amortized in a manner that approximates the constant yield method.

ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES

Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, requires that an entity measure all derivatives at fair value and recognize those derivatives as either assets or liabilities on the balance sheet. The change in the derivative’s fair value is generally to be recognized in current period earnings. However, if certain conditions are met, a derivative may be specifically designated as a hedge of an exposure to changes in fair value, variability of cash flows, or certain foreign currency exposures.

The Company has made an assessment of all its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at June 30, 2005. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less at acquisition date to be cash equivalents.

CERTIFICATES OF DEPOSIT

The Company has three Certificates of deposit stated at cost that mature in less than six months.

DIVIDENDS

Dividends on the Series A Preferred Securities, when, as and if declared by the Company’s Board of Directors, are payable semi-annually in arrears on a non-cumulative basis on the fifth day of June and December of each year, commencing June 5, 1998, at a rate per annum of 7.738% of the liquidation preference through and including December 5, 2007. Thereafter, dividends, when, as and if declared by the Company’s Board of Directors, will be payable quarterly in arrears on the third Wednesday of March, June, September, and December of each year and will be calculated on a weekly basis in each quarter at a rate per annum of the liquidation preference equal to 2.8% per annum above one-week LIBOR for the week concerned as determined on the related LIBOR Determination Date. Holders of Common Securities are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of the Company’s net income not required to be applied to fund dividends with respect to the Series A Preferred Securities. Dividends to the Preferred Securityholders may be paid out of (i) net income, determined without regard to capital gains or losses, and or (ii) amounts contributed by the Bank or the Branch to the Company’s capital. As of June 30, 2005, the Branch has contributed a total of $34,700,000 of additional paid-in capital, which was used to facilitate the semi-annual payments of dividends to the holders of the Series A Preferred Securities.

To date, the Company has declared and paid dividends as follows:

Security	Amount	Date Paid
Series A Preferred Securities	$ 19,345,000	June 5, 1998
Common Securities	$ 5,347,365	June 22, 1998
Series A Preferred Securities	$ 19,345,000	December 5, 1998

Common Securities	$ 8,787,127	December 15, 1998
Series A Preferred Securities	$ 19,345,000	June 5, 1999
Common Securities	$ 8,454,284	June 15, 1999
Series A Preferred Securities	$ 19,345,000	December 5, 1999
Common Securities	$ 10,352,672	December 15, 1999
Series A Preferred Securities	$ 19,345,000	June 5, 2000
Common Securities	$ 12,508,486	June 19, 2000
Series A Preferred Securities	$ 19,345,000	December 5, 2000
Common Securities	$ 14,792,297	December 19, 2000
Series A Preferred Securities	$ 19,345,000	June 5, 2001
Common Securities	$ 10,718,708	June 19, 2001
Series A Preferred Securities	$ 19,345,000	December 5, 2001
Series A Preferred Securities	$ 19,345,000	June 5, 2002
Series A Preferred Securities	$ 19,345,000	December 5, 2002
Series A Preferred Securities	$ 19,345,000	June 5, 2003
Series A Preferred Securities	$ 19,345,000	December 5, 2003
Series A Preferred Securities	$ 19,345,000	June 5, 2004
Series A Preferred Securities	$ 19,345,000	December 5, 2004
Series A Preferred Securities	$ 19,345,000	June 5, 2005

If the Bank’s financial condition were to deteriorate with the consequence that a Shift Event (as defined below) were to occur, substantially all of the Common Securities would be redeemed automatically without prior redemption of the Series A Preferred Securities and dividends payable on each Series A Preferred Security could be substantially reduced or completely eliminated. In addition, if the Bank’s Tier 1 risk-based capital ratio were to decline below the minimum percentage required by French banking regulations (currently 4%), the Company would pay a special dividend consisting of all of the Company’s net assets (other than assets having a total market value of approximately $40,000,000) to the Branch as holder of the Common Securities.

A “Shift Event” would be deemed to have occurred if (i) the Bank’s total risk-based capital ratio or Tier 1 risk-based capital ratio were to decline below the minimum percentages required by French banking regulations, (ii) the Bank were to become subject to certain specified receivership proceedings or (iii) the French Banking Commission (Commission Bancaire), in its sole discretion, were to notify the Bank and the Company that it has determined that the Bank’s financial condition was deteriorating such that either of the foregoing clauses (i) or (ii) would apply in the near term. French banking regulations currently require French banks to maintain a minimum total risk-based capital ratio of at least 8.0% and a minimum Tier 1 risk-based capital ratio of at least 4.0%.

The Company may not pay dividends or make other distributions on the Common Securities or the Series A Preferred Securities if, after giving effect to the distributions, the Company’s liabilities would exceed the fair value of its assets. Additionally, as long as any Series A Preferred Securities are outstanding, except during a Shift Period (i.e., following the occurrence of a Shift Event causing a shift in dividend preference and before the termination thereof), the amount of dividends on the Common Securities in any fiscal year may not exceed the amount by which the net income of the Company for such fiscal year exceeds the stated dividends on the Series A Preferred Securities scheduled to be paid during such fiscal year irrespective of whether dividends on the Series A Preferred Securities are in fact declared and paid. Additionally, other than during a Shift Period, no dividends may be declared, paid or set apart for payment on the Common Securities (a) with respect to any period of time included in any Dividend Period unless full dividends have been or contemporaneously are declared and paid, or declared and a sum sufficient for the payment thereof is set apart for such payment on the Series A Preferred Securities for the then-current Dividend Period and (b) the Company may not declare, pay or set apart funds for any dividends or other distributions with respect to any Common Securities unless and until (x) full dividends on the Series A Preferred Securities for the two most recent preceding Dividend Periods are declared and paid, or declared and a sum sufficient for payment has been paid over to the dividend disbursing agent for payment of such dividends and (y) the Company has declared a cash dividend on the Series A Preferred Securities at the annual dividend rate for the then-current Dividend Period, and sufficient funds have been paid over to the dividend disbursing agent for payment of such cash dividends for such then-current Dividend Period.

COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards No. 130, (“SFAS 130”), “Reporting Comprehensive Income,” established standards for reporting and display of comprehensive income (loss) and its components. Components of comprehensive income (loss) include net income. Other comprehensive income (loss) consists of unrealized gains and losses on marketable securities available for sale.

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

All of the Company’s assets denominated in a foreign currency are included in its available-for-sale securities portfolio, and their foreign currency exchange risk is hedged by means of cross currency swaps. In accordance with the requirements of SFAS 133, the change in fair value, due to the change in the foreign currency exchange rate, of both the hedged securities and the hedging instruments is recorded in current period earnings.

Revenues and expenses are translated monthly at amounts which approximate weighted average exchange rates.

NOTE 3--RECEIVABLE ARISING FROM PAYMENT FOR SECURITIES

Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” addresses the accounting for the transfer of financial assets. Under SFAS 140, transfers of financial assets that do not meet certain sale accounting requirements must be accounted for as a secured borrowing transaction with a pledge of collateral. Due to the potential consequences of a Shift Event (as described above), the Company’s purchase of the Initial Portfolio from the Branch did not meet certain SFAS 125, as replaced by SFAS 140, sale accounting requirements. Therefore, the purchase of the Initial Portfolio has been accounted for as a secured borrowing transaction with a pledge of collateral. In accounting for this transaction as a secured borrowing transaction in accordance with SFAS 125, as replaced by SFAS 140, the Company has recorded a receivable in an amount equal to the remaining amount paid to the Branch to acquire the Initial Portfolio. In this case, however, having delivered the securities in the Initial Portfolio to the Company, neither the Branch nor BNPP has any further obligation to the Company to repay any part of the purchase price for the Initial Portfolio or otherwise to repurchase or redeem any securities in the Initial Portfolio.

The Company has not sold or repledged the collateral; the securities within the Initial Portfolio mature or prepay over time. As they do, the Company recognizes the cash proceeds as a reduction in the receivable arising from payment for securities. The collateral at June 30, 2005 is reported in Note 4 below.

NOTE 4--INVESTMENT SECURITIES

The amortized cost and fair value of the securities were as follows based on management’s prepayment assumptions (in thousands):

June 30, 2005
Non-Collateral	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized Mortgage Obligations:
Floating-Rate REMICs	$ 457	$ 3	$ ---	$ 460
Fixed-Rate REMICs	30,915	1,745	---	32,660
Mortgage Backed Securities:
Agency ARMs	2,962	11	22	2,951
Agency Hybrid ARMs	5,533	61	2	5,592
Agency DUSs	276,356	15,978	---	292,334
Agency Debentures	505,379	38,032	288	543,123

Total Non-Collateral	$ 821,602	$ 55,830	$ 312	$ 877,120
Collateral
Collateralized Mortgage Obligations:
Floating-Rate REMICs	$ 4,164	$ ---	$ 48	$ 4,116
Fixed-Rate REMICs	---	---	---	---
Mortgage Backed Securities:
Agency ARMs	4,905	38	1	4,942
Agency Hybrid ARMs	8,412	45	54	8,403
Agency DUSs	---	---	---	---
Agency Debentures	---	---	---	---
Total Collateral	$ 17,481	$ 83	$ 103	$ 17,461
June 30, 2005 Total Portfolio	$ 839,083	$ 55,913	$ 415	$ 894,581

The breakdown of the Company’s securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below based on management’s prepayment assumptions (Actual maturities may differ from maturities shown below due to prepayments) (in thousands):

June 30, 2005
Non-Collateral	Due in 1 year or less	Due after 1 through 5 years	Due after 5 through 10 years	Due after 10 years	Total
Collateralized Mortgage Obligations:
Floating-Rate REMICs	$ ---	$ 457	$ ---	$ ---	$ 457
Fixed-Rate REMICs	---	30,915	---	---	30,915
Mortgage Backed Securities:
Agency ARMs	---	---	2,097	865	2,962
Agency Hybrid ARMs	257	4,319	340	617	5,533
Agency DUSs	---	276,356	---	---	276,356
Agency Debentures	---	505,379	---	---	505,379
Total Non-Collateral	$ 257	$ 817,426	$ 2,437	$ 1,482	$ 821,602
Collateral
Collateralized Mortgage Obligations:
Floating-Rate REMICs	$ 474	$ 3,690	$ ---	$ ---	$ 4,164
Fixed-Rate REMICs	---	---	---	---	---
Mortgage Backed Securities:
Agency ARMs	---	2,720	90	2,095	4,905
Agency Hybrid ARMs	---	6,308	2,104	---	8,412
Agency DUSs	---	---	---	---	---
Agency Debentures	---	---	---	---	---
Total Collateral	$ 474	$ 12,718	$ 2,194	$ 2,095	$ 17,481
June 30, 2005 Total Portfolio	$ 731	$ 830,142	$ 4,631	$ 4,387	$ 839,083

The breakdown of the Company’s securities by category and yield, before the result of hedges, is summarized below:

June 30, 2005	Due in 1 year or less	Due after 1 through 5 years	Due after 5 through 10 years	Due after 10 years	Total	Yield afterHedging
Collateralized Mortgage Obligations:
Floating-Rate REMICs	2.48%	2.91%	---%	---%	2.84%	2.84%

Fixed-Rate REMICs	---	6.67	---	---	6.67	2.81
Mortgage Backed Securities:
Agency ARMs	---	3.86	3.49	3.74	3.74	3.74
Agency Hybrid ARMs	5.54	4.24	3.65	5.27	4.14	4.14
Agency DUSs	2.33	6.34	---	---	6.33	2.82
Agency Debentures	---	5.94	---	---	5.94	4.12
Total	2.86%	6.11%	3.62%	4.30%	6.06%	3.60%

NOTE 5--FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of securities at June 30, 2005 was obtained from independent market sources and is summarized in Note 4. The carrying values of securities, as shown in Note 4, approximates their fair value. The fair value of the receivable arising from payment for securities, pursuant to the application of SFAS 125, as replaced by SFAS 140, was $17,461,136 at June 30, 2005.

The carrying value of cash and cash equivalents, certificates of deposit, accounts receivable, accrued interest receivable, accrued expenses, and accounts payable approximates fair value due to their short-term maturity of less than nine months.

The fair value of the cross currency and interest rate swaps was $(44,176,917) at June 30, 2005 and is reflected in “Other liabilities”.

NOTE 6--DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to hedge the interest rate risk and foreign currency risk of fixed-income securities. As a result of interest rate or exchange rate fluctuations, hedged fixed-rate assets will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation is expected to substantially offset the Company’s gains or losses on the derivative instruments that are linked to these hedged assets and liabilities. The Company considers its use of derivatives to be a prudent method of managing interest rate and foreign currency rate sensitivity, as it prevents earnings from being exposed to undue risk posed by changes in interest and exchange rates in compliance with the Company’s policies.

Derivative instruments that are used as part of the Company’s interest rate risk management strategy include interest rate and cross currency swap contracts that have indices related to the pricing of specific balance sheet assets and liabilities. As a matter of policy, the Company does not use highly leveraged derivative instruments for interest rate risk management. Interest rate swaps generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date.

By using derivative instruments, the Company exposes itself to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, the Company’s credit risk will equal the fair value gain in a derivative. Generally, when the fair value of a derivative contract is positive, this indicates that the counterparty owes the Company, thus creating a repayment risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, assumes no repayment risk. The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with BNP PARIBAS. Consequently, the Company does not require that collateral be provided by the counterparty.

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

Fair Value Hedges

The Company mainly enters into interest rate swaps and cross currency interest rate swaps to convert fixed rate Agency Debentures, Agency DUSs and Fixed-Rate REMICs into variable rate securities. All of the Company’s outstanding hedging transactions are fair value hedges. The fair value of these hedging instruments was $(43,675,733) at June 30, 2005, and has been recorded in “Other liabilities”. It has been offset, except for the ineffective portion of the hedge, by the revaluation of the respective hedged investment securities. The fair value of the hedging instruments does not include accrued interest receivable and payable, which are shown separately on the balance sheet. For the six months ended June 30, 2005, the Company recognized a loss of $(39,283) in earnings related to the ineffective portion of fair value hedges. The Company also recognized a gain of $1,241,687 for six months ended June 30, 2005 related to a cross currency swap that no longer qualified as a fair value hedging instrument.

Cash Flow Hedges

For the six months ended June 30, 2005, the Company did not enter into cash flow hedge transactions and it is not the intention of the Company to use interest rate swaps to convert floating rate financial instruments to fixed rate financial instruments as part of a cash flow hedge strategy.

At June 30, 2005, the Company had outstanding interest rate and cross currency swap agreements with a notional principal amount of $596,670,972.

NOTE 7--RELATED PARTY TRANSACTIONS

The Company entered into a Services Agreement with the Branch on December 5, 1997 pursuant to which the Branch manages the securities portfolio of the Company and performs other administrative functions. Expenses incurred under such Agreement was $512,144 for the six months ended June 30, 2005. Under a specific allocation methodology, the costs of personnel servicing the Company is based on actual man-hours devoted to the activities of the Company and remains at arms length.

The counterparty to all cross currency and interest rate swaps is BNP PARIBAS.

The Branch also serves as the dividend paying agent, registrar and transfer agent with respect to the Series A Preferred Securities. The fee is $4,000 per annum for these services.

All of the Company’s officers and employees and all but one of the members of the Company’s Board of Directors are officers and employees of the Branch or BNP PARIBAS or their affiliates.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth on the following pages is management’s discussion and analysis of the results of operations for the six months ended June 30, 2005 and 2004. Such information should be read in conjunction with our Financial Statements together with the Notes to the Financial Statements.

General

The Company was formed on October 14, 1997, with the issuance of one share to the Branch and commenced operations on December 5, 1997, by the sale to qualified institutional buyers of 50,000 Series A Preferred Securities and the sale to the Branch of 53,010 Common Securities. Together, such sales raised net capital of $1,030,115,873, which the Company used to purchase the Initial Portfolio from the Branch. The Branch has contributed $3,400,000, $6,800,000, $8,500,000, $7,500,000, $5,500,000, and $3,000,000 of additional paid-in capital on June 2, 2005, December 2, 2004, June 3, 2004, December 3, 2003, June 3, 2003 and December 3, 2002, respectively.

The Company’s sole business is to acquire, hold and manage debt instruments, largely consisting of mortgage obligations, in the Portfolio, which generate net income for distribution to securityholders. The Company’s major source of income is interest generated by the securities in the Portfolio.

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

The Company has made an assessment of all its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at June 30, 2005. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

SIX MONTH PERIOD

Results of Operations

The following discussion pertains to the six months ended June 30, 2005 and June 30, 2004 (the “2005 Period” and the “2004 Period”, respectively).

Portfolio

The average amortized cost of the Portfolio during the 2005 Period and 2004 Period was $873,787,727and $1,003,136,499, respectively. This reflects the following prepayments and reinvestments:

PREPAYMENTS	2005	2004
Floating-Rate REMICs	$ 1,579,029	$ 3,164,076
Fixed-Rate REMICs	$ ---	$ 298,027
Agency ARMs	$ 794,981	$ 2,160,208
Agency Hybrid ARMs	$ 2,103,984	$ 3,474,044
Agency DUS	$ 71,992,830	$ 12,493,513
Agency Debentures	$ ---	$ ---

REINVESTMENTS	2005	2004
Floating-Rate REMICs	$ ---	$ ---
Fixed-Rate REMICs	$ ---	$ 20,915,000
Agency ARMs	$ ---	$ ---
Agency Hybrid ARMs	$ ---	$ ---
Agency DUS	$ ---	$ ---
Agency Debentures	$ ---	$ ---

As of June 30, 2005 and 2004, as calculated by aggregate amortized cost, approximately 39.77% and 49.46%, respectively, of the Portfolio consisted of collateralized mortgage obligations (Floating-Rate REMICs and Fixed-Rate REMICs) and mortgage backed securities (Agency ARMs, Agency Hybrid ARMs and Agency DUSs), and approximately 60.23% and 50.54%, respectively, consisted of Agency Debentures. As of June 30, 2005 and 2004, floating rate securities accounted for approximately 3.15% and 3.67%, respectively, of the Portfolio’s collateralized mortgage obligations and mortgage backed securities. In addition, a significant portion of the Agency Debentures and the Agency DUSs are hedged so that in all but one case, the fixed interest rates received on the bonds are converted into prevailing floating rates.

The aggregate market value of the securities in the Portfolio as of June 30, 2005 and 2004 was higher than the amortized cost by approximately 6.61% and 8.90%, respectively, due to a net decrease in interest rates from the time of their original purchase. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statements of Income, pursuant to application of SFAS 133 (Note 2). Unrealized gains and losses on the non-hedged securities are reported as a component of Other Comprehensive Income (Loss).

Revenue

The Company’s net income for the 2005 Period and 2004 Period was $18,420,520 and $11,152,519, respectively.

For the 2005 Period and 2004 Period, the Company had revenues of $17,891,529 and $11,997,500, respectively. These amounts consisted of interest income on the investment securities, the unrealized gain/loss on hedged securities and derivatives used as hedging instruments, net swap revenue, and interest on deposits. Interest revenue and expense is a function of the mix of financial instruments owned and hedging activities, the prevailing level of interest rates, and the term structure of our derivatives. Net interest revenue in the 2005 Period rose 49% compared with the corresponding 2004 Period, principally attributable to an increase in short-term interest rates of the floating rate component of the swaps used as hedging instruments coupled with the decrease in the total outstanding swap contracts.

The Company has declared and paid dividends for the 2005 Period and 2004 Period as follows:

Security	Amount	Date Paid
Series A Preferred	$19,345,000	June 05, 2005
Series A Preferred	$19,345,000	June 04, 2004

Interest Income and Yields

For the 2005 Period and 2004 Period interest on the securities in the Portfolio amounted to $20,729,084 and $25,066,944, respectively, representing an aggregate yield of 6.20% and 6.16%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows (yield based on average amortized cost and before hedging):

	2005		2004
Floating-Rate REMICs	$ 74,127	2.84%	$ 61,835	1.29%
Fixed-Rate REMICs	$ 1,030,259	6.67%	$ 690,021	6.74%
Agency ARMs	$ 154,136	3.74%	$ 205,284	3.70%
Agency Hybrid ARMs	$ 309,062	4.14%	$ 390,124	4.01%
Agency DUS	$ 9,778,832	6.33%	$ 14,229,109	6.52%
Agency Debentures	$ 9,382,669	5.94%	$ 9,490,571	6.00%

The yield on Agency Debentures is based on U.S. dollar denominated securities which excludes the Japanese Yen denominated securities.

During the 2005 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICs were approximately 2.82%, 4.12% and 2.81%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities. During the 2004 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICS were approximately 1.22%, 3.30% and 1.95%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities

The Company also recorded interest income from short-term investments for the 2005 Period and 2004 Period of $538,594 and $107,251, respectively. These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio, (ii) prepayments of principal pending their reinvestment and (iii) short-term investments classified as cash equivalents. The interest on deposits includes Certificates of Deposit income of $1.6 million in 2005 Period. The Company began investing in Certificates of Deposit in fourth quarter of 2004.

Operating Expenses

Operating expenses for the 2005 Period and 2004 Period totaled $712,696 and $701,852, respectively. Operating expenses consisted largely of fees paid to the Branch under the Services Agreement, fees to Citibank as Trustee, consulting fees and audit fees. The cost of Branch personnel servicing the Company is based on actual man-hours devoted to the activities of the Company and remains at arms length. Expenses incurred under the Services Agreement for the 2005 Period and 2004 Period totaled $512,144 and $500,023, respectively.

THREE MONTH PERIOD

The following discussion pertains to three months ended June 30, 2005, and June 30, 2004 (the “2005 Period” and the “2004 Period”, respectively).

Portfolio

The average amortized cost of the Portfolio during the 2005 Period and 2004 Period was $854,089,936 and $1,009,002,115, respectively. This reflects the following prepayments and reinvestments:

PREPAYMENTS	2005	2004
Floating-Rate REMICs	$ 759,208	$ 1,521,902
Fixed-Rate REMICs	$ ---	$ ---
Agency ARMs	$ 553,287	$ 1,024,999
Agency Hybrid ARMs	$ 1,386,829	$ 1,415,264
Agency DUS	$ 48,318,187	$ 11,075,265
Agency Debentures	$ ---	$ ---

REINVESTMENTS	2005	2004
Floating-Rate REMICs	$ ---	$ ---
Fixed-Rate REMICs	$ ---	$ 20,915,000
Agency ARMs	$ ---	$ ---
Agency Hybrid ARMs	$ ---	$ ---
Agency DUS	$ ---	$ ---
Agency Debentures	$ ---	$ ---

Revenue

The Company’s net income for the 2005 Period and 2004 Period was $12,688,778 and $5,916,526, respectively.

For the 2005 Period and 2004 Period the Company had revenues of $12,111,075and $5,991,944, respectively. Net swap expense in the 2005 Period declined 235% compared with the corresponding 2004 Period, principally attributable to an increase in short-term interest rates of the floating rate component of the swaps used as hedging instruments coupled with the decrease in the total outstanding swap contracts.

      Interest Income and Yields

For the 2005 Period and 2004 Period, interest on the securities in the Portfolio amounted to $10,297,536 and $12,740,487, respectively, representing an aggregate yield of 6.20% and 6.11%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows (yield based on average amortized cost and before hedging):

	2005		2004
Floating-Rate REMICs	$ 37,945	3.14%	$ 27,920	1.28%
Fixed-Rate REMICs	$ 520,918	6.74%	$ 520,918	6.74%
Agency ARMs	$ 74,573	3.74%	$ 96,316	3.63%
Agency Hybrid ARMs	$ 147,459	4.13%	$ 192,145	4.21%
Agency DUS	$ 4,771,605	6.56%	$ 7,157,902	6.60%
Agency Debentures	$ 4,745,036	6.01%	$ 4,745,286	6.00%

The yield on Agency Debentures is based on U.S. dollar denominated securities which excludes the Japanese Yen denominated securities.

During the 2005 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICs were approximately 3.21%, 6.31% and 3.09%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities. During the 2004 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICS were approximately 1.29%, 3.21% and 2.21%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities.

The Company also recorded interest income from short-term investments for the 2005 Period and 2004 Period of $339,943 and $42,025, respectively. These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio, (ii) prepayments of principal pending their reinvestment and (iii) short-term investments classified as cash equivalents. The interest on deposits including Certificates of Deposit increased by $1.3 million in 2005 Period as compared to 2004 Period. The Company began investing in Certificates of Deposit in fourth quarter of 2004.

Operating Expenses

Operating expenses for the 2005 Period and 2004 Period totaled $365,340 and $385,249, respectively. Operating expenses consisted largely of fees paid to the Branch under the Services Agreement, fees to Citibank as Trustee, consulting fees and audit fees. The cost of Branch personnel servicing the Company is based on actual man-hours devoted to the activities of the Company and remains at arms length. Expenses incurred under the Services Agreement for the 2005 Period and 2004 Period totaled $265,227 and $296,147, respectively.

Receivable Arising from Payment for Securities

Due to the potential consequences of a Shift Event (as defined in Item 1 Note 2 herein), the Company’s purchase of the Initial Portfolio (as defined in Item 1 herein) from the Branch did not meet certain SFAS 125, as replaced by SFAS 140, sale accounting requirements. Accordingly, the Company recorded at December 5, 1997 a receivable for the consideration paid to the Branch for the Initial Portfolio treated as collateral. As a legal and economic matter, however, there is no such receivable since (a) neither the Bank nor the Branch has any obligation to repay any part of the purchase price for the Initial Portfolio or to repurchase or redeem any of the securities included therein, and (b) the Company has no obligation to return any of such securities to the Bank or the Branch (except in the limited circumstances and to the extent that the occurrence of a Shift Event under the Charter would require the transfer of any assets held by the Company at the time). As the securities in the Initial Portfolio are paid, the receivable will be deemed to be realized by an amount corresponding to the amount of the payments received. At June 30, 2005, the receivable arising from payment for securities amounted to $17,461,136. The decrease in the amount of such receivable reflects the prepayment of securities in the Initial Portfolio. The Company recognized the cash proceeds of such prepayments as a reduction in the receivable. Such decreases in the receivable did not affect the Company’s results of operations or cash flow. Disclosures required under SFAS 125, as replaced by SFAS 140, are included in Note 3.

Investment Income

The interest income on the investment securities includes interest income on the remaining securities in the Initial Portfolio, which are considered to be collateral held by the Company and which are no longer recognized on the balance sheet pursuant to guidance in Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS 125”, which modified SFAS 125 in this respect, as explained in Note 3 to the financial statements. The receivable for the consideration paid to the Branch for the Initial Portfolio is recognized on the balance sheet and is an asset of similar size as the remaining securities in the Initial Portfolio. The balance sheet presentation results from compliance with SFAS 140 but does not reflect the economic substance of the transaction, as further explained in the section on the application of SFAS 125, as replaced by SFAS 140, below. For all economic intent and purposes, the securities in the Initial Portfolio are owned by the Company and managed as any other investment security, with related revenues belonging to the Company and recorded as such in the income statements.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company’s financial commitments. The Company’s sole liquidity needs are to acquire reinvestment securities as original securities repay or prepay and to pay dividends on the Series A Preferred Securities. The acquisition of reinvestment securities is funded with the proceeds of principal repayments or prepayments on original securities, and the payments of dividends on the Series A Preferred Securities are funded through interest income from the securities in the Portfolio.

The low interest rate environment has adversely affected the Company’s income. The Company has not declared dividends on the Common Securities since June 2001 in order to retain earnings available for the payment of dividends to the holders of the Series A Preferred Securities. Dividends to the Preferred Securityholders may be paid out of (i) net income, determined without regard to capital gains or losses, or (ii) amounts contributed by the Bank or the Branch to the Company’s capital. As of June 30, 2005, the Branch has contributed a total of $34,700,000 of additional paid-in capital, which was used to facilitate the semi-annual payments of dividends to the holders of the Series A Preferred Securities.

The Company cannot make any assurances that a decrease in interest rates, only a modest increase in interest rates or the sustained low interest rate environment will not adversely effect the Company's future income. Based on 2005 projected earnings, the Company may require additional cash contributions from the Branch to facilitate payment of preferred dividends.

BNP PARIBAS Group's total and Tier 1 risk-based capital ratios at June 30, 2005 were 10.6% and 7.5%, which are well above the minimum standards required by French banking regulations, currently 8% for total risk-based capital and 4% for Tier 1 risk-based capital. A “Shift Event” would occur if BNP PARIBAS’ risk-based capital fell below these minimum standards currently at 8% and 4%, respectively. See Note 2 of the attached financial statements for a detailed explanation of “Shift Events”.

Accounting and Reporting Developments

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150 (“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s Balance Sheet or Statement of Income.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS No. 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS 149 did not have a material impact on our Balance Sheet or Statement of Income.

SFAS 133 requires that an entity measure all derivatives at fair value and recognize those derivatives as either assets or liabilities on the balance sheet. The change in the derivative’s fair value is generally to be recognized in current period earnings. However, if certain conditions are met, a derivative may be specifically designated as a hedge of an exposure to changes in fair value, variability of cash flows, or certain foreign currency exposures.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The Company’s principal market risk exposure is to changes in interest rates. This exposure arises from its investments in collateralized mortgage obligations, mortgage-backed securities, agency debentures, agency DUSs and certain derivative instruments used by the Company to modify interest rate exposure.

The outstanding principal amount and estimated fair value as of June 30, 2005, by each category of investment, is depicted in Item 1.

Interest Rate Risk

The Company’s income consists primarily of interest payments on collateralized mortgage obligations, mortgage-backed securities, agency debentures and agency DUSs. Currently, the Company uses derivative products to manage a portion of its interest rate risk.

For the six months ended June 30, 2005, the interest rate environment remained at a historically low level. This situation continues to affect the Company's income through the floating rate component of the portfolio (floating-rate securities and fixed-rate securities converted to floating-rate instruments through interest rate swaps based upon LIBOR). This situation will likely prevail as long as LIBOR rates remain near or below the June 30, 2005 rate.

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

The Company’s interest rate management strategy will continue to be rebalanced with any purchases of new investments. There can be no assurance, however, that the Company’s interest rate risk management strategies will be effective in this regard.

The Company is a party to twenty nine interest rate swaps and six cross currency swaps with BNP PARIBAS, as set out in the table below. In all but one of these swaps, the Company pays a fixed coupon and receives floating rate payments on the notional balances. The notional amount of each swap is tied to the outstanding principal of the securities they hedge. The maturity dates of the swaps reflect the maturity of these securities. However, the maturity date maybe earlier due to prepayments on some of these securities.

Value Date	Maturity Date	Fixed Rate	Receive Rate	Fair Value at June 30, 2005 (in 000’s)	Notional Balance (in 000’s)
November 25, 1998	March 26, 2008	JPY 1.75	U.S. Three Month LIBOR Plus Six Basis Points	$ (5,219)	$ 42,000
November 25, 1998	October 9, 2007	JPY 2.125	U.S. Three Month LIBOR Plus Six Basis Points	(7,598)	58,000
November 25, 1998	August 25, 2008	U.S. 6.15	U.S. One Month LIBOR Plus Five Basis Points	(1,083)	18,189
February 11, 1999	March 14, 2007	U.S. 6.80	U.S. Three Month LIBOR Minus Two Basis Points	(3,154)	50,000
February 12, 1999	March 5, 2007	U.S. 6.68	U.S. Three Month LIBOR Minus Two Basis Points	(3,250)	50,000
February 25, 1999	February 25, 2009	U.S. 5.95	U.S. One Month LIBOR Plus Three Basis Points	(1,203)	19,806
March 29, 1999	October 9, 2007	JPY 2.125	U.S. Three Month LIBOR Minus Two and Half Basis Points	(2,992)	30,000
April 6, 1999	October 9, 2007	JPY 2.125	U.S. Three Month LIBOR Minus One Basis Point	(3,477)	26,400
June 25, 1999	June 25, 2009	U.S. 6.06	U.S. One Month LIBOR Plus Three and Half Basis Points	(1,490)	21,259
July 1, 1999	June 25, 2009	U.S. 6.39	U.S. One Month LIBOR Plus Three and Half Basis Points	(1,226)	15,090
September 27, 1999	March 25, 2009	U.S. 5.858	U.S. One Month LIBOR Plus Four Basis Points	(1,586)	26,958
November 26, 1999	April 25, 2009	U.S. 6.04	U.S. One Month LIBOR Plus Four Basis Points	(976)	14,803
June 26, 2000	October 1, 2007	U.S. 6.68	U.S. One Month LIBOR Plus One and Half Basis Points	(455)	7,930
June 26, 2000	October 1, 2008	U.S. 6.26	U.S. One Month LIBOR	(589)	8,898
August 1, 2000	December 25, 2007	U.S. 6.42	U.S. One Month LIBOR	(403)	7,000
October 2, 2000	June 1, 2007	U.S. 7.024	U.S. One Month LIBOR Minus Two Basis Points	(323)	5,589
October 2, 2000	July 1, 2007	U.S. 7.405	U.S. One Month LIBOR Minus Two Basis Points	(504)	7,376
November 2, 2000	October 9, 2007	JPY 2.125	U.S. Three Month LIBOR Minus Two Basis Points	(263)	15,000
March 25, 2001	October 25, 2007	U.S. 6.94	U.S. One Month LIBOR Plus Two Basis Points	(399)	6,176
May 1, 2002	October 25, 2007	U.S. 6.63	U.S. One Month LIBOR Plus One Basis Point	(510)	8,874
May 3, 2002	August 25, 2007	U.S. 6.74	U.S. One Month LIBOR Plus One Basis Point	(570)	10,000

August 25, 2002	August 25, 2007	U.S. 4.90	U.S. One Month LIBOR Plus Five Basis Points	(499)	26,500
September 25, 2002	June 25, 2007	U.S. 7.007	U.S. One Month LIBOR Plus Seven Basis Points	(542)	9,664
March 21, 2003	February 25, 2009	U.S. 5.945	U.S. One Month LIBOR Plus Nine Basis Points	(916)	15,587
May 8, 2003	July 25, 2006	U.S. 7.239	U.S. One Month LIBOR Plus Seven Basis Points	(372)	10,666
August 1, 2003	April 25, 2008	U.S. 6.568	U.S. One Month LIBOR Plus Ten Basis Points	(849)	12,950
August 1, 2003	October 25, 2007	U.S. 6.812	U.S. One Month LIBOR Plus Ten Basis Points	(1,027)	17,074
October 9, 2003	October 25, 2007	U.S. 6.96	U.S. One Month LIBOR Plus Five Basis Points	(1,025)	15,966
April 1, 2004	August 25, 2007	U.S. 6.74	U.S. One Month LIBOR Plus Five Basis Points	(1,175)	20,915

Total Swaps- Fair Value Hedges				$ (43,675)	$ 578,670
January 17, 2001	March 26, 2008	JPY 1.750	U.S. 5.80	(501)	18,000
Other Swap				$ (501)	$ 18,000
Total Swap Portfolio (Other liabilities)				$ (44,176)	$ 596,670

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

The breakdown of the Company’s securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below based on management’s prepayment assumptions (see Note 4 under Item 1 for yield information) (actual maturities may differ from maturities shown below due to prepayments) (in thousands):

June 30, 2005
	Due In		Due after		Due after	Due after		Due after		Due After		Due After
Non-Collateral	2005		2005		2006	2007		2008		2009		2010		Total

Fixed-Rate Instruments:
Fixed-Rate REMICs	$	---	$	---	$30,915	$	---	$	---	$	---	$	---		$30,915
Agency DUS		---		16,845	110,511		130,069		18,931		---		---		276,356
Agency Debentures		---		109,986	263,654		131,739		---		--		---		505,379
Total Fixed-Rate Instruments		---		126,831	405,080		261,808		18,931		---		---		812,650

Floating-Rate Instruments:
Floating-Rate REMICs		---		---	457		---		---		---		---		457
Agency ARMs		---		---	---		---		---		1,504		1,458		2,962
Agency Hybrid ARMs		---		521	330		2,513		1,212		----		957		5,533
Total Floating-Rate Instruments		---		521	787		2,513		1,212		1,504		2,415		8,952

Total Non-Collateral	$	---		$127,352	$405,867		$264,321		$20,143		$1,504		$2,415		$821,602

Collateral

Fixed-Rate Instruments:
Fixed-Rate REMICs	$	---	$	---	$ ---	$	---	$	---	$	---	$	---	$	---
Agency DUS		---		---	---		---		---		---		---		---
Agency Debentures		---		---	---		---		---		---		---		---
Total Fixed-Rate Instruments		---		---	---		---		---		---		---		---

Floating-Rate Instruments:
Floating-Rate REMICs		474		584	1,966		1,140		---		---		---		4,164
Agency ARMs		---		112	1,268		1,339		---		---		2,186		4,905
Agency Hybrid ARMs		---		---	1,560		2,560		2,188		1,970		134		8,412
Total Floating-Rate Instruments		474		696	4,794		5,039		2,188		1,970		2,320		17,481

Total Collateral		$474		$696	$4,794		$5,039		$2,188		$1,970		$2,320		$17,481

June 30, 2005 Total Portfolio		$474		$128,048	$410,661		$269,360		$22,331		$3,474		$4,735		$839,083

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2005, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the Company’s evaluation, the President and Chief Financial Officer concluded that the disclosure controls and procedures are effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There have been no significant changes in the Company’s internal control over financial reporting that occurred during the second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BNP U.S. FUNDING L.L.C.
Registrant
Date: August 15, 2005	By /s/ Olivier Meisel Olivier Meisel President and Director
Date: August 15, 2005	By /s/ Thomas Clyne Thomas Clyne Chief Financial Officer and Director