Form 10-Q
period 2005-09-30
BNP US FUNDING LLC
filed 2005-11-14
CIK 1054659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________________

FORM 10-Q
_________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

All outstanding shares of Common Stock were held by BNP Paribas at September 30, 2005.

The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on November 14, 2005, were as follows:

Class	Number of Shares
Common Stock, $10,000 per share par value	53,011

Form 10-Q Index

Part I
Item 1.
FINANCIAL STATEMENTS

BNP U.S. FUNDING L.L.C.

BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2005	December 31, 2004
	(unaudited)	(audited)

ASSETS

Cash and cash equivalents	49,340	$ 112,207

Certificates of deposit	195,000	-

Investment securities (Notes 4)
Available-for-sale, at fair value	813,891	986,218

Receivable arising from payment for securities, pursuant
to the application of SFAS 125, as replaced by
SFAS 140 (Note 3)	15,652	20,869

Accounts receivable	17	27

Accrued interest receivable	8,948	8,531

TOTAL ASSETS	$1,082,848	$1,127,852

LIABILITIES

Accrued interest payable	$1,726	$2,749
Accrued expenses	568	338
Other liabilities	27,691	75,415

TOTAL LIABILITIES	29,985	78,502

Redeemable common securities, par value and redeemable
value $10,000 per security; 150,000 securities authorized,
53,011 securities issued and outstanding	530,110	530,110
Preferred securities, liquidation preference $10,000 per
security; 150,000 securities authorized, 50,000 securities
issued and outstanding	500,000	500,000
Additional paid-in capital	803	651
Accumulated other comprehensive income	7,068	16,830
Retained earnings	14,882	1,759

TOTAL REDEEMABLE COMMON SECURITIES,
PREFERRED SECURITIES AND
SECURITYHOLDERS’ EQUITY	1,052,863	1,049,350

TOTAL LIABILITIES AND TOTAL REDEEMABLE
COMMON SECURITIES, PREFERRED
SECURITIES AND SECURITYHOLDERS’ EQUITY	$1,082,848	$1,127,852

See Notes to Financial Statements.

BNP U.S. FUNDING L.L.C.

STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
INTEREST INCOME	2005	2004	2005	2004

Collateralized Mortgage Obligations:
Floating-Rate REMICs	$38	$29	$112	$91
Fixed-Rate REMICs	275	120	710	320
Mortgage Backed Securities:
Agency ARMs	82	82	237	288
Agency Hybrid ARMs	132	187	440	576
Agency DUSs	2,310	1,522	6,666	4,190
Agency Debentures	6,217	4,067	16,632	12,432
Interest on deposits	1,929	143	4,077	250

Total	10,983	6,150	28,874	18,147

NONINTEREST INCOME (EXPENSE)

Other financial instrument	172	189	1,414	46
Fees and expenses	(356)	(338)	(1,068)	(1,039)

	(184)	(149)	346	(993)

NET INCOME APPLICABLE TO PREFERRED AND
REDEEMABLE COMMON SECURITIES	$10,799	$6,001	$29,220	$17,154

NET INCOME (LOSS) PER REDEEMABLE
COMMON SECURITY	$203.73	$113.20	$186.28	$(41.33)

See Notes to Financial Statements.

BNP U.S. FUNDING L.L.C.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004

NET INCOME	$10,799	$6,001	$29,220	$17,154

OTHER COMPREHENSIVE INCOME (LOSS)
Net change in unrealized gain in fair value
of available-for-sale securities that are not treated
as collateral and that are not hedged by
derivative instruments	(4,144)	832	(9,763)	(5,120)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(4,144)	832	(9,763)	(5,120)

COMPREHENSIVE INCOME (LOSS)	$6,655	$6,833	$19,457	$12,034

See Notes to Financial Statements.

BNP U.S. FUNDING L.L.C.

     STATEMENT OF CHANGES IN REDEEMABLE COMMON SECURITIES,
PREFERRED SECURITIES AND SECURITYHOLDERS' EQUITY (UNAUDITED)
(in thousands)

For the Three Months Ended March 31, 2005, June 30, 2005, and September 30, 2005

						Total
						Redeemable
				Accumulated		Common Securities,
	Redeemable		Additional	Other		Preferred Securities
	Common	Preferred	Paid-in	Comprehensive	Retained	and Securityholders'
	Securities	Securities	Capital	Income	Earnings	Equity

Balance at December 31, 2004	$530,110	$500,000	$651	$16,830	$1,759	$1,049,350

Net income					5,732	5,732
Other comprehensive loss				(6,093)		(6,093)

Balance at March 31, 2005	$530,110	$500,000	$651	$10,737	$7,491	$1,048,989

Net income					12,689	12,689
Other comprehensive income				475		475
Additional paid-in capital			3,400			3,400
Dividends paid - preferred securities			(3,248)		(16,097)	(19,345)

Balance at June 30, 2005	$530,110	$500,000	$803	$11,212	$4,083	$1,046,208

Net income					10,799	10,799
Other comprehensive income				(4,144)		(4,144)

Balance at September 30, 2005	$530,110	$500,000	$803	$7,068	$14,882	$1,052,863

See Notes to Financial Statements.

BNP U.S. FUNDING L.L.C.

STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Nine Months Ended September 30,
	2005	2004

OPERATING ACTIVITIES

Net income	$29,220	$17,154
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization	550	630
(Gain) loss on other financial instrument	(1,414)	(46)
(Gain) loss on hedge activity	(406)	123
Changes in assets and liabilities:
Interest receivable	(417)	442
Accounts receivable	10	30
Accrued expenses	231	161
Accrued interest payable	(1,023)	(1,681)

Net cash provided by operating activities	26,751	16,813

INVESTING ACTIVITIES

Purchase of investment securities:
Fixed-Rate REMICs	-	(20,915)
Purchase of Certificates of deposits	(195,000)	-
Proceeds from principal payments of securities,
not treated as collateral	116,208	37,769
Proceeds from principal payments of securities,
treated as collateral	5,119	8,199

Net cash (used in) provided by investing activities	(73,673)	25,053

FINANCING ACTIVITIES

Additional paid-in capital	3,400	8,500
Cash dividends - preferred securities	(19,345)	(19,345)

Net cash used in financing activities	(15,945)	(10,845)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(62,867)	31,021

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	112,207	25,181

CASH AND CASH EQUIVALENTS, END OF PERIOD	$49,340	$56,202

NONCASH FINANCING AND INVESTING ACTIVITIES

Decrease in receivable arising from payment for securities, pursuant
to the application of SFAS 125, as replaced by SFAS 140 (Note 3)	$5,119	$8,342

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

The Company was initially capitalized on October 14, 1997, with the issuance to the Branch of one share of the Company’s redeemable common securities, $10,000 par value (the “Common Securities”). On December 5, 1997 (inception), the Company commenced operations concurrent with the issuance of 50,000 noncumulative preferred securities, Series A, liquidation preference $10,000 per security (the “Series A Preferred Securities”), to qualified institutional buyers, and the issuance of an additional 53,010 Common Securities to the Branch. These issuances raised in the aggregate $1,030,115,873 of net capital (including $5,873 of additional paid-in capital). This entire amount was used to acquire a portfolio of debt securities (the “Initial Portfolio”) at their fair values from the Branch. The Branch contributed additional paid-in capital of $3,000,000, $5,500,000, $7,500,000, $8,500,000, $6,800,000 and $3,400,000 on December 3, 2002, June 3, 2003, December 3, 2003, June 3, 2004, December 2, 2004 and June 2, 2005 respectively.

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

The Company has made an assessment of all its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at September 30, 2005. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less at acquisition date to be cash equivalents.

CERTIFICATES OF DEPOSITS

The Company has four certificates of deposits stated at cost that mature in less than sixteen months.

DIVIDENDS

Dividends on the Series A Preferred Securities, when, as and if declared by the Company’s Board of Directors, are payable semi-annually in arrears on a non-cumulative basis on the fifth day of June and December of each year, commencing June 5, 1998, at a rate per annum of 7.738% of the liquidation preference through and including December 5, 2007. Thereafter, dividends, when, as and if declared by the Company’s Board of Directors, will be payable quarterly in arrears on the third Wednesday of March, June, September, and December of each year and will be calculated on a weekly basis in each quarter at a rate per annum of the liquidation preference equal to 2.8% per annum above one-week LIBOR for the week concerned as determined on the related LIBOR Determination Date. Holders of Common Securities are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of the Company’s net income not required to be applied to fund dividends with respect to the Series A Preferred Securities. Dividends to the Preferred Securityholders may be paid out of (i) net income, determined without regard to capital gains or losses, and or (ii) amounts contributed by the Bank or the Branch to the Company’s capital. As of September 30, 2005, the Branch has contributed a total of $34,700,000 of additional paid-in capital, which was used to facilitate the semi-annual payments of dividends to the holders of the Series A Preferred Securities.

To date, the Company has declared and paid dividends as follows:

Security	Amount	Date Paid
Series A Preferred Securities	$19,345,000	June 5, 1998
Common Securities	$ 5,347,365	June 22, 1998
Series A Preferred Securities	$19,345,000	December 5, 1998

Common Securities	$ 8,787,127	December 15, 1998
Series A Preferred Securities	$19,345,000	June 5, 1999
Common Securities	$ 8,454,284	June 15, 1999
Series A Preferred Securities	$19,345,000	December 5, 1999
Common Securities	$10,352,672	December 15, 1999
Series A Preferred Securities	$19,345,000	June 5, 2000
Common Securities	$12,508,486	June 19, 2000
Series A Preferred Securities	$19,345,000	December 5, 2000
Common Securities	$14,792,297	December 19, 2000
Series A Preferred Securities	$19,345,000	June 5, 2001
Common Securities	$10,718,708	June 19, 2001
Series A Preferred Securities	$19,345,000	December 5, 2001
Series A Preferred Securities	$19,345,000	June 5, 2002
Series A Preferred Securities	$19,345,000	December 5, 2002
Series A Preferred Securities	$19,345,000	June 5, 2003
Series A Preferred Securities	$19,345,000	December 5, 2003
Series A Preferred Securities	$19,345,000	June 5, 2004
Series A Preferred Securities	$19,345,000	December 5, 2004
Series A Preferred Securities	$19,345,000	June 5, 2005

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

The Company has not sold or repledged the collateral; the securities within the Initial Portfolio mature or prepay over time. As they do, the Company recognizes the cash proceeds as a reduction in the receivable arising from payment for securities. The collateral at September 30, 2005 is reported in Note 4 below.

NOTE 4--INVESTMENT SECURITIES

The amortized cost and estimated fair value of the securities were as follows based on management’s prepayment assumptions (in thousands):

September 30, 2005
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
Non-Collateral

Collateralized Mortgage Obligations:
Floating-Rate REMICs	$422	$	---	$	---	$422
Fixed-Rate REMICs	30,915		1,228		---	32,143
Mortgage Backed Securities:
Agency ARMs	2,862		10		33	2,839
Agency Hybrid ARMs	5,195		46		4	5,237
Agency DUSs	233,756		9,085		---	242,841
Agency Debentures	505,235		25,654		480	530,409

Total Non-Collateral	$778,385		$36,023		$517	$813,891

Collateral
Collateralized Mortgage Obligations:

Floating-Rate REMICs	$3,544	$	---	$42	$3,502
Fixed-Rate REMICs	---		---	---	---
Mortgage Backed Securities:
Agency ARMs	4,677		16	2	4,691
Agency Hybrid ARMs	7,431		40	47	7,424
Agency DUSs	---		---	---	---
Agency Debentures	---		---	---	---

Total Collateral	$15,652		$56	$91	$15,617

September 30, 2005 Total Portfolio	$794,037		$36,079	$608	$829,508

The breakdown of the Company’s securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below based on management’s prepayment assumptions (Actual maturities may differ from maturities shown below due to prepayments) (in thousands):

September 30, 2005
		Due after 1	Due after 5
	Due in 1 year	through 5	through 10	Due after 10
Non-Collateral	or less	years	years	years		Total

Collateralized Mortgage Obligations:
Floating-Rate REMICs	$ ---	$422	$ ---	$	---	$422
Fixed-Rate REMICs	---	30,915	---		---	30,915
Mortgage Backed Securities:
Agency ARMs	---	---	1,507		1,355	2,862
Agency Hybrid ARMs	363	4,067	333		432	5,195
Agency DUSs	10,621	223,135	---		---	233,756
Agency Debentures	---	505,235	---		---	505,235

Total Non-Collateral	$10,984	$ 763,774	$1,840		1,787	$778,385

Collateral

Collateralized Mortgage Obligations:
Floating-Rate REMICs	$151	$3,393	$ ---	$	---	$3,544
Fixed-Rate REMICs	---	---	---		---	---
Mortgage Backed Securities:
Agency ARMs	---	2,956	88		1,633	4,677
Agency Hybrid ARMs	---	7,431	---		---	7,431
Agency DUSs	---	---	---		---	---
Agency Debentures	---	---	---		---	---

Total Collateral	$151	$13,780	$88		1,633	$15,652

September 30, 2005 Total Portfolio	$11,135	$ 777,554	$1,928		3,420	$794,037

The breakdown of the Company’s securities by category and yield, before the result of hedges, is summarized below:

		Due after 1	Due after 5
	Due in 1 year	through 5	through 10	Due after 10		Yield after
September 30, 2005	or less	years	years	years	Total	Hedging

Collateralized Mortgage
Obligations:
Floating-Rate REMICs	2.47%	3.15%	---%	---%	3.07%	3.07%
Fixed-Rate REMICs	---	6.69	---	---	6.69	3.06

Mortgage Backed Securities:
Agency ARMs	---	3.50	3.26	4.78	3.92	3.92
Agency Hybrid ARMs	4.22	4.07	4.97	4.44	4.11	4.11
Agency DUSs	7.58	6.20	---	---	6.39	3.07
Agency Debentures	---	3.73	---	---	3.73	4.39

Total	7.47%	6.02%	3.55%	4.74%	6.10%	3.88%

NOTE 5--FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of securities at September 30, 2005 were obtained from independent market sources and are summarized in Note 4. The carrying value of securities, as shown in Note 4, approximates their fair value. The fair value of the receivable arising from payment for securities, pursuant to the application of SFAS 125, as replaced by SFAS 140, was $15,617,660 at September 30, 2005.

The carrying value of cash and cash equivalents, accounts receivable, accrued interest receivable, accrued expenses, and accounts payable approximate fair value due to their short-term nature. The four certificates of deposits also approximate fair value and mature within sixteen months.

The fair value of the cross currency and interest rate swaps was $(27,691,106) at September 30, 2005 and is reflected in “Other liabilities”.

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

Fair Value Hedges

The Company mainly enters into interest rate swaps and cross currency interest rate swaps to convert fixed rate Agency Debentures, Agency DUSs and Fixed-Rate REMICs into variable rate securities. All of the Company’s outstanding hedging transactions are fair value hedges. The fair value of these hedging instruments was $(27,362,126) at September 30, 2005, and has been recorded in “Other liabilities”. It has been offset, except for the ineffective portion of the hedge, by the revaluation of the respective hedged investment securities. The fair value of the hedging instruments does not include accrued interest receivable and payable, which are shown separately on the balance sheet. For the nine months ended September 30, 2005, the Company recognized a gain of $405,746 in earnings related to the ineffective portion of fair value hedges. The Company also recognized a gain of $1,413,891 in current year's earnings related to a cross currency swap that no longer qualified as a fair value hedging instrument.

Cash Flow Hedges

For the nine months ended September 30, 2005, the Company did not enter into cash flow hedge transactions and it is not the intention of the Company to use interest rate swaps to convert floating rate financial instruments to fixed rate financial instruments as part of a cash flow hedge strategy.

At September 30, 2005, the Company had outstanding interest rate and cross currency swap agreements with a notional principal amount of $554,071,137.

NOTE 7--RELATED PARTY TRANSACTIONS

The Company entered into a Services Agreement with the Branch on December 5, 1997 pursuant to which the Branch manages the securities portfolio of the Company and performs other administrative functions. Expenses incurred under such Agreement was $766,724 for the period ended September 30, 2005. Under a specific allocation methodology, the costs of personnel servicing the Company is based on actual man-hours devoted to the activities of the Company and remains at arms length.

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

Set forth on the following pages is management’s discussion and analysis of the results of operations for the nine months ended September 30, 2005 and 2004. Such information should be read in conjunction with our Financial Statements together with the Notes to the Financial Statements.

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

The Company has made an assessment of all its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at September 30, 2005. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

NINE MONTH PERIOD

Results of Operations

The following discussion pertains to the nine months ended September 30, 2005 and September 30, 2004 (the “2005 Period” and the “2004 Period”, respectively).

Portfolio

The average amortized cost of the Portfolio during the 2005 Period and 2004 Period was $852,554,099 and $995,479,392, respectively. This reflects the following prepayments and reinvestments:

PREPAYMENTS	2005		2004

Floating-Rate REMICs		$2,228,068		$4,310,032
Fixed-Rate REMICs	$	---		$298,027
Agency ARMs		$1,116,166		$3,175,712
Agency Hybrid ARMs		$3,389,589		$4,516,881
Agency DUS		$114,592,665		$33,667,194
Agency Debentures	$	---	$	---

REINVESTMENTS	2005		2004

Floating-Rate REMICs	$	---	$	---
Fixed-Rate REMICs	$	---		$20,915,000
Agency ARMs	$	---	$	---
Agency Hybrid ARMs	$	---	$	---
Agency DUS	$	---	$	---
Agency Debentures	$	---	$	---

 As of September 30, 2005 and 2004, as calculated by aggregate amortized cost, approximately 36.37% and 48.20%, respectively, of the Portfolio consisted of collateralized mortgage obligations (Floating-Rate REMICs and Fixed-Rate REMICs) and mortgage backed securities (Agency ARMs, Agency Hybrid ARMs and Agency DUSs), and approximately 63.63% and 51.80%, respectively, consisted of Agency Debentures. As of September 30, 2005 and 2004, floating rate securities accounted for approximately 3.04% and 3.43%, respectively, of the Portfolio’s collateralized mortgage obligations and mortgage backed securities. In addition, a significant portion of the Agency Debentures and the Agency DUSs are hedged so that in all but one case, the fixed interest rates received on the bonds are converted into prevailing floating rates.

The aggregate market value of the securities in the Portfolio as of September 30, 2005 and 2004 was higher than the amortized cost by approximately 4.47% and 9.12%, respectively, due to a net decrease in interest rates from the time of their original purchase. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statements of Income, pursuant to application of SFAS 133 (Note 2). Unrealized gains and losses on the non-hedged securities are reported as a component of Other Comprehensive Income (Loss).

Revenue

The Company’s net income for the 2005 Period and 2004 Period was $29,219,873 and $17,154,243, respectively.

For the 2005 Period and 2004 Period, the Company had revenues of $28,873,690 and $18,147,442, respectively. These amounts consisted of interest income on the investment securities, the unrealized gain/loss on hedged securities and derivatives used as hedging instruments, net swap revenue, and interest on deposits. Interest revenue and expense is a function of the mix of financial instruments owned and hedging activities, the prevailing level of interest rates, and the term structure of our derivatives. Net interest revenue in the 2005 Period rose 59% compared with the corresponding 2004 Period, principally attributable to an increase in short-term interest rates of the floating rate component of the swaps used as hedging instruments coupled with the decrease in the total outstanding swap contracts.

The Company has declared and paid dividends for the 2005 Period and 2004 Period as follows:

Security	Amount	Date Paid
Series A Preferred	$19,345,000	June 05, 2005
Series A Preferred	$19,345,000	June 05, 2004

Interest Income and Yields

For the 2005 Period and 2004 Period interest on the securities in the Portfolio amounted to $30,324,133 and $37,239,742, respectively, representing an aggregate yield of 6.10% and 6.16%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows (yield based on average amortized cost):

	2005		2004

Floating-Rate REMICs	$112,025	3.07%	$91,091	1.37%
Fixed-Rate REMICs	$1,551,177	6.69%	$1,210,940	6.74%
Agency ARMs	$236,735	3.92%	$287,542	3.65%
Agency Hybrid ARMs	$439,958	4.11%	$576,384	4.09%
Agency DUS	$13,857,728	6.39%	$20,839,123	6.50%
Agency Debentures	$14,126,510	3.73%	$14,234,662	6.00%

The yield on Agency Debentures is based on U.S. dollar denominated securities which excludes the Japanese Yen denominated securities.

During the 2005 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICs were approximately 3.07%, 4.39% and 3.06%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities. During the 2004 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICS were approximately 1.31%, 3.28% and 1.78%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities

The Company also recorded interest income from short-term investments for the 2005 Period and 2004 Period of $863,528 and $250,231, respectively. These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio, (ii) prepayments of principal pending their reinvestment and (iii) short-term investments classified as cash equivalents. The interest on deposits includes Certificates of Deposit income of $3.2 million in 2005 Period. The Company began investing in Certificates of Deposit in fourth quarter of 2004.

Operating Expenses

Operating expenses for the 2005 Period and 2004 Period totaled $1,067,707 and $1,039,427, respectively. Operating expenses consisted largely of fees paid to the Branch under the Services Agreement, fees to Citibank as Trustee, consulting fees and audit fees. The cost of Branch personnel servicing the Company is based on actual man-hours devoted to the activities of the Company and remains at arms length. Expenses incurred under the Services Agreement for the 2005 Period and 2004 Period totaled $766,724 and $724,826, respectively.

THREE MONTH PERIOD

The following discussion pertains to three months ended September 30, 2005, and September 30, 2004 (the “2005 Period” and the “2004 Period”, respectively).

Portfolio

The average amortized cost of the Portfolio during the 2005 Period and 2004 Period was $810,086,845 and $980,165,179, respectively. This reflects the following prepayments and reinvestments:

PREPAYMENTS	2005		2004

Floating-Rate REMICs		$649,038		$1,145,956
Fixed-Rate REMICs	$	---	$	---
Agency ARMs		$321,184		$1,015,504
Agency Hybrid ARMs		$1,285,605		$1,042,837
Agency DUS		$42,599,835		$21,173,682
Agency Debentures	$	---	$	---

REINVESTMENTS	2005		2004

Floating-Rate REMICs	$	---	$	---
Fixed-Rate REMICs	$	---	$	---
Agency ARMs	$	---	$	---
Agency Hybrid ARMs	$	---	$	---
Agency DUS	$	---	$	---
Agency Debentures	$	---	$	---

Revenue

The Company’s net income for the 2005 Period and 2004 Period was $10,799,352 and $6,001,724, respectively.

For the 2005 Period and 2004 Period the Company had revenues of $10,982,160 and $6,149,952, respectively. Net swap expense in the 2005 Period declined 498% compared with the corresponding 2004 Period, principally attributable to an increase in short-term interest rates of the floating rate component of the swaps used as hedging instruments coupled with the decrease in the total outstanding swap contracts. The interest on deposits including Certificates of Deposit increased by $1.8 million in 2005 Period, as compared to 2004 Period. The Company began investing in Certificates of Deposits in fourth quarter of 2004.

Interest Income and Yields

For the 2005 Period and 2004 Period, interest on the securities in the Portfolio amounted to $9,595,049 and $12,172,799, respectively, representing an aggregate yield of 6.19% and 6.16%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows (yield based on average amortized cost):

	2005		2004

Floating-Rate REMICs	$37,898	3.64%	$29,257	1.56%
Fixed-Rate REMICs	$520,918	6.74%	$520,918	6.74%
Agency ARMs	$82,599	4.32%	$82,259	3.52%
Agency Hybrid ARMs	$130,897	4.05%	$186,260	4.28%
Agency DUS	$4,078,897	6.55%	$6,610,014	6.46%
Agency Debentures	$4,743,841	6.01%	$4,744,091	6.00%

The yield on Agency Debentures is based on U.S. dollar denominated securities which excludes the Japanese Yen denominated securities.

During the 2005 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICs were approximately 3.71%, 4.92% and 3.56%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities. During the 2004 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICS were approximately 1.49%, 3.23% and 1.56%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities.

The Company also recorded interest income from short-term investments for the 2005 Period and 2004 Period of $324,935 and $142,980, respectively. These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio, (ii) prepayments of principal pending their reinvestment and (iii) short-term investments classified as cash equivalents. The interest on deposits including Certificates of Deposit increased by $1.8 million in 2005 Period as compared to 2004 period. The company began investing in Certificates of Deposit in fourth quarter of 2004.

Operating Expenses

Operating expenses for the 2005 Period and 2004 Period totaled $355,011 and $337,575, respectively. Operating expenses consisted largely of fees paid to the Branch under the Services Agreement, fees to Citibank as Trustee, consulting fees and audit fees. The cost of Branch personnel servicing the Company is based on actual man-hours devoted to the activities of the Company and remains at arms length. Expenses incurred under the Services Agreement for the 2005 Period and 2004 Period totaled $254,580 and $224,803, respectively.

Receivable Arising from Payment for Securities

Due to the potential consequences of a Shift Event (as defined in Item 1 Note 2 herein), the Company’s purchase of the Initial Portfolio (as defined in Item 1 herein) from the Branch did not meet certain SFAS 125, as replaced by SFAS 140, sale accounting requirements. Accordingly, the Company recorded at December 5, 1997 a receivable for the consideration paid to the Branch for the Initial Portfolio treated as collateral. As a legal and economic matter, however, there is no such receivable since (a) neither the Bank nor the Branch has any obligation to repay any part of the purchase price for the Initial Portfolio or to repurchase or redeem any of the securities included therein, and (b) the Company has no obligation to return any of such securities to the Bank or the Branch (except in the limited circumstances and to the extent that the occurrence of a Shift Event under the Charter would require the transfer of any assets held by the Company at the time). As the securities in the Initial Portfolio are paid, the receivable will be deemed to be realized by an amount corresponding to the amount of the payments received. At September 30, 2005, the receivable arising from payment for securities amounted to $15,617,660. The decrease in the amount of such receivable reflects the prepayment of securities in the Initial Portfolio. The Company recognized the cash proceeds of such prepayments as a reduction in the receivable. Such decreases in the receivable did not affect the Company’s results of operations or cash flow. Disclosures required under SFAS 125, as replaced by SFAS 140, are included in Note 3.

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

The low interest rate environment has adversely affected the Company’s income. The Company has not declared dividends on the Common Securities since June 2001 in order to retain earnings available for the payment of dividends to the holders of the Series A Preferred Securities. Dividends to the Preferred Securityholders may be paid out of (i) net income, determined without regard to capital gains or losses, or (ii) amounts contributed by the Bank or the Branch to the Company’s capital. As of September 30, 2005, the Branch has contributed a total of $34,700,000 of additional paid-in capital, which was used to facilitate the semi-annual payments of dividends to the holders of the Series A Preferred Securities.

The Company cannot make any assurances that a decrease in interest rates or only a modest increase in interest rates will not adversely affect the Company's future income. Based on 2005 projected earnings, the Company may require additional cash contributions from the Branch to facilitate payment of preferred dividends.

BNP PARIBAS Group's total and Tier 1 risk-based capital ratios at September 30, 2005 exceeded the minimum standards required by French banking regulations, which are currently 8% for total risk-based capital and 4% for Tier 1 risk-based capital. A "Shift Event" would occur if BNP PARIBAS' risk-based capital fell below these minimum standards of 8% and 4%, respectively. See Note 2 of the attached financial statements for a detailed explanation of "Shift Events".

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

The outstanding principal amount and estimated fair value as of September 30, 2005, by each category of investment, is depicted in Item 1.

Interest Rate Risk

The Company’s income consists primarily of interest payments on collateralized mortgage obligations, mortgage-backed securities, agency debentures and agency DUSs. Currently, the Company uses derivative products to manage a portion of its interest rate risk.

For the nine months ended September 30, 2005, the short term interest rate has continued to increase regularly. The change in the policy of the Federal Reserve Board since 2004 has positively impacted the Company's income through the floating rate components of the portfolio, such as securities indexed on short-term references and LIBOR based swaps. Interest income will continue to improve relative to the positive evolution of the yield curve. There can be no assurance, however, that the yield curve will continue to increase.

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

The Company is a party to twenty two interest rate swaps, and six cross currency swaps, with BNP PARIBAS, as set out in the table below. In all but one of these swaps, the Company pays a fixed coupon and receives floating rate payments on the notional balances. The notional amount of each swap is tied to the outstanding principal of the securities they hedge. The maturity dates of the swaps reflect the maturity of these securities. However, the maturity date maybe earlier due to prepayments on some of these securities.

Value Date	Maturity Date	Fixed Rate	Receive Rate	Fair Value at September 30, 2005 (in 000’s)	Notional Balance (in 000’s)
November 25, 1998	March 26, 2008	JPY 1.75	U.S. Three Month LIBOR Plus Six Basis Points	$ (3,444)	$ 42,000
November 25, 1998	October 9, 2007	JPY 2.125	U.S. Three Month LIBOR Plus Six Basis Points	(5,787)	58,000
February 11, 1999	March 14, 2007	U.S. 6.80	U.S. Three Month LIBOR Minus Two Basis Points	(1,592)	50,000
February 12, 1999	March 5, 2007	U.S. 6.68	U.S. Three Month LIBOR Minus Two Basis Points	(1,665)	50,000
February 25, 1999	February 25, 2009	U.S. 5.95	U.S. One Month LIBOR Plus Three Basis Points	(803)	19,718
March 29, 1999	October 9, 2007	JPY 2.125	U.S. Three Month LIBOR Minus Two and Half Basis Points	(2,075)	30,000
April 6, 1999	October 9, 2007	JPY 2.125	U.S. Three Month LIBOR Minus One Basis Point	(2,648)	26,400
June 25, 1999	June 25, 2009	U.S. 6.06	U.S. One Month LIBOR Plus Three and Half Basis Points	(967)	19,795
July 1, 1999	June 25, 2009	U.S. 6.39	U.S. One Month LIBOR Plus Three and Half Basis Points	(886)	15,039
September 27, 1999	March 25, 2009	U.S. 5.858	U.S. One Month LIBOR Plus Four Basis Points	(1,038)	26,836
November 26, 1999	April 25, 2009	U.S. 6.04	U.S. One Month LIBOR Plus Four Basis Points	(664)	14,745
June 26, 2000	October 1, 2007	U.S. 6.68	U.S. One Month LIBOR Plus One and Half Basis Points	(321)	7,895
June 26, 2000	October 1, 2008	U.S. 6.26	U.S. One Month LIBOR	(412)	8,858
August 1, 2000	December 25, 2007	U.S. 6.42	U.S. One Month LIBOR	(281)	7,000
October 2, 2000	June 1, 2007	U.S. 7.024	U.S. One Month LIBOR Minus Two Basis Points	(197)	4,749
October 2, 2000	July 1, 2007	U.S. 7.405	U.S. One Month LIBOR Minus Two Basis Points	(372)	7,357
November 2, 2000	October 9, 2007	JPY 2.125	U.S. Three Month LIBOR Minus Two Basis Points	162	15,000
March 25, 2001	October 25, 2007	U.S. 6.94	U.S. One Month LIBOR Plus Two Basis Points	(177)	3,757
May 1, 2002	October 25, 2007	U.S. 6.63	U.S. One Month LIBOR Plus One Basis Point	(359)	8,834
May 3, 2002	August 25, 2007	U.S. 6.74	U.S. One Month LIBOR Plus One Basis Point	(402)	10,000
August 25, 2002	August 25, 2007	U.S. 4.90	U.S. One Month LIBOR Plus Five Basis Points	(172)	26,500
September 25, 2002	June 25, 2007	U.S. 7.007	U.S. One Month LIBOR Plus Seven Basis Points	(328)	8,212

March 21, 2003	February 25, 2009	U.S. 5.945	U.S. One Month LIBOR Plus Nine Basis Points	(602)	15,511
May 8, 2003	July 25, 2006	U.S. 7.239	U.S. One Month LIBOR Plus Seven Basis Points	(241)	10,621
August 1, 2003	April 25, 2008	U.S. 6.568	U.S. One Month LIBOR Plus Ten Basis Points	(603)	12,950
August 1, 2003	October 25, 2007	U.S. 6.812	U.S. One Month LIBOR Plus Ten Basis Points	(662)	15,381
April 1, 2004	August 25, 2007	U.S. 6.74	U.S. One Month LIBOR Plus Five Basis Points	(826)	20,915

Total Swaps- Fair Value Hedges				$ (27,362)	$ 536,073
January 17, 2001	March 26, 2008	JPY 1.750	U.S. 5.80	(329)	18,000
Other Swap				$ (329)	$ 18,000

Total Swaps Portfolio (Other liabilities)				$ (27,691)	$ 554,073

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

The breakdown of the Company’s securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below based on management’s prepayment assumptions (see Note 4 under Item 1 for yield information) (actual maturities may differ from maturities shown below due to prepayments) (in thousands):

September 30, 2005

	Due	Due	Due	Due	Due	Due	Due
	In	after	after	after	after	After	After
Non-Collateral	2005	2005	2006	2007	2008	2009	2010	Total

Fixed-Rate Instruments:
Fixed-Rate REMICs	$ ---	$ ---	$ 30,915	$ ---	$ ---	$ ---	$ ---	$ 30,915
Agency DUS	---	10,621	87,203	48,233	87,699	---	---	233,756
Agency Debentures	---	---	373,463	131,772	---	---	---	505,235
Total Fixed-Rate Instruments	---	10,621	491,581	180,005	87,699	---	---	769,906

Floating-Rate Instruments:
Floating-Rate REMICs	---	---	---	422	---	---	---	422
Agency ARMs	---	---	---	---	---	---	2,862	2,862
Agency Hybrid ARMs	---	363	261	327	3,479	---	765	5,195
Total Floating-Rate Instruments	---	363	261	749	3,479	---	3,627	8,479

Total Non-Collateral	$ ---	$ 10,984	$ 491,842	$ 180,754	$ 91,178	$ ---	$ 3,627	$ 778,385

Collateral

Fixed-Rate Instruments:
Fixed-Rate REMICs	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---
Agency DUS	---	---	---	---	---	---	---	---
Agency Debentures	---	---	---	---	---	---	---	---
Total Fixed-Rate Instruments	---	---	---	---	---	---	---	---

Floating-Rate Instruments:
Floating-Rate REMICs	---	151	547	2,846	---	---	---	3,544
Agency ARMs	---	---	275	2,504	---	177	1,721	4,677
Agency Hybrid ARMs	---	---	3,337	114	3,980	---	---	7,431
Total Floating-Rate Instruments	---	151	4,159	5,464	3,980	177	1,721	15,652

Total Collateral	$ ---	$ 151	$ 4,159	$ 5,464	$ 3,980	$ 177	$ 1,721	$ 15,652

September 30, 2005 Total Portfolio	$ ---	$11,135	$496,001	$186,218	$ 95,158	$ 177	$ 5,348	$ 794,037

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2005, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the Company’s evaluation, the President and Chief Financial Officer concluded that the disclosure controls and procedures are effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There have been no significant changes in the Company’s internal control over financial reporting that occurred during the third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BNP U.S. FUNDING L.L.C.
Registrant
Date: November 14, 2005	By /s/ Oliver Meisel Olivier Meisel President and Director
Date: November 14, 2005	By /s/ Thomas Clyne Thomas Clyne Chief Financial Officer and Director