Form 10-K
period 2005-12-31
BNP US FUNDING LLC
filed 2006-03-31
CIK 1054659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005

Commission file number: 000-23745

BNP U.S. Funding L.L.C.
(Exact name of registrant as specified in its charter)

Delaware	13-3972207
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

787 Seventh Avenue, New York, N.Y.	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(212) 841-2000
Securities registered pursuant to Section 12(b) of the Act: None

Name of Each Exchange on
Title of Each Class	which Registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Noncumulative Preferred Securities, Series A
(Liquidation Preference US$10,000 per Series A Preferred Security)
(Title of class)

       Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

       Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

      Large Accelerated Filer ☐     Accelerated Filer ☐      Non-Accelerated Filer ☒

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No☒

Form 10-K Index

FORWARD LOOKING DISCLOSURE STATEMENT

From time to time, the Company may publish, verbally or in written form, forward-looking statements relating to such matters as anticipated financial performance, economic conditions, interest rate levels, investment prospects and similar matters. In fact, this annual report on Form 10-K (or any other periodic reporting documents required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) may contain forward-looking statements reflecting the current views of the Company concerning potential future events or developments. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. In order to comply with the terms of the “safe harbor,” the Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties which may affect the operations, performance, development and results of the Company’s business include, but are not limited to, the following: uncertainties relating to economic conditions and interest rate levels, and uncertainties relating to government and regulatory policies. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made.

Part I

Item 1: Business

General

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

The Company was initially capitalized on October 14, 1997, with the issuance to the Branch of one share of the Company’s redeemable common securities, $10,000 par value (the “Common Securities”). On December 5, 1997 (inception), the Company commenced operations concurrent with the issuance of 50,000 non-cumulative preferred securities, Series A, liquidation preference $10,000 per security (the “Series A Preferred Securities”), to qualified institutional buyers, and the issuance of an additional 53,010 Common Securities to the Branch. These issuances raised in the aggregate $1,030,115,873 of net capital (including $5,873 of additional paid-in capital). This entire amount was used to acquire a portfolio of debt securities (the “Initial Portfolio”) at their fair values from the Branch. The Branch contributed additional paid-in capital of $3,400,000, $6,800,000, $8,500,000, $7,500,000, $5,500,000 and $3,000,000, on June 2, 2005, December 2, 2004, June 3, 2004, December 3, 2003, June 3, 2003, and December 3, 2002, respectively.

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

General Description of the Portfolio

Types of Eligible Securities

Pursuant to its Charter and resolutions adopted by its Board of Directors, the Company may invest only in specified types of securities (“Eligible Securities”). Eligible Securities currently consist of (i) mortgage pass-through securities issued or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”) that represent fractional undivided interests in pools of the relevant mortgage loans (“Agency Securities”); (ii) REMIC securities that are issued or guaranteed by GNMA, FHLMC or FNMA and that represent beneficial ownership interests in trusts established by GNMA, FHLMC or FNMA, the assets of which consist directly or indirectly of Agency Securities or other, previously issued REMIC securities of this type (“REMIC Agency Securities”); (iii) REMIC securities that are issued by an unrelated private company and secured directly or indirectly by Agency Securities and rated AAA by Standard & Poor’s as to creditworthiness, that represent beneficial ownership interests in a trust established by such private company, the assets of which consist directly or indirectly of Agency Securities, REMIC Agency Securities, or other previously issued REMIC securities of this type (“Agency Collateralized Securities”); (iv) unsecured, current pay, direct debt obligations of FNMA and FHLMC (“Agency Debentures”); (v) U.S. Treasury securities with a maturity of up to ten years (“Treasuries”); and (vi) specified short-term investments not subject to U.S. withholding tax (“Short-Term Instruments” and, collectively with the securities included in (i)-(v) above, the “Eligible Securities”). Categories (i) through (iii) above are referred to herein as “Mortgage-Backed Securities”. REMIC Agency Securities include GNMA REMIC Securities, FHLMC REMIC Securities and FNMA REMIC Securities. The trusts set up in connection with REMIC Agency Securities and Agency Collateralized Securities may have elected to be treated as real estate mortgage investment conduits (“REMICs”) for federal income tax purposes.

The types of Agency Securities in the Portfolio are (i) securities backed only by mortgages with adjustable rates that reset annually at a given rate plus a net margin (“Agency ARMs”); (ii) securities backed by mortgages with a fixed rate for a specified period of time, after which they reset annually at a given rate plus a net margin (“Agency Hybrid ARMs”); (iii) unsubordinated debentures which bear interest at a fixed rate and are not redeemable by the issuer prior to maturity (“Agency Debentures”); and (iv) securities backed by fixed rate loans on multifamily properties (“Agency DUSs”).

Set forth below is a description, as of December 31, 2005, of the Portfolio. As of December 31, 2005, the Eligible Securities included in the Portfolio had an aggregate amortized cost of $788,479,084 and an estimated fair value of $812,077,979. The composition of the Portfolio, stated in terms of amortized cost, is presented in the following table:

December 31, 2005

	Percentage of Portfolio		Aggregate
	by Aggregate	Number of	Amortized Cost
Type of Security	Amortized Cost	Securities	($000)

Floating-Rate REMICs	0.40%	5	$3,149
Fixed-Rate REMICs	3.92	1	30,915
Agency ARMs	0.91	23	7,210
Agency Hybrid ARMs	1.45	17	11,445
Agency DUSs	29.26	27	230,667
Agency Debentures	64.06	13	505,092
December 31, 2005 Total Portfolio	100.00%	86	$788,478

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

December 31, 2005
			Weighted
	Current		Average
Series	Coupon	Life Cap	Life (Years)	Maturity Date	Amortized Cost

FANNIE MAE 1997-28 FA	3.81	10.00	2.34	5-25-2027	546
FANNIE MAE 1990-121 F	5.21	11.50	3.01	10-25-2020	1,028
FANNIE MAE 1992-141 FA	4.91	10.50	.61	8-25-2007	115
FREDDIE MAC 1040 H	5.33	11.00	1.73	2-15-2021	1,070
FANNIE MAE G92 60 F	3.72	10.00	3.11	10-25-2022	390
Total Floating-Rate REMICs					$ 3,149

Fixed-Rate REMICs

Fixed-Rate REMICs are backed by Agency Securities where a particular portion of the cash flows is directed to the Fixed-Rate REMICs. FNMA, GNMA and FHLMC all guarantee the full and timely payment of principal and interest on the pools of mortgages, which flow through to the Fixed-Rate REMICs. The amortized cost of securities (in thousands):

December 31, 2005
			Weighted
			Average
	Current		Life		Amortized
Series	Coupon	Life Cap	(Years)	Maturity Date	Cost

FANNIE MAE 1997-M5 C	6.74	11.50	1.65	8-25-2007	$ 30,915

Agency ARMs

The Agency ARMs in the Adjustable Rate Mortgage (“ARM”) pools consist of securities having the timely payment of principal and interest generally guaranteed by GNMA, FNMA and FHLMC. The securities consist of pools of adjustable rate mortgages, whose interest rates reset annually at a rate equal to the then-current rate of the One-Year Constant Maturity Treasury Index (as defined below) plus a net margin. The interest ratio for each ARM pool is subject to a periodic cap and a lifetime cap, which vary by agency and pool.

The One-Year Constant Maturity Treasury Index (“CMT”) is the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year as published by the Federal Reserve Board in Statistical Release H. 15(519) or any similar publication or, if not so published, as reported by any Federal Reserve Bank or by any U.S. Government department or agency. The Three-Year Constant Maturity Treasury Index is the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of three years as published in a similar manner as The One-Year Constant Maturity Treasury Index. The amortized cost of securities (in thousands):

December 31, 2005
			Weighted
			Average
	Current		Life	Maturity
P o o l N o . (1)	Coupon	Life Cap	(Years)	Date	Amortized Cost

FH 846384	5.59%	11.77%	9.97	12-1-2026	$ 490
FN 313190	5.61	12.12	11.82	9-1-2026	619
FN 313242	5.84	11.96	1.36	11-1-2026	129
FN 313311	5.54	11.86	2.20	12-1-2026	176
FN 313377	5.07	11.74	12.98	2-1-2027	502
FN 313432	5.70	11.84	12.78	2-1-2027	153
FN 363057	4.70	11.38	13.09	2-1-2027	49
FN 363070	5.08	11.49	13.21	3-1-2027	70
FN 370478	4.97	11.37	13.19	2-1-2027	71
FN 370479	5.05	11.31	4.70	3-1-2027	83
FN 374711	5.37	11.72	1.56	7-1-2027	162
FN 378243	5.73	12.23	13.37	7-1-2027	55
FN 391247	5.34	11.37	12.15	4-1-2027	628
FN 394850	5.71	12.07	13.49	7-1-2027	33
FN 397901	5.67	11.89	13.49	8-1-2027	86
FH 610727	5.39	12.35	13.32	5-1-2027	111
G 280094	4.75	11.00	3.15	7-20-2027	982
G 28506	4.75	12.50	3.92	9-20-2024	1,332
G 280001	4.13	11.00	8.22	10-20-2026	93
FH 786213	6.65	12.55	12.05	12-1-2027	608
FH 785825	5.27	12.18	8.64	5-1-2027	246
FH 786088	5.33	12.26	13.25	12-1-2027	491
FN 396355	5.62	11.80	.54	8-1-2027	41
Total Agency ARMs					$7,210

(1)”FN”= FNMA; “G”= GNMA; and “FH”= FHLMC

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

December 31, 2005
			Weighted
			Average
	Current		Life	Maturity
P o o l N o . (1)	Coupon	Life Cap	(Years)	Date	Amortized Cost

FN 312824	5.28%	12.38%	1.82	6-1-2025	$ 102
FN 345856	5.46	11.87	2.38	8-1-2036	1,098
FN 361370	5.42	13.57	1.55	7-1-2026	1,836
FN 361372	5.36	12.90	2.39	7-1-2026	1,595
FN 374138	4.73	11.35	1.29	3-1-2027	1,045
FN 397136	8.07	13.76	11.04	6-1-2027	815
FN 362968	5.57	12.24	11.78	1-1-2026	188
FN 374917	4.95	11.75	13.17	4-1-2027	260
FN 403006	6.00	11.50	12.55	11-1-2027	185
FN 404484	5.87	11.50	13.43	11-1-2027	159
FN 422265	5.37	13.26	5.22	1-1-2026	940
FN 422268	5.91	12.94	4.42	12-1-2024	310
FN 422276	5.52	13.23	3.56	12-1-2027	2,192
FN 409850	5.22	11.63	.97	3-1-2028	105
FN 415286	5.22	12.38	2.23	2-1-2028	206
FN 417833	5.40	11.45	12.66	3-1-2028	324
FH 786414	5.39	12.03	13.57	7-1-2028	85
Total Agency Hybris ARMs					$ 11,445
(1) “FN”= FNMA; and “FH”= FHLMC

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

December 31, 2005
Security Description	Current Coupon	Weighted Average Life (Years)	Maturity Date	Amortized Cost

FNMA 380491	6.11%	2.50	7-1-2008	$5,404
FNMA 381608	5.93	3.30	5-1-2009	1,619
FNMA 381640	5.86	3.22	4-1-2009	5,459
FNMA 380933	5.92	2.90	12-1-2008	7,525
FNMA 381152	5.88	3.06	1-1-2009	4,861
FNMA 381294	5.81	3.06	2-1-2009	1,838
FNMA 381488	6.19	3.23	4-1-2009	4,107
FNMA 381514	6.19	3.23	4-1-2009	4,721
FNMA 381730	6.39	3.39	6-1-2009	14,983
FNMA 381705	6.26	3.39	6-1-2009	3,814
FNMA 381450	5.78	3.21	3-1-2009	11,142

FNMA 381115	5.97	2.90	12-1-2008	10,905
FNMA 381117	5.80	3.06	1-1-2009	4,667
FNMA 381556	6.04	3.22	4-1-2009	14,682
FNMA 380798	5.64	2.74	10-1-2008	4,318
FNMA 375433	6.68	1.79	10-1-2007	7,859
FNMA 375618	6.42	1.99	12-1-2007	7,000
FNMA 375385	6.87	1.71	9-1-2007	4,499
FNMA 535642	6.95	1.14	10-1-2007	3,240
FNMA 313672	6.981	1.46	6-1-2007	11,612
FNMA 382497	7.41	1.55	7-1-2007	7,336
FNMA 375471	6.63	1.79	10-1-2007	8,794
FNMA 460685	4.90	1.59	8-1-2007	26,500
FNMA 73558	7.24	.57	7-1-2006	10,572
FNMA 313744	6.86	1.39	10-1-2007	14,826
FNMA 360600	6.57	2.32	4-1-2008	12,950
FNMA 323539	5.96	2.98	2-1-2009	15,434
	Total Agency DUSs			$230,667

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

December 31, 2005
Security	Current	Life to	Maturity
Description	Coupon	Maturity(Years)	Date	Amortized Cost

FHLMC 3134A2DT2	5.75%	2.30	4-15-2008	$ 24,912
FNMA 31359MCY7	2.13	1.78	10-9-2007	129,400
FNMA 31359MDR1	1.75	2.24	3-26-2008	60,232
FNMA 31359MDU4	6.00	2.38	5-15-2008	46,663
FNMA 31364C5BO	6.44	1.62	8-14-2007	23,972
FNMA 31364C6C7	6.48	1.66	8-27-2007	7,499
FNMA 31364CU55	6.70	1.47	6-19-2007	12,150
FNMA 31364CYE2	6.68	1.18	3-5-2007	50,000
FNMA 31359MGH0	6.63	1.79	10-15-2007	51,240
FNMA 31364CYX0	6.80	1.21	3-14-2007	50,000
FNMA 31364C5Q7	6.55	1.64	8-20-2007	19,019
FNMA 31359MPZ0	3.25	1.88	11-15-2007	20,015
FHLMC 3134A4NW0	4.88	1.21	3-15-2007	9,990
Total Agency Debentures				$ 505,092

Available Information

The Company files reports and other information with the Securities and Exchange Commission (the “SEC”) pursuant to Section 13 or 15(d) of the Exchange Act. All such reports and other information may be read and copied at the Public Reference Room of the SEC, 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-202-551-8090. The SEC also maintains a website (http://www.sec.gov) that contains reports and other information regarding registrants that file electronically with the SEC, including the Company.

Item 1A:	Risk Factors

The following important factors, among others, could adversely affect the Company's results of operations and financial condition.

Since the major source of the Company's income is from interest payments, the Company is subject to interest rate risk.

The purpose of the Company is to acquire and hold eligible securities that will generate net income for distribution to the holders of the Series A Preferred Securities and the Common Securities. The eligible securities in the Portfolio carry either fixed, adjustable or floating interest rates. Some of the fixed rate securities are hedged with derivatives instruments that aim to transform the fixed rate exposure into floating rate income, based on one-month and three-month Libor rates. As a consequence, a decreasing or low interest rate environment will negatively affect the net income of the Company through the floating rate component of the Portfolio, which may affect the ability of the Company to distribute dividends to the holders of the Series A Preferred Securities. Conversely, in an increasing or high interest rate environment, the net income of the Company will benefit from higher interest income.

The Company's investments are subject to prepayment and reinvestment risks.

Mortgage-backed securities are subject to prepayment of the underlying loans. In a declining or low interest rate environment, mortgage-backed securities are exposed to more prepayments that shorten their average term. Prepayments received in such a situation may be reinvested into securities that carry a lower current yield. In an increasing or high interest rate environment, mortgage-backed securities are less subject to prepayment.

The Company is subject to changes in French bank regulatory policies that may affect its ability to pay dividends.

As a subsidiary of the Bank, the Company is subject to the risk that French Banking Commission (Commission Bancaire), in their exercise of regulatory oversight with respect to the Bank, may make determinations that would restrict the Company's ability to make distributions to holders of its securities (including dividend payments to the holders of the Series A Preferred Securities) or to redeem its securities, or render other regulatory decisions that may impair or alter the Company's current operations.

A Shift Event could have materially adverse consequences for the Company and the Securityholders.

If a Shift Event (as defined below) occurs, then substantially all of the Common Securities would be automatically redeemed without prior redemption of the Series A Preferred Securities. In addition, if the Bank's Tier 1 risk-based capital ratio were to decline below the minimum percentage required by French banking regulations (currently 4%), the Company would pay a special dividend consisting of all of its net assets (other than assets having a total market value of approximately $40,000,000) to the Branch as holder of the Common Securities.

A Shift Event would be deemed to have occurred if (i) the Bank's total risk-based capital ratio or Tier 1 risk-based capital ratio were to decline below the minimum percentages required by French banking regulations, (ii) the Bank were to become subject to certain specified receivership proceedings or (iii) the French Banking Commission, in its sole discretion, were to notify the Bank and the Company that it has determined that the Bank's financial condition was deteriorating such that either of the foregoing clauses (i) or (ii) would apply in the near term. French banking regulations currently require French banks to maintain a minimum total risk-based capital ratio of at least 8.0% and a minimum Tier 1 risk-based capital ratio of at least 4.0%.

The Company has business relationships with affiliated parties that may generate conflicts of interest.

Because of the relationship between the Company and the Branch, the Bank and their affiliates, conflicts of interest may arise between the Branch, the Bank and their affiliates and the Company. The Company's officers, employees and directors (other than the independent director) are officers and employees of the Branch, the Bank or an affiliate. Conflicts of interest may arise in between the discharge by such individuals of their duties as officers, employees or directors of the Company on the one hand and the Branch, the Bank and its affiliates on the other hand.

Item 1B:	Unresolved Staff Comments

Not Applicable

Item 2:	Properties

The Company does not own or lease any property. It uses the facilities of the Branch located at 787 Seventh Avenue, New York, New York 10019.

Item 3:	Legal Proceedings

None

Item 4:	Submission of Matters to a Vote of Securityholders

None

Part II

Item 5:	Market for Registrant’s Common Equity, Related Securityholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for the Company’s Common Securities, all of which are held by the Branch. The Bank has agreed with the Company that, so long as any Series A Preferred Securities are outstanding, it will maintain direct or indirect ownership of 100% of the Common Securities.

Dividends

Holders of Common Securities are entitled to receive dividends when, as and if declared by the Company’s Board of Directors, out of net gains from the disposition of securities in the Portfolio and net income not required to be applied to fund dividends with respect to the Series A Preferred Securities. During 2005, the Company did not declare or pay any dividends with respect to Common Securities.

Item 6: Selected Financial Data

The following table sets forth selected financial data for the years then ended (in thousands, except share and yield data):

	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2002	December 31, 2001

Income Statement:
Interest income	$39,954	$26,091	$26,219	$34,548	$52,568
Net income	47,494	23,365	22,760	32,894	52,277
Average number of Redeemable
Common Securities outstanding	53,011	53,011	53,011	53,011	53,011
Net income (loss) per Redeemable
Common Security	166.08	(289.09)	(300.50)	(109.34)	256.31

Balance Sheet:
Investment securities at carrying value	812,144	1,007,087	1,119,539	1,099,570	1,041,244
Total assets	1,063,076	1,127,852	1,153,073	1,150,885	1,081,823
Series A Preferred Securities outstanding	500,000	500,000	500,000	500,000	500,000
Total Redeemable Common Securities,
Preferred Securities, and
Securityholders’ Equity	$1,042,679	$1,049,350	$1,055,514	$1,062,024	$1,051,702

Other Data:
Comprehensive income	$28,619	$17,226	$19,180	$46,012	$61,968
Dividends paid on Series A
Preferred Securities	$38,690	$38,690	$38,690	$38,690	$38,690
Dividends paid on Redeemable
Common Securities	$-	$-	$-	$-	$10,719

Number of Series A Preferred
Securities outstanding	50,000	50,000	50,000	50,000	50,000
Number of Redeemable Common
Securities outstanding	53,011	53,011	53,011	53,011	53,011
Average yield on investment securities
(before results of hedging activities)	5.86%	6.20%	6.03%	6.02%	6.40%

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth on the following pages is management’s discussion and analysis of the results of operations for the years ended December 31, 2005, 2004 and 2003. Such information should be read in conjunction with our Financial Statements together with the Notes to the Financial Statements.

General

The Company was formed on October 14, 1997, and commenced operations on December 5, 1997, by the sale to qualified institutional buyers of 50,000 Series A Preferred Securities and the sale to the Branch of 53,010 Common Securities. Together, such sales raised net capital of $1,030,115,873, which the Company used to purchase the Initial Portfolio from the Branch. The Branch has contributed $3,400,000, $6,800,000, $8,500,000, $7,500,000, $5,500,000 and $3,000,000 of additional paid-in capital on June 2, 2005, December 2, 2004, June 3, 2004, December 3, 2003, June 3, 2003 and December 3, 2002 respectively.

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

The Company has made an assessment of all its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at December 31, 2005. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

All of the Company’s outstanding hedging transactions are fair value hedges. For years ended December 31, 2005 and 2004, the Company recognized gains of $407,662 and $462,428, respectively, in earnings related to the ineffective portion of fair value hedges. The fair value of these hedging instruments was $(14,283,663) and $(73,672,428) at December 31, 2005 and December 31, 2004, respectively, and has been recorded in “Other liabilities”. It has been offset, except for the ineffective portion of the hedge, by the revaluation of the respective hedged investment securities. The fair value of the hedging instruments does not include accrued interest receivable and payable, which are shown separately on the balance sheet.

Results of Operations

The following discussion pertains to the years ended December 31, 2005, December 31, 2004 and December 31, 2003 (the “2005 Period”, the “2004 Period” and the "2003 Period," respectively).

Portfolio

The average amortized cost of the Portfolio during the 2005 Period, 2004 Period and 2003 Period was $852,537,552, $984,859,956 and $996,713,866, respectively. This reflects the following prepayments and reinvestments:

PREPAYMENTS	2005		2004		2003

Floating-Rate REMICs		$3,034,468		$5,209,663		$13,857,026
Fixed-Rate REMICs	$	---		$298,027		$36,011,701
Agency ARMs		$1,439,321		$3,667,678		$13,080,189
Agency Hybrid ARMs		$4,542,778		$5,567,144		$15,560,694
Agency DUS		$117,681,515		$91,556,388		$17,763,221
Agency Debentures	$	---	$	---	$	---

REINVESTMENTS	2005		2004		2003

Floating-Rate REMICs	$	---	$	---	$	---
Fixed-Rate REMICs	$	---		$20,915,000	$	---
Agency ARMs	$	---	$	---	$	---
Agency Hybrid ARMs	$	---	$	---	$	---
Agency DUS	$	---	$	---		$92,159,666
Agency Debentures	$	---	$	---		$20,038,400

As of December 31, 2005, 2004, and 2003, as calculated by aggregate amortized cost, approximately 35.94%, 44.79% and 49.48%, respectively, of the Portfolio consisted of collateralized mortgage obligations (Floating-Rate REMICs and Fixed-Rate REMICs) and mortgage backed securities (Agency ARMs, Agency Hybrid ARMs and Agency DUSs), and approximately 64.06%, 55.21% and 50.52%, respectively, consisted of Agency Debentures. As of December 31, 2005, 2004 and 2003, floating rate securities accounted for approximately 2.77%, 3.38% and 4.56%, respectively, of the Portfolio’s collateralized mortgage obligations and mortgage backed securities. In addition, a significant portion of the Agency Debentures and the Agency DUSs are hedged so that in all but one case, the fixed interest rates received on the bonds are converted into prevailing floating rates.

The aggregate market value of the securities in the Portfolio as of December 31, 2005, 2004 and 2003 was higher than the amortized cost by approximately 2.99%, 9.95%, and 11.74%, respectively, due to a net increase in interest rates from the time of their original purchase. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statements of Income, pursuant to application of SFAS 133 (see Note 2 to the Financial Statements in Item 8). Unrealized gains and losses on the non-hedged securities are reported as a component of Other Comprehensive Income.

Revenue

For the 2005 Period, 2004 Period and 2003 Period, the Company had revenues of $39,953,748, $26,091,163, and $26,219,327, respectively. These amounts consisted of interest income on the investment securities, the unrealized gain/loss on hedged securities and derivatives used as hedging instruments, and interest on deposits. The Company believes the factor having the greatest impact on revenues is the interest rate environment. The increase in revenues is mainly due to the derivatives used as hedging instruments. The floating rate component of the swaps has generated more income due to increasing interest rates in 2005 Period compared to 2004 Period and 2003 Period.

The Company’s net income for the 2005 Period, 2004 Period and 2003 Period was $47,493,858, $23,365,027, and $22,759,655, respectively. The Company has declared and paid dividends for the 2005 Period, 2004 Period and 2003 Period as follows:

Security	Amount	Date Paid

Series A Preferred	$19,345,000	December 5, 2005

Series A Preferred	$19,345,000	June 5, 2005

Series A Preferred	$19,345,000	December 5, 2004

Series A Preferred	$19,345,000	June 5, 2004

Series A Preferred	$19,345,000	December 5, 2003

Series A Preferred	$19,345,000	June 5, 2003

Interest Income and Yields

For the 2005 Period, 2004 Period and 2003 Period, interest on the securities in the Portfolio amounted to $39,074,231, $49,291,242 and $48,647,380, respectively, representing an aggregate yield of 5.89%, 6.20% and 6.03%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows (yield based on average amortized cost):

	2005		2004		2003

Floating-Rate REMICs	$ 140,465	2.89%	$ 130,041	1.58%	$ 363,945	2.02%
Fixed-Rate REMICs	$ 2,072,094	6.70%	$ 1,748,437	6.81%	$ 1,506,191	6.61%
Agency ARMs	$ 322,699	4.01%	$ 374,310	3.71%	$ 702,677	4.07%
Agency Hybrid ARMs	$ 572,358	4.01%	$ 760,707	4.18%	$ 1,220,873	4.35%
Agency DUS	$ 17,096,265	5.84%	$ 27,190,649	6.53%	$ 25,913,738	6.41%
Agency Debentures	$ 18,870,350	3.73%	$ 19,087,098	6.04%	$ 18,939,956	5.98%

The yield on Agency Debentures is based on U.S. dollar denominated securities which excludes the Japanese Yen denominated securities.

During the 2005 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICs were approximately 2.95%, 4.51% and 3.34%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities. During the 2004 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICS were approximately 1.48%, 3.49% and 1.91%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities. During the 2003 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICS were approximately 1.34%, 3.40% and 4.19%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities.

The Company also recorded interest income from short-term investments for the 2005 Period, 2004 Period and 2003 Period of $6,590,570, $515,903 and $309,122, respectively.

These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio, (ii) prepayments of principal pending their reinvestment and (iii) short-term investments classified as cash equivalents. Beginning in 2004, the Company began reinvesting prepayments mainly into Certificates of Deposits.

Operating Expenses

Operating expenses for the 2005 Period 2004 Period and 2003 Period totaled $1,365,587, $1,327,138 and $1,432,696, respectively. Operating expenses consisted largely of fees paid to the Branch under the Services Agreement, fees to Citibank as Trustee, consulting fees and audit fees. The cost of Branch personnel servicing the Company is based on actual man-hours devoted to the activities of the Company and remains at arms length. Expenses incurred under the Services Agreement for the 2005 Period, 2004 Period and 2003 Period totaled $964,217, $938,513 and $961,073, respectively.

Receivable Arising from Payment for Securities

Due to the potential consequences of a Shift Event (as defined in Item 8 Note 2 herein), the Company’s purchase of the Initial Portfolio (as defined in Item 8 herein) from the Branch did not meet certain SFAS 125, as replaced by SFAS 140, sale accounting requirements. Accordingly, the Company recorded at December 5, 1997 a receivable for the consideration paid to the Branch for the Initial Portfolio treated as collateral. As a legal and economic matter, however, there is no such receivable since (a) neither the Bank nor the Branch has any obligation to repay any part of the purchase price for the Initial Portfolio or to repurchase or redeem any of the securities included therein, and (b) the Company has no obligation to return any of such securities to the Bank or the Branch (except in the limited circumstances and to the extent that the occurrence of a Shift Event under the Charter would require the transfer of any assets held by the Company at the time). As the securities in the Initial Portfolio are paid, the receivable will be deemed to be realized by an amount corresponding to the amount of the payments received. At December 31, 2005 and December 31, 2004, the receivable arising from payment for securities amounted to $13,690,440 and $20,868,801, respectively. The decrease in the amount of such receivable between the two dates reflects the prepayment of securities in the Initial Portfolio. The Company recognized the cash proceeds of such prepayments as a reduction in the receivable. Such decreases in the receivable did not affect the Company’s results of operations or cash flow. Disclosures required under SFAS 125, as replaced by SFAS 140, are included in Note 3 to the Financial Statements.

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

Increases in prevailing interest rates in 2005 had a positive impact on the interest income of the Company. As a result, the Branch made a substantially smaller contribution to the Company’s capital in 2005 than in either of the previous two years. If interest rates remain at their 2005 levels or increase further, we expect the Company’s interest income to continue to be higher than in the 2004 and 2003 Periods, and the Company may have sufficient capital after paying dividends on the Series A Preferred Securities to pay one or more dividends to the Common Securities. However, no assurances can be given that interest rates will not decrease, which would have an adverse affect on the Company’s income.

BNP PARIBAS Group's total and Tier 1 risk-based capital ratios at December 31, 2005 were 11.0% and 7.6%, and at December 31, 2004 were 10.6% and 8.1%, which are well above the minimum standards required by French banking regulations, currently 8% for total risk-based capital and 4% for Tier 1 risk-based capital. A “Shift Event” would occur if BNP PARIBAS’ risk-based capital fell below these minimum standards of 8% and 4%, respectively. See Note 2 of the attached financial statements for a detailed explanation of “Shift Events”.

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

Item 7A:Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The Company’s principal market risk exposure is to changes in interest rates. This exposure arises from its investments in collateralized mortgage obligations, mortgage-backed securities, agency debentures, agency DUSs and certain derivative instruments used by the Company to modify interest rate exposure.

The outstanding principal amount and estimated fair value as of December 31, 2005, by each category of investment, is depicted in Item 8.

Interest Rate Risk

The Company’s income consists primarily of interest payments on collateralized mortgage obligations, mortgage-backed securities, agency debentures and agency DUSs. Currently, the Company uses derivative products to manage a portion of its interest rate risk.

Increases in prevailing interest rates in 2005 have improved the Company’s income, through the floating rate component of the portfolio which is mainly indexed on short term rates, such as one-month and three-month Libor. Increasing interest rates make the pre-payment of the loans underlying the mortgage-backed securities in the Portfolio less likely, making it more likely that such securities will be held to maturity without redemption. However, no assurances can be given that interest rates will not decrease.

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

The Company is a party to twenty-two interest rate swaps and six cross currency swaps with BNP PARIBAS, as set out in the table below. In all but one of these swaps, the Company pays a fixed coupon and receives floating rate payments on the notional balances. The notional amount of each swap is tied to the outstanding principal of the securities they hedge. The maturity dates of the swaps reflect the maturity of these securities. However, the maturity dates maybe earlier due to prepayments on some of these securities.

				Fair Value at
				December 31, 2005	Notional Balance
Value Date	Maturity Date	Fixed Rate	Receive Rate	(in 000’s)	(in 000’s)

November 25, 1998	March 26, 2008	JPY 1.75	U.S. Three Month LIBOR	$ (1,824)	$ 42,000
			Plus Six Basis Points

February 11, 1999	March 14, 2007	U.S. 6.80	U.S. Three Month LIBOR	(1,967)	50,000
			Minus Two Basis Points
February 12, 1999	March 5, 2007	U.S. 6.68	U.S. Three Month LIBOR	(2,043)	50,000
			Minus Two Basis Points

February 25, 1999	February 25, 2009	U.S. 5.95	U.S. One Month LIBOR	(618)	19,628
			Plus Three Basis Points
June 25, 1999	June 25, 2009	U.S. 6.06	U.S. One Month LIBOR	(770)	19,720
			Plus Three and Half Basis
			Points

				Fair Value at
				December 31, 2005	Notional Balance
Value Date	Maturity Date	Fixed Rate	Receive Rate	(in 000’s)	(in 000’s)

July 1, 1999	June 25, 2009	U.S. 6.39	U.S. One Month LIBOR	(725)	14,983
			Plus Three and Half Basis
			Points
September 27, 1999	March 25, 2009	U.S. 5.858	U.S. One Month LIBOR	(794)	26,714
			Plus Four Basis Points
November 26, 1999	April 25, 2009	U.S. 6.04	U.S. One Month LIBOR	(522)	14,683
			Plus Four Basis Points
June 26, 2000	October 1, 2007	U.S. 6.68	U.S. One Month LIBOR	(279)	7,859
			Plus One and Half Basis
			Points
June 26, 2000	October 1, 2008	U.S. 6.26	U.S. One Month LIBOR	(526)	8,817
August 1, 2000	December 1, 2007	U.S. 6.42	U.S. One Month LIBOR	(217)	7,000
October 2, 2000	June 1, 2007	U.S. 7.024	U.S. One Month LIBOR	(136)	4,255
			Minus Two Basis Points
October 2, 2000	July 1, 2007	U.S. 7.405	U.S. One Month LIBOR	(293)	7,336
			Minus Two Basis Points
March 25, 2001	October 25, 2007	U.S. 6.94	U.S. One Month LIBOR	(496)	3,240
			Plus Two Basis Points
May 1, 2002	October 1, 2007	U.S. 6.63	U.S. One Month LIBOR	(277)	8,794
			Plus One Basis Point
May 3, 2002	August 25, 2007	U.S. 6.74	U.S. One Month LIBOR	(309)	10,000
			Plus One Basis Point
August 25, 2002	August 25, 2007	U.S. 4.90	U.S. One Month LIBOR	(39)	26,500
			Plus Five Basis Points
September 25, 2002	June 25, 2007	U.S. 7.007	U.S. One Month LIBOR	(225)	7,357
			Plus Seven Basis Points
March 21, 2003	February 25, 2009	U.S. 5.945	U.S. One Month LIBOR	(461)	15,434
			Plus Nine Basis Points
May 8, 2003	July 25, 2006	U.S. 7.239	U.S. One Month LIBOR	(151)	10,572
			Plus Seven Basis Points
August 1, 2003	April 25, 2008	U.S. 6.568	U.S. One Month LIBOR	(479)	12,950
			Plus Ten Basis Points
August 1, 2003	October 25, 2007	U.S. 6.812	U.S. One Month LIBOR	(500)	14,826
			Plus Ten Basis Points
April 1, 2004	August 25, 2007	U.S. 6.74	U.S. One Month LIBOR	(633)	20,914
			Plus Five Basis Points

Total Swaps- Fair				$ (14,284)	$ 403,582
Value Hedges
November 25, 1998	October 9, 2007	JPY 2.125	U.S. Three Month LIBOR	(2,732)	58,000
			Plus Six Basis Points
March 29, 1999	October 9, 2007	JPY 2.125	U.S. Three Month LIBOR	(534)	30,000
			Minus Two and Half Basis
			Points
April 6, 1999	October 9, 2007	JPY 2.125	U.S. Three Month LIBOR	(1,254)	26,400
			Minus One Basis Point
November 2, 2000	October 9, 2007	JPY 2.125	U.S. Three Month LIBOR	876	15,000
			Minus Two Basis Points
January 17, 2001	March 26, 2008	JPY 1.750	U.S. 5.80	459	18,000

Other Swap				(3,185)	147,400

Total Swap
Portfolio (Other
liabilities)				$ (17,469)	$ 550,982

The fair value of the swap portfolio was $(17,468,967) and $(75,415,299) at December 31, 2005 and December 31, 2004, respectively. The change in fair value was primarily due to changes in prevailing market interest rates.

The main feature of the mortgage securities is their sensitivity to the prepayment of mortgage loans, creating a contraction risk when interest rates decline and an extension risk when interest rates increase. The Company estimates to the prepayment rate either by the CPR (Conditional Prepayment Rate) or the PSA (Public Securities Association) prepayment model. Because of this risk, the securities are valued based on their average life rather than on their stated maturity date. The Company periodically evaluates this prepayment risk and analyzes the impact such conditions may have on the structure of the Portfolio and the re-investment policy.

The breakdown of the Company’s securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below based on management’s prepayment assumptions (see Note 4 under Item 1 for yield information) (actual maturities may differ from maturities shown below due to prepayments) (in thousands):

December 31, 2005
									Due	Due
		Due In		Due after	Due after		Due after		After	After
Non-Collateral		2006		2006	2007		2008		2009	2010		Total

Fixed-Rate Instruments:
Fixed-Rate REMICs	$	---		$30,915	$	---	$	---	$ ---	$ ---		$30,915
Agency DUS		10,572		91,665		56,536		71,894	---	---		230,667
Agency Debentures		---		373,285		131,807		---	---	---		505,092

Total Fixed-Rate Instruments		10,572		495,865		188,343		71,894	---	---		766,674

Floating-Rate Instruments:
Floating-Rate REMICs		---		---		---		390	---	---		390
Agency ARMs		---		---		---		1,332	---	1,438		2,770
Agency Hybrid ARMs		105		---		206		2,192	310	2,141		4,954

Total Floating-Rate Instruments		105		---		206		3,914	310	3,579		8,114

Total Non-Collateral		$10,677		$495,865		$188,549		$75,808	$310	$$3,579		$774,788

Collateral

Fixed-Rate Instruments:
Fixed-Rate REMICs	$	---	$	---	$	---	$	---	$ ---	$ ---	$	---
Agency DUS		---		---		---		---	---	---		---
Agency Debentures		---		---		---		---	---	---		---

Total Fixed-Rate Instruments		---		---		---		---	---	---		---

Floating-Rate Instruments:
Floating-Rate REMICs		115		1,070		545		1,029	---	---		2,759
Agency ARMs		41		291		176		982	84	2,867		4,441
Agency Hybrid ARMs		---		2,982		2,693		---	---	815		6,490

Total Floating-Rate Instruments		156		4,343		3,414		2,011	84	3,682		13,690

Total Collateral		$156		$4,343		$3,414		$2,011	$84	$3,682		$13,690

December 31, 2005 Total Portfolio		$10,833		$500,208		$191,963		$77,820	$394	$7,261		$788,478

December 31, 2004
	Due					Due	Due
	after	Due after		Due after	Due after	After	After
Non-Collateral	2005	2006		2007	2008	2009	2010		Total

Fixed-Rate Instruments:
Fixed-Rate REMICs	$ ---	$	---	30,915	$ ---	$ ---	$ ---		$30,915
Agency DUS	---		31,100	121,864	128,724	66,661	---		348,349
Agency Debentures	---		---	373,989	131,671	---	---		505,660

Total Fixed-Rate Instruments	---		31,100	526,768	260,395	66,661	---		884,924

Floating-Rate Instruments:
Floating-Rate REMICs	---		---	532	---	---	---		532
Agency ARMs	---		348	2,260	---	514	---		3,122
Agency Hybrid ARMs	271		465	355	1,137	2,897	1,341		6,466

Total Floating-Rate Instruments	271		813	3,147	1,137	3,411	1,341		10,120

Total Non-Collateral	$271		$31,913	$529,915	$261,532	$70,072	$1,341		$895,044

Collateral

Fixed-Rate Instruments:
Fixed-Rate REMICs	$ ---	$	---	$ ---	---	$ ---	$ ---	$	---
Agency DUS	---		---	---	---	---	---		---
Agency Debentures	---		---	---	---	---	---		---

Total Fixed-Rate Instruments	---		---	---	---	---	---		---

Floating-Rate Instruments:
Floating-Rate REMICs	1,207		---	3,572	---	903	---		5,682
Agency ARMs	103		522	1,351	217	---	3,363		5,556
Agency Hybrid ARMs	---		---	4,019	---	938	4,674		9,631

Total Floating-Rate Instruments	1,310		522	8,942	217	1,841	8,037		20,869

Total Collateral	$1,310		$522	$ 8,942	$217	$1,841	$8,037		$ 20,869

December 31, 2004 Total Portfolio	$1,581		$32,435	$538,857	$261,749	$71,913	$9,378		$915,913

16

Item 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Securityholders

of BNP U.S. Funding L.L.C.:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BNP U.S. Funding L.L.C. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements and schedules in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 30, 2006

BNP U.S. FUNDING L.L.C.

BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2005	December 31, 2004

ASSETS

Cash and cash equivalents	$19,485	$112,207

Certificates of deposit	220,000	-

Investment securities (Notes 4)
Available-for-sale, at fair value	798,454	986,218

Receivable arising from payment for securities, pursuant
to the application of SFAS 125, as replaced by
SFAS 140 (Note 3), at amortized cost	13,690	20,869

Accounts receivable	16	27

Accrued interest receivable	11,431	8,531

TOTAL ASSETS	$1,063,076	$ 1,127,852

LIABILITIES

Accrued interest payable	$2,385	$2,749
Accrued expenses	543	338
Other liabilities	17,469	75,415

TOTAL LIABILITIES	20,397	78,502

Redeemable common securities, par value and redeemable
value $10,000 per security; 150,000 securities authorized,
53,011 securities issued and outstanding (Note 5)	530,110	530,110
Preferred securities, liquidation preference $10,000 per
security; 150,000 securities authorized, 50,000 securities
issued and outstanding	500,000	500,000
Additional paid-in capital	803	651
Accumulated other comprehensive income (loss)	(2,045)	16,830
Retained earnings	13,811	1,759

TOTAL REDEEMABLE COMMON SECURITIES,
PREFERRED SECURITIES AND
SECURITYHOLDERS’ EQUITY	1,042,679	1,049,350

TOTAL LIABILITIES AND TOTAL REDEEMABLE
COMMON SECURITIES, PREFERRED
SECURITIES AND SECURITYHOLDERS’ EQUITY	$1,063,076	$1,127,852

The accompanying Notes to Financial Statements are an integral part of these statements.

BNP U.S. FUNDING L.L.C.

STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Years Ended December 31,
INTEREST INCOME	2005	2004	2003

Collateralized Mortgage Obligations:
Floating-Rate REMICs	$140	$130	$364
Fixed-Rate REMICs	1,033	492	956
Mortgage Backed Securities:
Agency ARMs	323	374	703
Agency Hybrid ARMs	572	761	1,221
Agency DUSs	8,528	6,160	5,413
Agency Debentures	22,767	17,658	17,253
Interest on deposits	6,591	516	309

Total	39,954	26,091	26,219

NONINTEREST INCOME

Other financial instrument	8,905	-	-

NONINTEREST (EXPENSE)

Other financial instrument	-	(1,399)	(2,027)
Fees and expenses	(1,365)	(1,327)	(1,432)

	(1,365)	(2,726)	(3,459)

NET INCOME APPLICABLE TO PREFERRED AND
REDEEMABLE COMMON SECURITIES	$47,494	$23,365	$22,760

NET INCOME (LOSS) APPLICABLE TO REDEEMABLE
COMMON SECURITIES	$8,804	$(15,325)	$(15,931)

NET INCOME (LOSS) PER REDEEMABLE
COMMON SECURITY	$166.08	$(289.09)	$(300.50)

The accompanying Notes to Financial Statements are an integral part of these statements.

BNP U.S. FUNDING L.L.C.

STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Years Ended December 31,
	2005	2004	2003

NET INCOME	$47,494	$23,365	$22,759
OTHER COMPREHENSIVE INCOME (LOSS)
Net change in unrealized gain (loss) in fair value
of available-for-sale securities that are not treated
as collateral (Note 3) and that are not hedged by
derivative instruments	(18,875)	(6,139)	(3,579)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(18,875)	(6,139)	(3,579)

COMPREHENSIVE INCOME	$28,619	$17,226	$19,180

The accompanying Notes to Financial Statements are an integral part of these statements.

BNP U.S. FUNDING L.L.C.

STATEMENT OF CHANGES IN REDEEMABLE COMMON SECURITIES,
PREFERRED SECURITIES AND SECURITYHOLDERS' EQUITY
(in thousands)

For the Years Ended December 31, 2005, 2004 and 2003

						Total
						Redeemable
				Accumulated		Common Securities,
	Redeemable		Additional	Other		Preferred Securities
	Common	Preferred	Paid-in	Comprehensive	Retained	and Securityholders'
	Securities	Securities	Capital	Income	Earnings	Equity

Balance at December 31, 2002	$530,110	$500,000	$1,044	$26,548	$4,322	$1,062,024

Net income					22,759	22,759
Other comprehensive income				(3,579)		(3,579)
Additional paid-in capital			13,000			13,000
Dividends paid - preferred securities			(13,815)		(24,875)	(38,690)

Balance at December 31, 2003	$530,110	$500,000	$229	$22,969	$2,206	$1,055,514

Net income					23,365	23,365
Other comprehensive loss				(6,139)		(6,139)
Additional paid-in capital			15,300			15,300
Dividends paid - preferred securities			(14,878)		(23,812)	(38,690)

Balance at December 31, 2004	$530,110	$500,000	$651	$16,830	$1,759	$1,049,350

Net income					47,494	47,494
Other comprehensive loss				(18,875)		(18,875)
Additional paid-in capital			3,400			3,400
Dividends paid - preferred securities			(3,248)		(35,442)	(38,690)

Balance at December 31, 2005	$530,110	$500,000	$803	$(2,045)	$13,811	$1,042,679

The accompanying Notes to Financial Statements are an integral part of these statements.

BNP U.S. FUNDING L.L.C.

STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2005	2004	2003

OPERATING ACTIVITIES

Net income	$47,494	$23,365	$22,759
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization	736	811	1,143
(Gain) loss on other financial instrument	(8,905)	1,399	2,027
(Gain) loss on hedge activity	(407)	(462)	(534)
Changes in assets and liabilities:
Interest receivable	(2,900)	(232)	101
Accounts receivable	11	27	996
Accrued expenses	205	94	39
Accrued interest payable	(364)	30	85

Net cash provided by operating activities	35,870	25,032	26,616

INVESTING ACTIVITIES

Purchase of investment securities:
Agency DUSs	-	-	(92,160)
Agency Debentures	-	-	(20,038)
Fixed-Rate REMICs	-	(20,915)	-
Certificates of Deposit	(220,000)	-	-
Proceeds from principal payments of securities,
not treated as collateral	119,655	96,672	41,654
Proceeds from principal payments of securities,
treated as collateral	7,043	9,627	54,619

Net cash provided by (used in) investing activities	(93,302)	85,384	(15,925)

FINANCING ACTIVITIES

Additional paid-in capital	3,400	15,300	13,000
Cash dividends - preferred securities	(38,690)	(38,690)	(38,690)

Net cash used in financing activities	(35,290)	(23,390)	(25,690)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(92,722)	87,026	(14,999)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	112,207	25,181	40,180

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,485	$112,207	$25,181

NONCASH FINANCING AND INVESTING ACTIVITIES

Decrease in receivable arising from payment for securities, pursuant
to the application of SFAS 125, as replaced by SFAS 140 (Note 3)	$ 7,179	$9,794	$54,997

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

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENT SECURITIES

Investments in debt securities are classified as available-for-sale (recorded on trade-date basis) and are carried at fair value. The debt securities can be categorized as hedged or non-hedged securities. Fair values of non hedged debt securities are estimated based on quoted market price for these securities. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statements of Income, pursuant to application of SFAS 133, (see below, “Accounting for Derivatives and Hedging Activities”). Unrealized gains and losses on the non-hedged securities are reported as a component of “Other Comprehensive Income”. The hedged securities are generally valued using discounted cash flows in a yield-curve model based on LIBOR.

Interest on securities is included in interest income and is recognized using the interest method. Premiums and discounts are amortized in a manner that approximates the constant yield method.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less at acquisition date to be cash equivalents.

CERTIFICATES OF DEPOSITS

The Company has five certificates of deposits at cost that mature in thirteen months or less.

DIVIDENDS

Dividends on the Series A Preferred Securities, when, as and if declared by the Company’s Board of Directors, are payable semi-annually in arrears on a non-cumulative basis on the fifth day of June and December of each year, commencing June 5, 1998, at a rate per annum of 7.738% of the liquidation preference through and including December 5, 2007. Thereafter, dividends, when, as and if declared by the Company’s Board of Directors, will be payable quarterly in arrears on the third Wednesday of March, June, September, and December of each year and will be calculated on a weekly basis in each quarter at a rate per annum of the liquidation preference equal to 2.8% per annum above one-week LIBOR for the week concerned as determined on the related LIBOR Determination Date. Holders of Common Securities are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of the Company’s net income not required to be applied to fund dividends with respect to the Series A Preferred Securities. Dividends to the Preferred Securityholders may be paid out of (i) net income, determined without regard to capital gains or losses, or (ii) amounts contributed by the Bank or the Branch to the Company’s capital. As of December 31, 2005, the Branch has contributed a total of $34,700,000 of additional paid-in capital, which was used to facilitate the semi-annual payments of dividends to the holders of the Series A Preferred Securities.

To date, the Company has declared and paid dividends as follows:

Security	Amount	Date Paid
Series A Preferred Securities	$19,345,000	June 5, 1998
Common Securities	$ 5,347,365	June 22, 1998
Series A Preferred Securities	$19,345,000	December 5, 1998
Common Securities	$ 8,787,127	December 15, 1998
Series A Preferred Securities	$19,345,000	June 5, 1999
Common Securities	$ 8,454,284	June 15, 1999
Series A Preferred Securities	$19,345,000	December 5, 1999
Common Securities	$10,352,672	December 15, 1999
Series A Preferred Securities	$19,345,000	June 5, 2000
Common Securities	$12,508,486	June 19, 2000
Series A Preferred Securities	$19,345,000	December 5, 2000
Common Securities	$14,792,297	December 19, 2000
Series A Preferred Securities	$19,345,000	June 5, 2001
Common Securities	$10,718,708	June 19, 2001
Series A Preferred Securities	$19,345,000	December 5, 2001
Series A Preferred Securities	$19,345,000	June 5, 2002
Series A Preferred Securities	$19,345,000	December 5, 2002
Series A Preferred Securities	$19,345,000	June 5, 2003
Series A Preferred Securities	$19,345,000	December 5, 2003
Series A Preferred Securities	$19,345,000	June 5, 2004
Series A Preferred Securities Series A Preferred Securities Series A Preferred Securities	$19,345,000 $19,345,000 $19,345,000	December 5, 2004 June 5, 2005 December 5, 2005

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

The Company has made an assessment of all its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at December 31, 2005. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

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

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, (“SFAS 130”), “Reporting Comprehensive Income,” established standards for reporting and display of comprehensive income and its components. Components of comprehensive income include net income. Other comprehensive income consists of unrealized gains and losses on marketable securities available for sale.

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

The Company has not sold or repledged the collateral; the securities within the Initial Portfolio mature or prepay over time. As they do, the Company recognizes the cash proceeds as a reduction in the receivable arising from payment for securities. The collateral at December 31, 2005 and December 31, 2004 is reported in Note 4 below.

NOTE 4--INVESTMENT SECURITIES

The amortized cost and estimated fair value of the securities were as follows based on management’s prepayment assumptions (in thousands):

December 31, 2005
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
Non-Collateral

Collateralized Mortgage Obligations:
Floating-Rate REMICs	$390	$	---	$	---	$390
Fixed-Rate REMICs	30,915		942		---	31,857
Mortgage Backed Securities:
Agency ARMs	2,770		9		46	2,733
Agency Hybrid ARMs	4,954		47		2	4,999
Agency DUSs	230,667		7,508		---	238,175
Agency Debentures	505,092		15,754		546	520,300

Total Non-Collateral	$774,788		$24,260		$594	$798,454

Collateral
Collateralized Mortgage Obligations:

Floating-Rate REMICs	$2,759	$	---		$32	$2,727
Fixed-Rate REMICs	---		---		---	---
Mortgage Backed Securities:
Agency ARMs	4,441		15		6	4,450
Agency Hybrid ARMs	6,490		16		59	6,447
Agency DUSs	---		---		---	---
Agency Debentures	---		---		---	---

Total Collateral	$13,690		$31		$97	$13,624

December 31, 2005 Total Portfolio	$788,478		$24,291		$691	$812,078

December 31, 2004

	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
Non-Collateral

Collateralized Mortgage Obligations:
Floating-Rate REMICs	$532		$3	$	---	$535

Fixed-Rate REMICs	30,915		2,464	---	33,379
Mortgage Backed Securities:
Agency ARMs	3,122		10	40	3,092
Agency Hybrid ARMs	6,466		74	2	6,538
Agency DUSs	348,349		26,613	---	374,962
Agency Debentures	505,660		62,187	135	567,712

Total Non-Collateral	$895,044		$91,351	$177	$986,218

Collateral
Collateralized Mortgage Obligations:
Floating-Rate REMICs	$5,682	$	---	$62	$5,620
Fixed-Rate REMICs	---		---	---	---
Mortgage Backed Securities:
Agency ARMs	5,556		52	---	5,608
Agency Hybrid ARMs	9,631		51	65	9,617
Agency DUSs	---		---	---	---
Agency Debentures	---		---	---	---

Total Collateral	$20,869		$103	$127	$20,845

December 31, 2004 Total Portfolio	$915,913		$91,454	$304	$1,007,063

The breakdown of the Company’s securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below based on management’s prepayment assumptions (Actual maturities may differ from maturities shown below due to prepayments) (in thousands):

December 31, 2005
			Due after 1		Due after 5
		Due in 1 year	through 5		through 10		Due after 10
Non-Collateral		or less	years		years		years	Total

Collateralized Mortgage Obligations:
Floating-Rate REMICs	$	---	$390	$	---	$	---	$390
Fixed-Rate REMICs		---	30,915		---		---	30,915
Mortgage Backed Securities:
Agency ARMs		---	1,332		339		1,099	2,770
Agency Hybrid ARMs		105	2,708		940		1,201	4,954
Agency DUSs		10,572	220,095		---		---	230,667
Agency Debentures		---	505,092		---		---	505,092

Total Non-Collateral		$10,677	$760,532		$1,279		$2,300	$774,788

Collateral

Collateralized Mortgage Obligations:
Floating-Rate REMICs		$115	$2,644	$	---	$	---	$2,759
Fixed-Rate REMICs		---	---		---		---	---
Mortgage Backed Securities:
Agency ARMs		41	1,533		490		2,377	4,441
Agency Hybrid ARMs		---	5,676		---		814	6,490
Agency DUSs		---	---		---		---	---
Agency Debentures		---	---		---		---	---

Total Collateral		$156	$9,853		$490		$3,191	$13,690

December 31, 2005 Total Portfolio		$10,833	$770,385		$1,769		$5,491	$788,478

December 31, 2004	Due in 1 year or less		Due after 1 through 5 years	Due after 5 through 10 years
						Due after 10 years
								Total
Non-Collateral

Collateralized Mortgage Obligations:
Floating-Rate REMICs	$	---	$532	$	---	$	---	$532
Fixed-Rate REMICs		---	30,915		---		---	30,915
Mortgage Backed Securities:
Agency ARMs		---	3,122		---		---	3,122
Agency Hybrid ARMs		271	4,854		766		575	6,466
Agency DUSs		---	348,349		---		---	348,349
Agency Debentures		---	505,660		---		---	505,660

Total Non-Collateral		$271	$893,432		$766		$575	$895,044

Collateral

Collateralized Mortgage Obligations:
Floating-Rate REMICs		$1,208	$4,474	$	---	$	---	$5,682
Fixed-Rate REMICs		---	---		---		---	---
Mortgage Backed Securities:
Agency ARMs		102	2,090		95		3,269	5,556
Agency Hybrid ARMs		---	4,957		3,129		1,545	9,631
Agency DUSs		---	---		---		---	---
Agency Debentures		---	---		---		---	---

Total Collateral		$1,310	$11,521		$3,224		$4,814	$20,869

December 31, 2004 Total Portfolio		$1,581	$904,953		$3,990		$5,389	$915,913

The breakdown of the Company’s securities by category and yield, before the result of hedges, is summarized below:

		Due after 1	Due after 5
	Due in 1 year	through 5	through 10	Due after 10		Yield after
December 31, 2005	or less	years	years	years	Total	Hedging

Collateralized Mortgage
Obligations:
Floating-Rate REMICs	1.76%	3.25%	---%	---%	2.89%	2.89%
Fixed-Rate REMICs	---	6.70	---	---	6.70	3.34
Mortgage Backed Securities:
Agency ARMs	3.12	3.33	4.36	4.60	4.01	4.01
Agency Hybrid ARMs	4.40	3.63	4.64	5.58	4.01	4.01
Agency DUSs	4.85	6.08	---	---	5.84	2.95
Agency Debentures	---	3.73	---	---	3.73	4.51

Total	4.78%	5.98%	4.52%	4.97%	5.86%	3.91%

December 31, 2004

Collateralized Mortgage
Obligations:
Floating-Rate REMICs	1.14%	1.75%	---%	---%	1.58%	1.58%
Fixed-Rate REMICs	---	6.80	---	---	6.81	1.91
Mortgage Backed Securities:
Agency ARMs	1.13	3.98	3.35	3.37	3.71	3.71
Agency Hybrid ARMs	6.19	4.35	3.62	3.92	4.18	4.18
Agency DUSs	6.58	6.52	---	---	6.53	1.48
Agency Debentures	---	6.04	---	---	6.04	3.49

Total	5.79%	6.24%	3.61%	3.58%	6.20%	2.60%

NOTE 5--REDEEMABLE COMMON SECURITIES AND PREFERRED SECURITIES

REDEEMABLE COMMON SECURITIES

General

The Company is authorized to issue up to 150,000 Common Securities; as of December 31, 2005 and December 31, 2004, the Company had outstanding 53,011 Common Securities, all of which were held by the Branch. The Bank has agreed with the Company in the Contingent Support Agreement that, so long as any Series A Preferred Securities are outstanding, it will maintain direct or indirect ownership of 100% of the outstanding Common Securities.

Dividends

Holders of Common Securities are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of the Company’s net income not required to be applied to fund dividends with respect to the Series A Preferred Securities; provided that so long as any Series A Preferred Securities are outstanding, no dividends or other distributions (including redemptions and purchases) may be made with respect to the Common Securities unless full dividends on all Series A Preferred Securities have been paid for the current and the two immediately preceding Dividend Periods (except during a Shift Period if the Bank does not distribute dividends on its common stock). As disclosed in Note 1, the Branch contributed additional paid-in capital of $34,700,000 to date. In the event the dividends to the Series A Preferred Securities cannot be funded out of net income, determined without regard to capital gains or losses, or out of contributions by the Bank or the Branch to the Company’s capital, such dividends would not be accrued as they are noncumulative.

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

NOTE 6--RELATED PARTY TRANSACTIONS

The Company entered into a Services Agreement with the Branch on December 5, 1997 pursuant to which the Branch manages the securities portfolio of the Company and performs other administrative functions. Expenses incurred under such Agreement were $ 964,217 and $938,513 for the periods ended December 31, 2005 and 2004, respectively. Under a specific allocation methodology, the costs of personnel servicing the Company are based on actual man-hours devoted to the activities of the Company and remains at arms length.

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

NOTE 7--FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of securities at December 31, 2005 and December 31, 2004 were obtained from independent market sources and are summarized in Note 4. The carrying values of securities, as shown in Note 4, approximate their fair value. The fair value of the receivable arising from payment for securities, pursuant to the application of SFAS 125, as replaced by SFAS 140, was $13,624,480 and $20,845,013 at December 31, 2005 and December 31, 2004, respectively.

The carrying value of cash and cash equivalents, accounts receivable, accrued interest receivable, accrued expenses, and accounts payable approximates fair value due to their short-term maturity of less than nine months.

The fair value of the cross currency and interest rate swaps was $(17,468,967) and $(75,415,299) at December 31, 2005 and December 31, 2004, respectively, and are reflected in “Other liabilities”.

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

At December 31, 2005 and December 31, 2004, the Company had outstanding interest rate and cross currency swap agreements with a notional principal amount of $550,982,287 and $668,663,803, respectively.

Fair Value Hedges

The Company mainly enters into interest rate swaps and cross currency interest rate swaps to convert fixed rate Agency Debentures, Agency DUSs and Fixed-Rate REMICs into variable rate securities.

The fair value of the hedging instruments was $(14,283,663) and $(73,672,428) at December 31, 2005 and December 31, 2004, respectively, and has been recorded in “Other liabilities”. It has been offset, except for the ineffective portion of the hedge, by the revaluation of the respective hedged investment securities. The fair value of the hedging instruments does not include accrued interest receivable and payable, which are shown separately on the balance sheet. For the twelve months ended December 31, 2005, the Company recognized a gain of $407,622 in earnings related to the ineffective portion of fair value hedges. The Company also recognized a gain of $8,905,697 in current year’s earnings related to cross currency swap that no longer meet the requirements of FAS 133 for the hedge effectiveness to qualify as a fair value hedging instrument.

Cash Flow Hedges

For the years ended December 31, 2005 and December 31, 2004, the Company did not enter into cash flow hedge transactions and it is not the intention of the Company to use interest rate swaps to convert floating rate financial instruments to fixed rate financial instruments as part of a cash flow hedge strategy.

BNP U.S. FUNDING L.L.C.

FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

(in thousands, except per share data)

2005 for Quarter Ended	03/31/05	06/30/05	09/30/05	12/31/05	Total

INTEREST INCOME:	5,781	12,111	10,983	11,079	39,954

NONINTEREST INCOME (EXPENSE)	(49)	578	(184)	7,195	7,540
NET INCOME APPLICABLE TO PREFERRED AND
REDEEMABLE COMMON SECURITIES	$5,732	$12,689	$10,799	$18,274	$47,494

NET INCOME (LOSS) PER REDEEMABLE COMMON
SECURITY	$108.13	$ (125.52)	$203.73	$(20.21)	$166.08

2004 for Quarter Ended	03/31/04	06/30/04	09/30/04	12/31/04	Total

INTEREST INCOME:	6,006	5,992	6,150	7,943	26,091

NONINTEREST EXPENSE (INCOME)	(770)	(75)	(149)	(1,732)	(2,726)
NET INCOME APPLICABLE TO PREFERRED AND
REDEEMABLE COMMON SECURITIES	$5,236	$5,917	$6,001	$6,211	$23,365

NET INCOME (LOSS) PER REDEEMABLE COMMON SECURITY	$98.77	$(253.31)	$113.20	$(247.76)	$(289.09)

Item 9:	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2005. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in the Company’s internal control over financial reporting that occurred during the fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B:	Other Information

None

PART III

Item 10:	Directors and Executive Officers of the Registrant

The following table sets forth information concerning the directors and executive officers of the Company as of March 31, 2006. The directors serve 3-year terms (5 years in the case of the independent director), subject to earlier resignation or removal. On August 12, 2002, the Board of Directors of the Company elected Diana Mitchell as Assistant Secretary. Donald J. Puglisi, the independent director, was reappointed by the Board of Directors and the Branch, as holder of the Common Securities of the Company, and his current term of office commenced as of December 5, 2002. As of December 5, 2003, Michel Eydoux was reappointed as Chairman and as a Director, and Martine Billeaud, Olivier Meisel, Sady Karet and Thomas Clyne were reappointed as Directors. On December 16, 2005, Martine Billeaud replaced Olivier Meisel as President. On March 21, 2006 Betty Whelchel was appointed by Board of Directors to replace John Powers as Secretary and Olivier Meisel resigned from the Board of Directors.

Name and Age	Position and Offices Held
Michel Eydoux (55)	Chairman and Director
Martine Billeaud (60)	President and Director
Betty Whelchel (49)	Secretary
Donald J. Puglisi (60)	Independent Director
Sady Karet (51)	Treasurer and Director
Thomas Clyne (49)	Chief Financial Officer and Director
Diana E. Mitchell (50)	Assistant Secretary

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

Martine Billeaud is Head of the Bank’s medium and long term funding activities related to Asset and Liability Management. She is also Vice-President and Manager of the BNP Paribas US Medium-Term Note Program and the BNP Paribas US Structured Medium-Term Note Program, and a director of BNP Paribas Capital Preferred L.L.C., BNP Paribas Capital Preferred II L.L.C., BNP Paribas Capital Preferred III L.L.C., BNP Paribas Capital Preferred IV L.L.C., BNP Paribas Capital Preferred V L.L.C. and BNP Paribas Capital Preferred VI L.L.C. She was previously responsible for domestic treasury business. Ms. Billeaud was born in Choisy-le-Roi, France.

Betty Welchel is a Managing Director and General Counsel for BNP Paribas in North America. In her last position, she was the Global General Counsel for Deutsche Asset Management, with offices in U.S., Europe and Asia. Prior to that, Betty was the Deputy General Counsel for Deutsche Bank's New York branch, an attorney with Shearman Sterling both in New York and Tokyo and Attorney-Advisor with the U. S. Treasury in Washington, D.C.

Donald J. Puglisi, the Independent Director, is the MBNA America Professor of Business Emeritus at the University of Delaware, where he was on the faculty from 1971 until retiring in 2001. In addition, he is the Managing Director of Puglisi and Associates, a company which provides investment management, accounting and other administrative services to a variety of different companies.

Sady Karet is Vice President in charge of Asset and Liability analysis of the Bank's US branches. He was previously posted in Hong Kong where he was in charge of Market Risks for North Asia (excluding Japan). Mr. Karet was born in Paris, France in 1954.

Thomas Clyne is a Managing Director in Finance responsible for U.S. Non-Banking subsidiaries of BNP Paribas in North America. Mr. Clyne has been with BNP Paribas since 1998. He has worked in the investment banking and financial services industry for over thirty years. Prior to joining the Bank, he worked for Credit Lyonnais as Managing Director and Chief Financial Officer of Credit Lyonnais Securities (USA) Inc. Mr. Clyne was born in Brooklyn, New York in 1956.

Diana E. Mitchell is a Director and Assistant General Counsel for BNP Paribas in North America. In her current position, she assists the General Counsel for the corporate and investment banking businesses of BNP Paribas in North America on matters with broad relevance to the U.S. operations of BNP Paribas, focusing, in particular, on regulatory and compliance related issues. Ms. Mitchell joined the corporate banking legal department for Paribas in 1994. Prior to this time, Ms. Mitchell worked as an associate at Brown Raysman & Millstein starting in 1991 and Lord Day & Lord, Barrett Smith starting in 1989.

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

The Independent Director Donald J. Puglisi, receives director’s fees of $6,000 per year. All of the other members of the Company’s Board of Directors and Officers are also officers or employees of the Branch or the Bank or their affiliates and do not receive compensation from the Company or additional compensation from the Branch or the Bank or any affiliate for services rendered to the Company.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Matters

None.

Item 13:	Certain Relationships and Related Transactions

Reference is hereby made to Item 1. Business and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company’s various relationships with the Bank, including the Branch, the sole holder of all its outstanding Common Securities.

Item 14:	Principal Accounting Fees and Services

Set forth below are the services rendered and related fees billed by PricewaterhouseCoopers LLP for 2005 and 2004:

Audit Fees	2005	2004
Financial Statement Audit	$46,400	$51,400
Audit-Related Fees	5,000	---

Other Fees	---	54,000
Total fees	$ 51,400	$105,400

Engagement of the Independent Auditor

The Board of Directors is responsible for approving every engagement of the Company’s independent auditor for the performance of audit or non-audit services before any such service is provided. The Board of Directors does not rely on pre-approval policies or procedures.

Auditor Selection for 2006

PricewaterhouseCoopers LLP has been selected to serve as the Company’s independent auditor for the year ended December 31, 2006.

Part IV

Item 15:	Exhibits and Financial Statement Schedules
EXHIBITS	A) Exhibits:

11) Computation of net gain per common security
12) (a) Computation of ratio of earnings to fixed charges
(b) Computation of ratio of earnings to fixed charges and preferred security dividends
14) Code of Ethics for Finance Professionals
31.1) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2) Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BNP U.S. FUNDING L.L.C.
Registrant
Date: March 31, 2006	By _______________________ Martine Billeaud President and Director
Date: March 31, 2006	By _______________________ Thomas Clyne Chief Financial Officer and Director