Form 10-Q
period 2006-03-31
BNP US FUNDING LLC
filed 2006-05-15
CIK 1054659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________________

FORM 10-Q
_________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

For the transition period from to

Commission File Number 000-23745

BNP U.S. FUNDING L.L.C.

(Exact name of registrant as specified in its charter)

Delaware	13-3972207
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

787 Seventh Avenue New York, NY	10019
(Address of principal executive offices)	(Zip Code)

(212) 841-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non- accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐   Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

All outstanding shares of Common Stock were held by BNP Paribas at March 31, 2006.

The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on May 15, 2006, was as follows:

Class	Number of Shares
Common Stock, $10,000 per share par value	53,011

2

Part I
Item 1.
FINANCIAL STATEMENTS

BNP U.S. FUNDING L.L.C.

BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2006	December 31, 2005
	(unaudited)	(audited)

ASSETS

Cash and cash equivalents	30,858	$19,485

Certificates of deposit	270,000	220,000

Investment securities (Notes 4)
Available-for-sale, at fair value	734,322	798,454

Receivable arising from payment for securities, pursuant
to the application of SFAS 125, as replaced by
SFAS 140 (Note 3), at amortized cost	13,014	13,690

Accounts receivable	64	16

Accrued interest receivable	13,547	11,431

TOTAL ASSETS	$1,061,805	$1,063,076

LIABILITIES

Accrued interest payable	$629	$2,385
Accrued expenses	647	543
Other liabilities	9,490	17,469

TOTAL LIABILITIES	10,766	20,397

Redeemable common securities, par value and redeemable
value $10,000 per security; 150,000 securities authorized,
53,011 securities issued and outstanding	530,110	530,110
Preferred securities, liquidation preference $10,000 per
security; 150,000 securities authorized, 50,000 securities
issued and outstanding	500,000	500,000
Additional paid-in capital	803	803
Accumulated other comprehensive income	(6,505)	(2,045)
Retained earnings	26,631	13,811

TOTAL REDEEMABLE COMMON SECURITIES,
PREFERRED SECURITIES AND
SECURITYHOLDERS’ EQUITY	1,051,039	1,042,679

TOTAL LIABILITIES AND TOTAL REDEEMABLE
COMMON SECURITIES, PREFERRED
SECURITIES AND SECURITYHOLDERS’ EQUITY	$1,061,805	$1,063,076

See Notes to Financial Statements.
3

BNP U.S. FUNDING L.L.C.

STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share data)

	For the Three Months Ended March 31,
INTEREST INCOME	2006	2005

Collateralized Mortgage Obligations:
Floating-Rate REMICs	$33	$36
Fixed-Rate REMICs	352	195
Mortgage Backed Securities:
Agency ARMs	86	80
Agency Hybrid ARMs	149	162
Agency DUSs	1,995	2,023
Agency Debentures	6,489	2,451
Interest on deposits	2,920	834

Total	12,024	5,781

NONINTEREST INCOME

Other financial instrument	1,024	299

NONINTEREST (EXPENSE)

Fees and expenses	(228)	(348)

NET INCOME APPLICABLE TO PREFERRED AND
REDEEMABLE COMMON SECURITIES	$12,820	$5,732

NET INCOME (LOSS) PER REDEEMABLE
COMMON SECURITY	$241.84	$108.13

See Notes to Financial Statements.
4

BNP U.S. FUNDING L.L.C.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)

	For the Three Months Ended March 31,
	2006	2005

NET INCOME	$12,820	$5,732
OTHER COMPREHENSIVE INCOME (LOSS)
Net change in unrealized gain in fair value
of available-for-sale securities that are not treated
as collateral and that are not hedged by
derivative instruments	(4,460)	(6,094)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(4,460)	(6,094)

COMPREHENSIVE INCOME (LOSS)	$8,360	$(362)

See Notes to Financial Statements.
5

BNP U.S. FUNDING L.L.C.

     STATEMENT OF CHANGES IN REDEEMABLE COMMON SECURITIES,
PREFERRED SECURITIES AND SECURITYHOLDERS' EQUITY (UNAUDITED)
(in thousands)

For the Three Months Ended March 31, 2006

						Total
						Redeemable
				Accumulated		Common Securities,
	Redeemable		Additional	Other		Preferred Securities
	Common	Preferred	Paid-in	Comprehensive	Retained	and Securityholders'
	Securities	Securities	Capital	Income	Earnings	Equity

Balance at December 31, 2005	$530,110	$500,000	$803	$(2,045)	$13,811	$1,042,679

Net income					12,820	12,820
Other comprehensive loss				(4,460)		(4,460)

Balance at March 31, 2006	$530,110	$500,000	$803	$(6,505)	$26,631	$1,051,039

See Notes to Financial Statements.

BNP U.S. FUNDING L.L.C.

STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,
	2006		2005

OPERATING ACTIVITIES

Net income		$12,820	$5,732
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization		164	171
(Gain) loss on other financial instrument		(1,024)	(299)
(Gain) loss on hedge activity		-	2,551
Changes in assets and liabilities:
Interest receivable		(2,115)	528
Accounts receivable		(48)	1
Accrued expenses		104	97
Accrued interest payable		(1,595)	(1,915)

Net cash provided by operating activities		8,306	6,866

INVESTING ACTIVITIES

Purchase of certificate of deposits		(50,000)	(120,000)
Proceeds from principal payments of securities,
not treated as collateral		52,391	24,187
Proceeds from principal payments of securities,
treated as collateral		676	1,268

Net cash (used in) provided by investing activities		3,067	(94,545)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		11,373	(87,679)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		19,485	112,207

CASH AND CASH EQUIVALENTS, END OF PERIOD		$30,858	$24,528

NONCASH FINANCING AND INVESTING ACTIVITIES

Decrease in receivable arising from payment for securities, pursuant
to the application of SFAS 125, as replaced by SFAS 140 (Note 3)		$676	$1,268

See Notes to Financial Statements.

FORWARD LOOKING DISCLOSURE STATEMENT

From time to time, the Company may publish, verbally or in written form, forward-looking statements relating to such matters as anticipated financial performance, economic conditions, interest rate levels, investment prospects and similar matters. In fact, this quarterly report on Form 10-Q and our annual report on Form 10-K (or any other periodic reporting documents required by the Securities Exchange Act of 1934 Act, as amended (the “Exchange Act”)) may contain forward-looking statements reflecting the current views of the Company concerning potential future events or developments. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a “safe harbor” for forward-looking statements. In order to comply with the terms of the “safe harbor,” the Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties which may affect the operations, performance, development and results of the Company’s business include, but are not limited to, the following: uncertainties relating to economic conditions and interest rate levels, and uncertainties relating to government and regulatory policies. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made.

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

The accounting and financial reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP") and current industry practices. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts and disclosures and may vary from actual results.

The accompanying financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with GAAP applicable to interim periods. The 2005 Balance Sheet data was derived from audited financial statements, however, it does not include all the disclosures required by GAAP. The accompanying financial statements should be read in conjunction with the audited financial statements of BNP U.S. Funding L.L.C reported in Form 10-K for the year ended December 31, 2005, filed on March 31, 2006

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company has made an assessment of all its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at March 31, 2006. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less at acquisition date to be cash equivalents.

CERTIFICATES OF DEPOSITS

The Company has six certificates of deposits stated at cost that mature in less than eleven months.

DIVIDENDS

Dividends on the Series A Preferred Securities, when, as and if declared by the Company’s Board of Directors, are payable semi-annually in arrears on a non-cumulative basis on the fifth day of June and December of each year, commencing June 5, 1998, at a rate per annum of 7.738% of the liquidation preference through and including December 5, 2007. Thereafter, dividends, when, as and if declared by the Company’s Board of Directors, will be payable quarterly in arrears on the third Wednesday of March, June, September, and December of each year and will be calculated on a weekly basis in each quarter at a rate per annum of the liquidation preference equal to 2.8% per annum above one-week LIBOR for the week concerned as determined on the related LIBOR determination date. Holders of Common Securities are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of the Company’s net income not required to be applied to fund dividends with respect to the Series A Preferred Securities. Dividends to the Preferred Securityholders may be paid out of (i) net income, determined without regard to capital gains or losses, and or (ii) amounts contributed by the Bank or the Branch to the Company’s capital. As of March 31, 2006, the Branch has contributed a total of $34,700,000 of additional paid-in capital, which was used to facilitate the semi-annual payments of dividends to the holders of the Series A Preferred Securities.

To date, the Company has declared and paid dividends as follows:

Security	Amount	Date Paid
Series A Preferred Securities	$19,345,000	June 5, 1998
Common Securities	$ 5,347,365	June 22, 1998
Series A Preferred Securities	$19,345,000	December 5, 1998

Common Securities	$ 8,787,127	December 15, 1998
Series A Preferred Securities	$19,345,000	June 5, 1999
Common Securities	$ 8,454,284	June 15, 1999
Series A Preferred Securities	$19,345,000	December 5, 1999
Common Securities	$10,352,672	December 15, 1999
Series A Preferred Securities	$19,345,000	June 5, 2000
Common Securities	$12,508,486	June 19, 2000
Series A Preferred Securities	$19,345,000	December 5, 2000
Common Securities	$14,792,297	December 19, 2000
Series A Preferred Securities	$19,345,000	June 5, 2001
Common Securities	$10,718,708	June 19, 2001
Series A Preferred Securities	$19,345,000	December 5, 2001
Series A Preferred Securities	$19,345,000	June 5, 2002
Series A Preferred Securities	$19,345,000	December 5, 2002
Series A Preferred Securities	$19,345,000	June 5, 2003
Series A Preferred Securities	$19,345,000	December 5, 2003
Series A Preferred Securities	$19,345,000	June 5, 2004
Series A Preferred Securities	$19,345,000	December 5, 2004
Series A Preferred Securities	$19,345,000	June 5, 2005
Series A Preferred Securities	$19,345,000	December 5, 2005

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

COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards No., 130 (“SFAS 130”) “Reporting Comprehensive Income,” established standards for reporting and display of comprehensive income (loss) and its components. Components of comprehensive income

(loss) include net income. Other comprehensive income (loss) consists of unrealized gains and losses on marketable securities available for sale.

NET INCOME PER REDEEMABLE COMMON SECURITY

Net income per redeemable common security is calculated by dividing net income after preferred dividends by the weighted average number of Common Securities outstanding.

INCOME TAXES

The Company is treated as a partnership for U.S. federal income tax purposes. As a partnership it is not a taxable entity; the Company will not be subject to U.S. federal, state and local income tax on its income. Instead, each securityholder is required to take into account its allocable share of items of income, gain, loss and deduction of the Company in computing its U.S. federal tax liability. Accordingly, the Company has made no provision for income taxes in the accompanying statements of income.

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

NOTE 3--RECEIVABLE ARISING FROM PAYMENT FOR SECURITIES

Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” addresses the accounting for the transfer of financial assets. Under SFAS 140, transfers of financial assets that do not meet certain sale accounting requirements must be accounted for as secured borrowing transactions with a pledge of collateral. Due to the potential consequences of a Shift Event (as described above), the Company’s purchase of the Initial Portfolio from the Branch did not meet certain SFAS 125, as replaced by SFAS 140, sale accounting requirements. Therefore, the purchase of the Initial Portfolio has been accounted for as a secured borrowing transaction with a pledge of collateral. In accounting for this transaction as a secured borrowing in accordance with SFAS 125, as replaced by SFAS 140, the Company has recorded a receivable in an amount equal to the remaining amount paid to the Branch to acquire the Initial Portfolio. In this case, however, having delivered the securities in the Initial Portfolio to the Company, neither the Branch nor BNPP has any further obligation to the Company to repay any part of the purchase price for the Initial Portfolio or otherwise to repurchase or redeem any securities in the Initial Portfolio.

The Company has not sold or repledged the collateral; the securities within the Initial Portfolio mature or prepay over time. As they do, the Company recognizes the cash proceeds as a reduction in the receivable arising from payment for securities. The collateral at March 31, 2006 is reported in Note 4 below.

NOTE 4--INVESTMENT SECURITIES

The amortized cost and estimated fair value of the securities were as follows based on management’s prepayment assumptions (in thousands):

March 31, 2006
		Gross Unrealized	Gross Unrealized
Non-Collateral	Amortized Cost	Gains	Losses	Fair Value

Collateralized Mortgage Obligations:
Floating-Rate REMICs	$365	$ ---	$3	$362
Fixed-Rate REMICs	30,915	618	---	31,533
Mortgage Backed Securities:
Agency ARMs	2,611	5	39	2,577
Agency Hybrid ARMs	4,650	23	12	4,661
Agency DUSs	178,740	3,384	125	181,999
Agency Debentures	504,952	8,837	599	513,190

Total Non-Collateral	$722,233	$12,867	$778	$734,322

Collateral

Collateralized Mortgage Obligations:

Floating-Rate REMICs	$2,511	$	---	$32	$2,479
Fixed-Rate REMICs	---		---	---	---
Mortgage Backed Securities:
Agency ARMs	4,225		11	5	4,231
Agency Hybrid ARMs	6,278		15	71	6,222
Agency DUSs	---		---	---	---
Agency Debentures	---		---	---	---

Total Collateral	$13,014		$26	$108	$12,932

March 31, 2006 Total Portfolio	$735,247		$12,893	$886	$747,254

The breakdown of the Company’s securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below based on management’s prepayment assumptions (actual maturities may differ from maturities shown below due to prepayments) (in thousands):

March 31, 2006
		Due after 1	Due after 5
	Due in 1 year	through 5	through 10	Due after 10
Non-Collateral	or less	years	years	years		Total

Collateralized Mortgage Obligations:
Floating-Rate REMICs	$ ---	$365	$ ---	$	---	$365
Fixed-Rate REMICs	---	30,915	---		---	30,915
Mortgage Backed Securities:
Agency ARMs	---	1,788	93		731	2,612
Agency Hybrid ARMs	---	2,440	912		1,298	4,650
Agency DUSs	2,929	175,811	---		---	178,740
Agency Debentures	109,992	394,959	---		---	504,951

Total Non-Collateral	$112,921	$606,278	$1,005		$2,029	$722,233

Collateral

Collateralized Mortgage Obligations:
Floating-Rate REMICs	$85	$2,426	$ ---	$	---	$2,511
Fixed-Rate REMICs	---	---	---		---	---
Mortgage Backed Securities:
Agency ARMs	41	1,797	481		1,906	4,225
Agency Hybrid ARMs	---	5,473	---		805	6,278
Agency DUSs	---	---	---		---	---
Agency Debentures	---	---	---		---	---

Total Collateral	$126	$9,696	$481		$2,711	$13,014

March 31, 2006 Total Portfolio	$113,047	$615,974	$1,486		$4,740	$735,247

The breakdown of the Company’s securities by category and yield, before the result of hedges, is summarized below:

		Due after 1	Due after 5
	Due in 1 year	through 5	through 10	Due after 10		Yield after
March 31, 2006	or less	years	years	years	Total	Hedging

Collateralized Mortgage
Obligations:
Floating-Rate REMICs	4.40%	4.44%	---%	---%	4.44%	4.44%
Fixed-Rate REMICs	---	6.74	---	---	6.74	4.56
Mortgage Backed Securities:
Agency ARMs	5.58	4.41	5.42	5.58	4.94	4.94
Agency Hybrid ARMs	---	5.18	4.95	6.43	5.40	5.40
Agency DUSs	5.54	6.10	---	---	6.09	4.38
Agency Debentures	6.58	2.97	---	---	3.76	5.08

Total	6.55%	5.92%	5.13%	5.96%	6.05%	4.89%

NOTE 5--FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of securities at March 31, 2006 were obtained from independent market sources and are summarized in Note 4. The carrying value of securities, as shown in Note 4, approximates their fair value. The fair value of the receivable arising from payment for securities, pursuant to the application of SFAS 125, as replaced by SFAS 140, was $12,931,560 at March 31, 2006.

The carrying value of cash and cash equivalents, accounts receivable, accrued interest receivable, accrued expenses, and accounts payable approximate fair value due to their short-term nature. The six certificates of deposits also approximate fair value and mature within eleven months.

The fair value of the cross currency and interest rate swaps was $(9,329,217) at March 31, 2006 and is reflected in “Other liabilities”.

NOTE 6--DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to hedge the interest rate risk and foreign currency risk of fixed-income securities. As a result of interest rate or exchange rate fluctuations, hedged fixed-rate assets will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation is expected to substantially offset the Company’s gains or losses on the derivative instruments that are linked to these hedged assets and liabilities. The Company considers its use of derivatives to be a prudent method of managing interest rate and foreign currency rate sensitivity, as it prevents earnings from being exposed to undue risk posed by changes in interest and exchange rates in compliance with the Company’s policies. Hedge accounting may not be available on certain derivatives due to occurrence of hedge ineffectiveness.

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

The fair value of the hedging instruments was $(5,344,158) at March 31, 2006, and has been recorded in “Other liabilities”. It has been offset, except for the ineffective portion of the hedge, by the revaluation of the respective hedged investment securities. The fair value of the hedging instruments does not include accrued interest receivable and payable, which are shown separately on the balance sheet. For the three months ended March 31, 2006, the Company also recognized a gain of $1,024,408 in current quarter's earnings related to cross currency swaps that no longer meet the requirements of FAS 133 for the hedge effectiveness to qualify as a fair value hedging instrument.

Cash Flow Hedges

For the three months ended March 31, 2006, the Company did not enter into cash flow hedge transactions and it is not the intention of the Company to use interest rate swaps to convert floating rate financial instruments to fixed rate financial instruments as part of a cash flow hedge strategy.

At March 31, 2006, the Company had outstanding interest rate and cross currency swap agreements with a notional principal amount of $499,055,054.

NOTE 7--RELATED PARTY TRANSACTIONS

The Company entered into a Services Agreement with the Branch on December 5, 1997 pursuant to which the Branch manages the securities portfolio of the Company and performs other administrative functions. Expenses incurred under such Agreement were $154,696 for the period ended March 31, 2006. Under a specific allocation methodology, the costs of personnel servicing the Company is based on actual man-hours devoted to the activities of the Company and remains at arms length.

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

Set forth on the following pages is management’s discussion and analysis of the results of operations for the three months ended March 31, 2006 and 2005. Such information should be read in conjunction with our Financial Statements together with the Notes to the Financial Statements.

General

The Company was formed on October 14, 1997, with the issuance of one share to the branch and commenced operations on December 5, 1997, by the sale to qualified institutional buyers of 50,000 Series A Preferred Securities and the sale to the Branch of 53,010 Common Securities. Together, such sales raised net capital of $1,030,115,873, which the Company used to purchase the Initial Portfolio from the Branch. The Branch contributed $3,400,000, $6,800,000, $8,500,000, $7,500,000, $5,500,000, and $3,000,000 of additional paid-in capital on June 2, 2005, December 2, 2004, June 3, 2004, December 3, 2003, June 3, 2003 and December 3, 2002, respectively.

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

The Company has made an assessment of all its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at March 31, 2006. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

THREE MONTH PERIOD

Results of Operations

The following discussion pertains to the three months ended March 31, 2006 and March 31, 2005 (the “2006 Period” and the “2005 Period”, respectively).

Portfolio

The average amortized cost of the Portfolio during the 2006 Period and 2005 Period was $739,151,754 and $893,495,517, respectively. This reflects the following prepayments and reinvestments:

PREPAYMENTS	2006 Period		2005 Period

Floating-Rate REMICs		$271,797		$819,821
Fixed-Rate REMICs	$	---	$	---
Agency ARMs		$365,984		$241,694
Agency Hybrid ARMs		$502,228		$717,155
Agency DUS		$51,927,233		$23,674,642
Agency Debentures	$	---	$	---

REINVESTMENTS	2006 Period		2005 Period

Floating-Rate REMICs	$	---	$	---
Fixed-Rate REMICs	$	---	$	---
Agency ARMs	$	---	$	---
Agency Hybrid ARMs	$	---	$	---
Agency DUS	$	---	$	---
Agency Debentures	$	---	$	---

As of March 31, 2006 and 2005, as calculated by aggregate amortized cost, approximately 31.32% and 43.22%, respectively, of the Portfolio consisted of collateralized mortgage obligations (Floating-Rate REMICs and Fixed-Rate REMICs) and mortgage backed securities (Agency ARMs, Agency Hybrid ARMs and Agency DUSs), and approximately 68.68% and 56.78%, respectively, consisted of Agency Debentures. As of March 31, 2006 and 2005, floating rate securities accounted for approximately 2.80% and 3.28%, respectively, of the Portfolio’s collateralized mortgage obligations and mortgage backed securities. In addition, a significant portion of the Agency Debentures and the Agency DUSs are hedged so that in all but one case, the fixed interest rates received on the bonds are converted into prevailing floating rates.

The aggregate market value of the securities in the Portfolio as of March 31, 2006 and 2005 was higher than the amortized cost by approximately 1.45% and 6.70%, respectively, due to a net decrease in interest rates from the time of their original purchase. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statements of Income, pursuant to application of SFAS 133 (Note 2). Unrealized gains and losses on the non-hedged securities are reported as a component of Other Comprehensive Income (Loss).

Revenue

The Company’s net income for the 2006 Period and 2005 Period was $12,820,120 and $5,731,742, respectively.

For the 2006 Period and 2005 Period, the Company had revenues of $12,024,053 and $5,780,454, respectively. These amounts consisted of interest income on the investment securities, the unrealized gain/loss on hedged securities and derivatives used as hedging instruments, net swap revenue, and interest on deposits. Interest revenue and expense is a function of the mix of financial instruments owned and hedging activities, the prevailing level of interest rates, and the term structure of our derivatives. Net interest revenue in the 2006 Period rose 108% compared with the corresponding 2005 Period, principally attributable to an increase in short-term interest rates of the floating rate component of the swaps used as hedging instruments coupled with the decrease in the total outstanding swap contracts.

The Company normally declares and pays dividends in June and December of each fiscal year. In the first quarter of 2006, no dividends were declared or paid. The Company has declared and paid dividends for the 2005 and 2004 fiscal year as follows:

Security	Amount	Date Paid
Series A Preferred	$19,345,000	December 05, 2005
Series A Preferred	$19,345,000	June 05, 2005
Series A Preferred	$19,345,000	December 05, 2004
Series A Preferred	$19,345,000	June 05, 2004

Interest Income and Yields

For the 2006 Period and 2005 Period interest on the securities in the Portfolio amounted to $8,311,940 and $10,431,548, respectively, representing an aggregate yield of 5.93% and 6.20%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows (yield based on average amortized cost):

	2006 Period		2005 Period

Floating-Rate REMICs	$33,390	4.44%	$36,182	2.59%
Fixed-Rate REMICs	$520,918	6.74%	$509,342	6.59%
Agency ARMs	$86,020	4.94%	$79,563	3.74%
Agency Hybrid ARMs	$149,276	5.40%	$161,602	4.15%
Agency DUS	$2,776,106	6.09%	$5,007,226	6.12%
Agency Debentures	$4,746,230	3.76%	$4,637,633	5.87%

The yield on Agency Debentures is based on U.S. dollar denominated securities which excludes the Japanese Yen denominated securities.

During the 2006 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICs were approximately 4.38%, 5.08% and 4.56%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities. During the 2005 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICS were approximately 2.47%, 1.94% and 2.53%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities

The Company also recorded interest income from short-term investments for the 2006 Period and 2005 Period of $2,919,769 and $833,580, respectively.

These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio, (ii) prepayments of principal pending their reinvestment and (iii) short-term investments classified as cash equivalents. The Company began reinvesting prepayments in certificate of deposits in fourth quarter of 2004.

Operating Expenses

Operating expenses for the 2006 Period and 2005 Period totaled $228,341 and $347,356, respectively. Operating expenses consisted largely of fees paid to the Branch under the Services Agreement, fees to Citibank as Trustee, consulting fees and audit fees. The cost of Branch personnel servicing the Company is based on actual man-hours devoted to the activities of the Company and remains at arm's length. Expenses incurred under the Services Agreement for the 2006 Period and 2005 Period totaled $154,696 and $246,917, respectively.

Receivable Arising from Payment for Securities

Due to the potential consequences of a Shift Event (as defined in Item 1 Note 2 herein), the Company’s purchase of the Initial Portfolio (as defined in Item 1 herein) from the Branch did not meet certain SFAS 125, as replaced by SFAS 140, sale accounting requirements. Accordingly, the Company recorded at December 5, 1997 a receivable for the consideration paid to the Branch for the Initial Portfolio treated as collateral. As a legal and economic matter, however, there is no such receivable since (a) neither the Bank nor the Branch has any obligation to repay any part of the purchase price for the Initial Portfolio or to repurchase or redeem any of the securities included therein, and (b) the Company has no obligation to return any of such securities to the Bank or the Branch (except in the limited circumstances and to the extent that the occurrence of a Shift Event under the Charter would require the transfer of any assets held by the Company at the time). As the securities in the Initial Portfolio are paid, the receivable will be deemed to be realized by an amount corresponding to the amount of the payments received. At March 31, 2006, the receivable arising from payment for securities amounted to $12,931,560. The decrease in the amount of such receivable reflects the prepayment of securities in the Initial Portfolio. The Company recognized the cash proceeds of such prepayments as a reduction in the receivable. Such decreases in the receivable did not affect the Company’s results of operations or cash flow. Disclosures required under SFAS 125, as replaced by SFAS 140, are included in Note 3.

Investment Income

The interest income on the investment securities includes interest income on the remaining securities in the Initial Portfolio, which are considered to be collateral held by the Company and which are no longer recognized on the balance sheet pursuant to guidance in Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS 125”, which modified SFAS 125 in this respect, as explained in Note 3 to the financial statements. The receivable for the consideration paid to the Branch for the Initial Portfolio is recognized on the balance sheet and is an asset of similar size as the remaining securities in the Initial Portfolio. The balance sheet presentation results from compliance with SFAS 140 but does not reflect the economic substance of the transaction, as further explained in the section on the application of SFAS 125, as replaced by SFAS 140, below. For all economic intent and purposes, the securities in the Initial Portfolio are owned by the Company and managed as any other investment security, with related revenues belonging to the Company and recorded as such in the respective income statements.

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

Increases in prevailing interest rates in 2005 and through March 31, 2006 had a positive impact on the interest income of the Company. As a result, the Branch made a substantially smaller contribution to the Company’s capital in 2005 than in either of the previous two years. If interest rates remain at their 2005 levels or increase further, we expect the Company’s interest income to continue to be higher than 2004 and at least as high as it was in 2005. If interest income increases, the Company may have sufficient capital after paying dividends on the Series A Preferred Securities to pay one or more dividends to the Common Securities. However, no assurance can be given that interest rates will not decrease, which would have an adverse affect on the Company’s income.

BNP PARIBAS Group's total and Tier 1 risk-based capital ratios at March 31, 2006 exceeded the minimum standards required by French banking regulations, which are currently 8% for total risk-based capital and 4% for Tier 1 risk-based capital. A “Shift Event” would occur if BNP PARIBAS’ risk-based capital fell below these minimum standards of 8% and 4%, respectively. See Note 2 of the attached financial statements for a detailed explanation of “Shift Events”.

Accounting and Reporting Developments

In February, 2006, the FASB issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Instruments, and amendment of FASB Statement No. 133 and 140" ("SFAS 155"). SFAS 155 contains a variety of provisions which address fair value of hybrid financial instruments containing an embedded derivative, clarifies which interest only and principal only strips are not subject to SFAS 133, establishes requirements to evaluate securitized financial assets to identify embedded derivatives and addresses certain aspects of SFAS 140 regarding qualifying special purpose entities and their holding of certain derivatives financial instruments. SFAS 155 is effective for fiscal years beginning after September 15, 2006. The Company is presently evaluating what impact, if any, SFAS 155 will have.

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

The outstanding principal amount and estimated fair value of the Company's investments as of March 31, 2006, by each category of investment, is depicted in Item 1.

Interest Rate Risk

The Company’s income consists primarily of interest payments on collateralized mortgage obligations, mortgage-backed securities, agency debentures and agency DUSs. Currently, the Company uses derivative products to manage a portion of its interest rate risk.

Increases in prevailing interest rates in 2005 and the first quarter of 2006 have improved the Company’s income compared to prior periods, through the floating rate component of the portfolio which is mainly indexed on short term rates, such as one-month and three month LIBOR. Increasing interest rates make the pre-payment of the loans underlying the mortgage-backed securities in the Portfolio less likely, making it more likely that such securities will be held to maturity without redemption. However, no assurances can be given that interest rates will not decrease.

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

The Company is a party to twenty interest rate swaps, and six cross currency swaps, with BNP PARIBAS, as set out in the table below. In all but one of these swaps, the Company pays a fixed coupon and receives floating rate payments on the notional balances. The notional amount of each swap is tied to the outstanding principal of the securities they hedge. The maturity dates of the swaps reflect the maturity of these securities. However, the maturity date maybe earlier due to prepayments on some of these securities.

Value Date	Maturity Date	Fixed Rate	Receive Rate	Fair Value at March 31, 2006 (in 000’s)	Notional Balance (in 000’s)
February 11, 1999	March 14, 2007	U.S. 6.80	U.S. Three Month LIBOR Minus Two Basis Points	(713)	50,000
February 12, 1999	March 5, 2007	U.S. 6.68	U.S. Three Month LIBOR Minus Two Basis Points	(754)	50,000
February 25, 1999	February 25, 2009	U.S. 5.95	U.S. One Month LIBOR Plus Three Basis Points	(247)	14,698
June 25, 1999	June 25, 2009	U.S. 6.06	U.S. One Month LIBOR Plus Three and Half Basis Points	(458)	19,640

July 1, 1999	June 25, 2009	U.S. 6.39	U.S. One Month LIBOR Plus Three and Half Basis Points	(491)	14,924
September 27, 1999	March 25, 2009	U.S. 5.858	U.S. One Month LIBOR Plus Four Basis Points	(254)	15,498
November 26, 1999	April 25, 2009	U.S. 6.04	U.S. One Month LIBOR Plus Four Basis Points	(312)	14,618
June 26, 2000	October 1, 2007	U.S. 6.68	U.S. One Month LIBOR Plus One and Half Basis Points	(184)	7,823
June 26, 2000	October 1, 2008	U.S. 6.26	U.S. One Month LIBOR	(42)	4,297
October 2, 2000	June 1, 2007	U.S. 7.024	U.S. One Month LIBOR Minus Two Basis Points	(63)	2,924
October 2, 2000	July 1, 2007	U.S. 7.405	U.S. One Month LIBOR Minus Two Basis Points	(207)	7,313
March 25, 2001	October 25, 2007	U.S. 6.94	U.S. One Month LIBOR Plus Two Basis Points	(181)	2,929
May 1, 2002	October 1, 2007	U.S. 6.63	U.S. One Month LIBOR Plus One Basis Point	(183)	8,752
May 3, 2002	August 25, 2007	U.S. 6.74	U.S. One Month LIBOR Plus One Basis Point	(203)	10,000
August 25, 2002	August 25, 2007	U.S. 4.90	U.S. One Month LIBOR Plus Five Basis Points	125	26,500
September 25, 2002	June 25, 2007	U.S. 7.007	U.S. One Month LIBOR Plus Seven Basis Points	(103)	5,056
March 21, 2003	February 25, 2009	U.S. 5.945	U.S. One Month LIBOR Plus Nine Basis Points	(247)	15,356
August 1, 2003	April 25, 2008	U.S. 6.568	U.S. One Month LIBOR Plus Ten Basis Points	(320)	12,950
August 1, 2003	October 25, 2007	U.S. 6.812	U.S. One Month LIBOR Plus Ten Basis Points	(94)	5,462
April 1, 2004	August 25, 2007	U.S. 6.74	U.S. One Month LIBOR Plus Five Basis Points	(414)	20,915
Total Swaps- Fair Value Hedges				$ (5,345)	$ 309,655
November 25, 1998	March 26, 2008	JPY 1.75	U.S. Three Month LIBOR Plus Six Basis Points	(1,184)	42,000
November 25, 1998	October 9, 2007	JPY 2.125	U.S. Three Month LIBOR Plus Six Basis Points	(2,482)	58,000
March 29, 1999	October 9, 2007	JPY 2.125	U.S. Three Month LIBOR Minus Two and Half Basis Points	(401)	30,000
April 6, 1999	October 9, 2007	JPY 2.125	U.S. Three Month LIBOR Minus One Basis Point	(1,136)	26,400
November 2, 2000	October 9, 2007	JPY 2.125	U.S. Three Month LIBOR Minus Two Basis Points	939	15,000
January 17, 2001	March 26, 2008	JPY 1.750	U.S. 5.80	280	18,000
Other Swap				$ (3,984)	$ 189,400
Total Swap Portfolio (Other liabilities)				$ (9,329)	$ 499,055

The main feature of the mortgage securities is their sensitivity to the prepayment of mortgage loans, creating a contraction risk when interest rates decline and an extension risk when interest rates increase. The Company uses an estimate of the prepayment rate is given either by the CPR (Conditional Prepayment Rate) or the PSA (Public Securities Association) prepayment model. Because of this risk, the securities are valued based on their average life rather than on their stated maturity date. The prepayment risk is evaluated and analyzed as this impacts the structure of the portfolio and the re-investment policy.

The breakdown of the Company’s securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below based on management’s prepayment assumptions (see Note 4 under Item 1 for yield information) (actual maturities may differ from maturities shown below due to prepayments) (in thousands):

March 31, 2006
		Due in		Due after		Due after		Due after		Due after		Due after
Non-Collateral		2006		2006		2007		2008		2009		2010		Total

Fixed-Rate Instruments:
Fixed-Rate REMICs	$	---		$30,915	$	---	$	---	$	---	$	---		$30,915
Agency DUS		---		66,759		56,324		55,657		---		---		178,740
Agency Debentures		---		373,112		131,840		---		---		---		504,952

Total Fixed-Rate Instruments		---		470,786		188,164		55,657		---		---		714,607

Floating-Rate Instruments:
Floating-Rate REMICs		---		---		---		365		---		---		365
Agency ARMs		---		---		---		1,231		---		1,381		2,612
Agency Hybrid ARMs		---		---		204		1,933		303		2,210		4,650

Total Floating-Rate Instruments		---		---		204		3,529		303		3,591		7,627

Total Non-Collateral	$	---		$470,786		$188,368		$59,186		$303		$3,591		$722,234

Collateral

Fixed-Rate Instruments:
Fixed-Rate REMICs	$	---	$	---	$	---	$	---	$	---	$	---	$	---
Agency DUS		---		---		---		---		---		---		---
Agency Debentures		---		---		---		---		---		---		---

Total Fixed-Rate Instruments		---		---		---		---		---		---		---

Floating-Rate Instruments:
Floating-Rate REMICs		85		955		---		1,471		---		---		2,511
Agency ARMs		41		123		520		917		238		2,386		4,225
Agency Hybrid ARMs		---		930		1,091		1,632		1,819		805		6,277

Total Floating-Rate Instruments		126		2,008		1,611		4,020		2,057		3,191		13,013

Total Collateral		126		2,008		1,611		4,020		2,057		3,191		13,013

March 31, 2006 Total Portfolio		$126		$472,794		$189,979		$63,206		$2,360		$6,782		$735,247

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2006, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the Company’s evaluation, the President and Chief Financial Officer concluded that the disclosure controls and procedures are effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There have been no significant changes in the Company’s internal control over financial reporting that occurred during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1:	Legal Proceedings

None.

Item 1A:	Risk Factors

The following important factors, among others, could adversely affect the Company’s results of operations and financial condition.

Since the major source of the Company’s income is from interest payments, the Company is subject to interest rate risk.

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

The Company’s investments are subject to prepayment and reinvestment risks.

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

As a subsidiary of the Bank, the company is subject to the risk that French Banking Commission (Commission Bancaire), in their exercise of regulatory oversight with respect to the Bank, may make determinations that would restrict the Company’s ability to make distributions to holders of its securities (including dividend payments to the holders of the Series A Preferred Securities) or to redeem its securities, or render other regulatory decisions that may impair or alter the Company’s current operations.

A Shift Event could have materially adverse consequences for the Company and the Securityholders.

If a Shift Event (as defined below) occurs, then substantially all the Common Securities would be automatically redeemed without prior redemption of the Series A Preferred Securities. In addition, if the Bank’s Tier 1 risk-based capital ratio were to decline below the minimum percentage required by French banking regulations (currently 4%), the Company would pay a special dividend consisting of all of its net assets (other than assets having a total market value of approximately $40,000,000) to the Branch as holders of the Common Securities.

A Shift Event would be deemed to have occurred if (i) the Bank’s total risk-based capital ratio or Tier 1 risk-based capital ratio were to decline below the minimum percentages required by French banking regulations, (ii) the Bank were to become subject to certain specified receivership proceedings or (iii) the French Banking Commission, in its sole discretion, were to notify the Bank and the Company that it has determined that the Bank’s financial condition was deteriorating such that either of the foregoing clauses(i) or (ii) would apply in the near term. French banking regulations currently require French banks to maintain a minimum total risk-based capital ratio of at least 8.0% and a minimum Tier 1 risk-based capital ratio of at least 4.0%.

The Company has business relationships with affiliated parties that may generate conflicts of interest.

Because of the relationship between the Company and the Branch, the Bank and their affiliates, conflicts of interest may arise between the Branch, the Bank and their affiliates and the Company. The Company’s officers, employees and directors (other than the independent director) are officers and employees of the Branch, the Bank or an affiliate. Conflicts of interest may arise in between the discharge by such individuals of their duties as officers, employees or directors of the Company on the one hand and the Branch, the Bank and its affiliates on the other hand.

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

BNP U.S. FUNDING L.L.C.
Registrant
Date: May 15, 2006	By /s/ Martine Billeaud Martine Billeaud President and Director
Date: May 15, 2006	By /s/ Thomas Clyne Thomas Clyne Chief Financial Officer and Director