Form 10-Q
period 2006-06-30
BNP US FUNDING LLC
filed 2006-08-18
CIK 1054659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________________

FORM 10-Q
_________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐       Accelerated Filer ☐    Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

All outstanding shares of Common Stock were held by BNP Paribas at June 30, 2006.

The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on August 14, 2006, was as follows:

Class	Number of Shares
Common Stock, $10,000 per share par value	53,011

Form 10-Q Index

Part I

Item 1.

FINANCIAL STATEMENTS

BNP U.S. FUNDING L.L.C.

BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2006	December 31, 2005
	(unaudited)	(audited)

ASSETS

Cash and cash equivalents	$22,277	$19,485

Certificates of deposit	290,000	220,000

Investment securities (Note 4)
Available-for-sale, at fair value	712,030	798,454

Receivable arising from payment for securities, pursuant
to the application of SFAS 125, as replaced by
SFAS 140 (Note 3), at amortized cost	11,209	13,690

Accounts receivable	155	16

Accrued interest receivable	17,100	11,431

TOTAL ASSETS	$1,052,771	$1,063,076

LIABILITIES

Accrued interest payable	$2,277	$2,385
Accrued expenses	630	543
Other liabilities	12,544	17,469

TOTAL LIABILITIES	15,451	20,397

Redeemable common securities, par value and redeemable
value $10,000 per security; 150,000 securities authorized,
53,011 securities issued and outstanding	530,110	530,110
Preferred securities, liquidation preference $10,000 per
security; 150,000 securities authorized, 50,000 securities
issued and outstanding	500,000	500,000

Additional paid-in capital	803	803
Accumulated other comprehensive income	(3,252)	(2,045)
Retained earnings	9,659	13,811

TOTAL REDEEMABLE COMMON SECURITIES,
PREFERRED SECURITIES AND
SECURITYHOLDERS’ EQUITY	1,037,320	1,042,679

TOTAL LIABILITIES AND TOTAL REDEEMABLE
COMMON SECURITIES, PREFERRED
SECURITIES AND SECURITYHOLDERS’ EQUITY	$1,052,771	$1,063,076

See Notes to Financial Statements.

BNP U.S. FUNDING L.L.C.

STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
INTEREST INCOME	2006	2005	2006	2005

Collateralized Mortgage Obligations:
Floating-Rate REMICs	$36	$38	$70	$74
Fixed-Rate REMICs	391	239	744	435
Mortgage Backed Securities:
Agency ARMs	59	75	145	154
Agency Hybrid ARMs	120	148	269	309
Agency DUSs	2,022	2,333	4,017	4,356
Agency Debentures	6,654	7,965	13,142	10,415
Interest on deposits	3,408	1,313	6,327	2,148

Total	12,690	12,111	24,714	17,891

NONINTEREST INCOME

Other financial instrument	(4,121)	943	(3,097)	1,242

NONINTEREST (EXPENSE)

Fees and expenses	(196)	(365)	(424)	(712)

	(4,317)	578	(3,521)	530

NET INCOME APPLICABLE TO PREFERRED AND
REDEEMABLE COMMON SECURITIES	$8,373	$12,689	$21,193	$18,421

NET INCOME (LOSS) PER REDEEMABLE
COMMON SECURITY	$(206.97)	$(125.52)	$34.86	$(17.43)

See Notes to Financial Statements.

BNP U.S. FUNDING L.L.C.

STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

NET INCOME	$8,373	$12,689	$21,193	$18,421

OTHER COMPREHENSIVE INCOME (LOSS)
Net change in unrealized gain in fair value
of available-for-sale securities that are not treated
as collateral and that are not hedged by
derivative instruments	3,253	475	(1,208)	(5,618)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	3,253	475	(1,208)	(5,618)

COMPREHENSIVE INCOME	$11,626	$13,164	$19,985	$12,803

See Notes to Financial Statements.

BNP U.S. FUNDING L.L.C.

     STATEMENT OF CHANGES IN REDEEMABLE COMMON SECURITIES, PREFERRED SECURITIES
AND SECURITYHOLDERS' EQUITY (UNAUDITED)
(in thousands)

For the Three Months Ended March 31, 2006 and June 30, 2006

						Total
						Redeemable
				Accumulated		Common Securities,
	Redeemable		Additional	Other		Preferred Securities
	Common	Preferred	Paid-in	Comprehensive	Retained	and Securityholders'
	Securities	Securities	Capital	(Loss)	Earnings	Equity

Balance at December 31, 2005	$530,110	$500,000	$803	$(2,045)	$13,811	$1,042,679

Net income					12,820	12,820
Other comprehensive loss				(4,460)		(4,460)

Balance at March 31, 2006	$530,110	$500,000	$803	$(6,505)	$26,631	$1,051,039

Net income					8,373	8,373
Other comprehensive income				3,253		3,253
Return of Capital to Common Shareholder					(6,000)	(6,000)
Dividends paid - preferred securities					(19,345)	(19,345)

Balance at June 30, 2006	$530,110	$500,000	$803	$(3,252)	$9,659	$1,037,320

See Notes to Financial Statements.

BNP U.S. FUNDING L.L.C.

STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Six Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES

Net income	$21,193	$18,421
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization	366	361
Loss (gain) on other financial instrument	3,097	(1,242)
Loss on hedge activity	-	40
Changes in assets and liabilities:
Interest receivable	(5,669)	(1,141)
Accounts receivable	(139)	18
Accrued expenses	87	225
Accrued interest payable	(108)	(341)

Net cash provided by operating activities	18,827	16,341

INVESTING ACTIVITIES

Purchases of certificate of deposits	(70,000)	(120,000)
Proceeds from principal payments of securities,
not treated as collateral	76,892	73,143
Proceeds from principal payments of securities,
treated as collateral	2,418	3,328

Net cash provided by (used in) investing activities	9,310	(43,529)

FINANCING ACTIVITIES

(Return of Capital)/Additional Paid in Capital	(6,000)	3,400
Cash dividends - preferred securities	(19,345)	(19,345)

	(25,345)	(15,945)

Net cash used in financing activities

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,792	(43,133)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,485	112,207

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,277	$69,074

NONCASH FINANCING AND INVESTING ACTIVITIES

Decrease in receivable arising from payment for securities, pursuant
to the application of SFAS 125, as replaced by SFAS 140 (Note 3)	$2,418	$3,368

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

The Company was initially capitalized on October 14, 1997, with the issuance to the Branch of one share of the Company’s redeemable common securities, $10,000 par value (the “Common Securities”). On December 5, 1997 (inception), the Company commenced operations concurrent with the issuance of 50,000 noncumulative preferred securities, Series A, liquidation preference $10,000 per security (the “Series A Preferred Securities”), to qualified institutional buyers, and the issuance of an additional 53,010 Common Securities to the Branch. These issuances raised in the aggregate $1,030,115,873 of net capital (including $5,873 of additional paid-in capital). This entire amount was used to acquire a portfolio of debt securities (the “Initial Portfolio”) at their fair values from the Branch. The Branch contributed additional paid-in capital of $3,000,000, $5,500,000, $7,500,000, $8,500,000, $6,800,000 and $3,400,000 on December 3, 2002, June 3, 2003, December 3, 2003, June 3, 2004, December 2, 2004 and June 2, 2005, respectively. On June 21, 2006 $6,000,000 of the capital contribution was returned to the Branch as a repayment.

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

The accompanying financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with GAAP applicable to interim periods. The 2005 Balance Sheet data was derived from audited financial statements, however, it does not include all the disclosures required by GAAP. The accompanying financial statements should be read in conjunction with the audited financial statements of BNP U.S. Funding L.L.C reported in Form 10-K for the year ended December 31, 2005, filed on March 31, 2006.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENT SECURITIES

Investments in debt securities are classified as available-for-sale (recorded on a trade-date basis) and are carried at fair value. The debt securities can be categorized as hedged or non-hedged securities. Fair values of non-hedged debt securities are estimated based on quoted market price for these securities. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statements of Income, pursuant to application of SFAS 133, (see below, “Accounting for Derivatives and Hedging Activities”). Unrealized gains and losses on the non-hedged securities are reported as a component of “Other Comprehensive Income (Loss)”. The hedged securities are generally valued using discounted cash flows in a yield-curve model based on LIBOR and obtained from independent market sources.

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

The Company has made an assessment of all its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at June 30, 2006. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period. These instruments qualify for hedge accounting.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less at acquisition date to be cash equivalents.

CERTIFICATES OF DEPOSITS

The Company has seven certificates of deposits stated at cost that mature in less than eight months.

DIVIDENDS

Dividends on the Series A Preferred Securities, when, as and if declared by the Company’s Board of Directors, are payable semi-annually in arrears on a non-cumulative basis on the fifth day of June and December of each year, commencing June 5, 1998, at a rate per annum of 7.738% of the liquidation preference through and including December 5, 2007. Thereafter, dividends, when, as and if declared by the Company’s Board of Directors, will be payable quarterly in arrears on the third Wednesday of March, June, September, and December of each year and will be calculated on a weekly basis in each quarter at a rate per annum of the liquidation preference equal to 2.8% per annum above one-week LIBOR for the week concerned as determined on the related LIBOR determination date. Holders of Common Securities are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of the Company’s net income not required to be applied to fund dividends with respect to the Series A Preferred Securities. Dividends to the Preferred Securityholders may be paid out of (i) net income, determined without regard to capital gains or losses, and/or (ii) amounts contributed by the Bank or the Branch to the Company’s capital. As of June 30, 2006, the Branch has contributed a total (net of a return of capital) of $28,700,000 of additional paid-in capital, which was used to facilitate the semi-annual payments of dividends to the holders of the Series A Preferred Securities.

To date, the Company has declared and paid dividends as follows:

Security	Amount	Date Paid
Series A Preferred Securities	$ 19,345,000	June 5, 1998
Common Securities	$ 5,347,365	June 22, 1998
Series A Preferred Securities	$ 19,345,000	December 5, 1998

Common Securities	$ 8,787,127	December 15, 1998
Series A Preferred Securities	$ 19,345,000	June 5, 1999
Common Securities	$ 8,454,284	June 15, 1999
Series A Preferred Securities	$ 19,345,000	December 5, 1999
Common Securities	$ 10,352,672	December 15, 1999
Series A Preferred Securities	$ 19,345,000	June 5, 2000
Common Securities	$ 12,508,486	June 19, 2000
Series A Preferred Securities	$ 19,345,000	December 5, 2000
Common Securities	$ 14,792,297	December 19, 2000
Series A Preferred Securities	$ 19,345,000	June 5, 2001
Common Securities	$ 10,718,708	June 19, 2001
Series A Preferred Securities	$ 19,345,000	December 5, 2001
Series A Preferred Securities	$ 19,345,000	June 5, 2002
Series A Preferred Securities	$ 19,345,000	December 5, 2002
Series A Preferred Securities	$ 19,345,000	June 5, 2003
Series A Preferred Securities	$ 19,345,000	December 5, 2003
Series A Preferred Securities	$ 19,345,000	June 5, 2004
Series A Preferred Securities	$ 19,345,000	December 5, 2004
Series A Preferred Securities	$ 19,345,000	June 5, 2005
Series A Preferred Securities Series A Preferred Securities	$ 19,345,000 $ 19,345,000	December 5, 2005 June 5, 2006

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

COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income,” established standards for reporting and display of comprehensive income (loss) and its components. Components of comprehensive income (loss) include net income. Other comprehensive income (loss) consists of unrealized gains and losses on marketable securities available for sale.

NET INCOME PER REDEEMABLE COMMON SECURITY

Net income per redeemable common security is calculated by dividing net income after preferred dividends by the weighted average number of Common Securities outstanding. As of June 30, 2006, net income after preferred dividends was $1,848,179 and, divided by the weighted average number of Common Securities outstanding of 53,011, resulted in net income per redeemable common security of $34.86.

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

NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion No. 20, 'Accounting Changes,' and FASB Statement No. 3, 'Reporting Accounting Changes in Interim Financial Statements (“SFAS 154”). SFAS 154 requires retrospective application to previous financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of change. SFAS 154 additionally requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 further requires that a change in the depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 was issued. The adoption of SFAS 154 is not expected to have a material impact upon the Company's consolidated financial condition or results of operations.

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155 “Accounting for Certain Hybrid Instruments, and amendment of FASB Statement No. 133 and 140” (“SFAS 155”). SFAS 155 contains a variety of provisions which address fair value of hybrid financial instruments containing an embedded derivative, clarifies which interest only and principal only strips are not subject to SFAS 133, establishes requirements to evaluate securitized financial assets to identify embedded derivatives and addresses certain aspects of SFAS 140 regarding qualifying special purpose entities and their holding of certain derivative financial instruments. SFAS 155 is effective for fiscal years beginning after September 15, 2006. The Company is presently evaluating what impact, if any, SFAS 155 will have.

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

The Company has not sold or repledged the collateral; the securities within the Initial Portfolio mature or prepay over time. As they do, the Company recognizes the cash proceeds as a reduction in the receivable arising from payment for securities. The collateral at June 30, 2006 is reported in Note 4 below.

NOTE 4--INVESTMENT SECURITIES

The amortized cost and estimated fair value of the securities were as follows based on management’s prepayment assumptions (in thousands):

June 30, 2006
		Gross Unrealized Gains		Gross Unrealized Losses
Non-Collateral	Amortized Cost				Fair Value

Collateralized Mortgage Obligations:
Floating-Rate REMICs	$346	$	---	$3	$343
Fixed-Rate REMICs	30,915		382	---	31,297
Mortgage Backed Securities:
Agency ARMs	2,238		5	41	2,202
Agency Hybrid ARMs	4,280		4	34	4,250
Agency DUSs	155,169		1,576	215	156,530
Agency Debentures	504,810		13,462	864	517,408

Total Non-Collateral	$697,758		$15,429	$1,157	$712,030

Collateral
Collateralized Mortgage Obligations:

Floating-Rate REMICs	$2,392	$	---	$29	$2,363
Fixed-Rate REMICs	---		---	---	---
Mortgage Backed Securities:
Agency ARMs	3,413		1	26	3,388
Agency Hybrid ARMs	5,404		4	85	5,323
Agency DUSs	---		---	---	---
Agency Debentures	---		---	---	---

Total Collateral	$11,209		$5	$140	$11,074

June 30, 2006 Total Portfolio	$708,967		$15,434	$1,297	$723,104

Because the Company has the ability and intent to hold those securities with unrealized losses until a recovery of fair value, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2006.

The breakdown of the Company’s securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below based on management’s prepayment assumptions (actual maturities may differ from maturities shown below due to prepayments) (in thousands):

June 30, 2006
	Due in 1 year or less		Due after 1 through 5 years	Due after 5 through 10 years		Due after 10 years

Non-Collateral								Total

Collateralized Mortgage Obligations:
Floating-Rate REMICs	$	---	$346	$	---	$	---	$346
Fixed-Rate REMICs		---	30,915		---		---	30,915
Mortgage Backed Securities:
Agency ARMs		---	1,661		---		577	2,238
Agency Hybrid ARMs		12	1,949		1,194		1,125	4,280
Agency DUSs		14,996	140,173		---		---	155,169
Agency Debentures		122,136	382,674		---		---	504,810

Total Non-Collateral		$137,144	$557,718		$1,194		$1,702	$697,758

Collateral

Collateralized Mortgage Obligations:
Floating-Rate REMICs		$57	$1,819		$516	$	---	$2,392
Fixed-Rate REMICs		---	---		---		---	---
Mortgage Backed Securities:
Agency ARMs		252	2,456		235		470	3,413
Agency Hybrid ARMs		428	3,106		1,870		---	5,404
Agency DUSs		---	---		---		---	---

Agency Debentures		---	---		---		---	---

Total Collateral		$737	$7,381		$2,621		$470	$11,209

June 30, 2006 Total Portfolio		$137,881	$565,099		$3,815		$2,172	$708,967

The breakdown of the Company’s securities by category and yield, before the result of hedges, is summarized below:

		Due after 1	Due after 5
	Due in 1 year	through 5	through 10	Due after 10		Yield after
June 30, 2006	or less	years	years	years	Total	Hedging

Collateralized Mortgage
Obligations:
Floating-Rate REMICs	4.52%	4.94%	4.33%	---%	4.82%	4.82%
Fixed-Rate REMICs	---	6.74	---	---	6.74	4.81
Mortgage Backed Securities:
Agency ARMs	1.41	4.55	5.69	5.84	4.49	4.49
Agency Hybrid ARMs	3.68	4.93	5.38	5.98	5.08	5.08
Agency DUSs	6.29	5.95	---	---	6.01	4.61
Agency Debentures	6.58	5.67	---	---	6.02	5.21

Total	6.48%	5.83%	5.26%	5.91%	6.02%	5.04%

NOTE 5--FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of securities at June 30, 2006 were obtained from independent market sources and are summarized in Note 4. The carrying value of securities, as shown in Note 4, approximates their fair value. The fair value of the receivable arising from payment for securities, pursuant to the application of SFAS 125, as replaced by SFAS 140, was $11,074,592 at June 30, 2006.

The carrying value of cash and cash equivalents, accounts receivable, accrued interest receivable, accrued expenses, and accounts payable approximate fair value due to their short-term nature. The six certificates of deposits also approximate fair value and mature within eleven months.

The fair value of the cross currency and interest rate swaps was $(12,381,606) at June 30, 2006 and is reflected in “Other liabilities”.

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

The fair value of the hedging instruments was $(4,275,210) at June 30, 2006, and has been recorded in “Other liabilities”. It has been offset, except for the ineffective portion of the hedge, by the revaluation of the respective hedged investment securities. The fair value of the hedging instruments does not include accrued interest receivable and payable, which are shown separately on the balance sheet. For the six months ended June 30, 2006, the Company also recognized a loss of $3,096,930 in current year to date earnings related to cross currency swaps that no longer meet the requirements of FAS 133 for the hedge effectiveness to qualify as a fair value hedging instrument.

Cash Flow Hedges

For the six months ended June 30, 2006, the Company did not enter into cash flow hedge transactions and it is not the intention of the Company to use interest rate swaps to convert floating rate financial instruments to fixed rate financial instruments as part of a cash flow hedge strategy.

At June 30, 2006, the Company had outstanding interest rate and cross currency swap agreements with a notional principal amount of $475,483,833.

NOTE 7--RELATED PARTY TRANSACTIONS

The Company entered into a Services Agreement with the Branch on December 5, 1997 pursuant to which the Branch manages the securities portfolio of the Company and performs other administrative functions. Expenses incurred under such Agreement were $276,951 for the period ended June 30, 2006. Under a specific allocation methodology, the costs of personnel servicing the Company is based on actual man-hours devoted to the activities of the Company and remains at arm’s length.

The counterparty to all cross currency and interest rate swaps is BNP PARIBAS. For the six months ended June 30, 2006, interest rate swap income and expense were $12,122,667 and $9,992,305, respectively.

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

Set forth on the following pages is management’s discussion and analysis of the results of operations for the three months ended June 30, 2006 and 2005. Such information should be read in conjunction with our Financial Statements together with the Notes to the Financial Statements.

General

The Company was formed on October 14, 1997, with the issuance of one share to the branch and commenced operations on December 5, 1997, by the sale to qualified institutional buyers of 50,000 Series A Preferred Securities and the sale to the Branch of 53,010 Common Securities. Together, such sales raised net capital of $1,030,115,873, which the Company used to purchase the Initial Portfolio from the Branch. The Branch contributed $3,400,000, $6,800,000, $8,500,000, $7,500,000, $5,500,000, and $3,000,000 of additional paid-in capital on June 2, 2005, December 2, 2004, June 3, 2004, December 3, 2003, June 3, 2003 and December 3, 2002, respectively. On June 21, 2006, $6,000,000 of the capital contribution was returned to the Branch as a repayment.

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

The Company has made an assessment of all its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at June 30, 2006. As part of its asset management activities, the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

SIX MONTH PERIOD

Results of Operations

The following discussion pertains to the six months ended June 30, 2006 and June 30, 2005 (the “2006 Period” and the “2005 Period”, respectively).

Portfolio

The average amortized cost of the Portfolio during the 2006 Period and 2005 Period was $730,079,639 and $873,787,727, respectively. This reflects the following prepayments and reinvestments:

PREPAYMENTS	2006 Period		2005 Period

Floating-Rate REMICs		$406,652		$1,579,029
Fixed-Rate REMICs	$	---	$	---
Agency ARMs		$1,527,205		$794,981
Agency Hybrid ARMs		$1,714,211		$2,103,984
Agency DUS		$75,498,454		$71,992,830
Agency Debentures	$	---	$	---

REINVESTMENTS	2006 Period		2005 Period

Floating-Rate REMICs	$	---	$	---
Fixed-Rate REMICs	$	---	$	---
Agency ARMs	$	---	$	---
Agency Hybrid ARMs	$	---	$	---
Agency DUS	$	---	$	---
Agency Debentures	$	---	$	---

As of June 30, 2006 and 2005, as calculated by aggregate amortized cost, approximately 28.80% and 39.77%, respectively, of the Portfolio consisted of collateralized mortgage obligations (Floating-Rate REMICs and Fixed-Rate REMICs) and mortgage backed securities (Agency ARMs, Agency Hybrid ARMs and Agency DUSs), and approximately 71.20% and 60.23%, respectively, consisted of Agency Debentures. As of June 30, 2006 and 2005, floating rate securities accounted for approximately 2.55% and 3.15%, respectively, of the Portfolio’s collateralized mortgage obligations and mortgage backed securities. In addition, a significant portion of the Agency Debentures and the Agency DUSs are hedged so that in all but one case, the fixed interest rates received on the bonds are converted into prevailing floating rates.

The aggregate market value of the securities in the Portfolio as of June 30, 2006 and 2005 was higher than the amortized cost by approximately 1.99% and 6.61%, respectively, due to a net decrease in interest rates from the time of their original purchase. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statements of Income, pursuant to application of SFAS 133 (Note 2 to Financial Statements). Unrealized gains and losses on the non-hedged securities are reported as a component of Other Comprehensive Income (Loss).

Revenue

The Company’s net income for the 2006 Period and 2005 Period was $21,193,179 and $18,420,520, respectively.

For the 2006 Period and 2005 Period, the Company had revenues of $24,714,177 and $17,891,529, respectively. These amounts consisted of interest income on the investment securities, the unrealized gain/loss on hedged securities and derivatives used as hedging instruments, net swap revenue, and interest on short-term investments. Interest revenue and expense is a function of the mix of financial instruments owned and hedging activities, the prevailing level of interest rates, and the term structure of our derivatives. Net interest revenue in the 2006 Period rose 38% compared with the corresponding 2005 Period, principally attributable to an increase in short-term interest rates of the floating rate component of the swaps used as hedging instruments coupled with the decrease in the total outstanding swap contracts.

The company normally declares and pays dividends in June and December of each fiscal year. The Company has declared and paid dividends for the 2006 and 2005 fiscal years as follows:

Security	Amount	Date Paid
Series A Preferred	$19,345,000	June 05, 2006
Series A Preferred	$19,345,000	December 05, 2005
Series A Preferred	$19,345,000	June 05, 2005

Interest Income and Yields

For the 2006 Period and 2005 Period interest on the securities in the Portfolio amounted to $16,256,306 and $20,729,084, respectively, representing an aggregate yield of 6.02% and 6.20%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows (yield based on average amortized cost):

	2006 Period		2005 Period

Floating-Rate REMICs	$69,655	4.82%	$74,127	2.84%
Fixed-Rate REMICs	$1,041,835	6.74%	$1,030,259	6.67%
Agency ARMs	$144,978	4.49%	$154,136	3.74%
Agency Hybrid ARMs	$269,112	5.08%	$309,062	4.14%
Agency DUS	$5,239,460	6.01%	$9,778,832	6.33%
Agency Debentures	$9,491,266	6.02%	$9,382,668	5.94%

The yield on Agency Debentures is based on U.S. dollar denominated securities, which excludes the Japanese Yen denominated securities.

During the 2006 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICs were approximately 4.61%, 5.21% and 4.81%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities. During the 2005 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICS were approximately 2.82%, 4.12% and 2.81%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities

The Company also recorded interest income from short-term investments for the 2006 Period and 2005 Period of $6,327,487 and $2,148,485, respectively.

These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio, (ii) prepayments of principal pending their reinvestment and (iii) short-term investments classified as cash equivalents. The Company began reinvesting prepayments in certificate of deposits in fourth quarter of 2004.

Operating Expenses

Operating expenses for the 2006 Period and 2005 Period totaled $424,069 and $712,696, respectively. Operating expenses consisted largely of fees paid to the Branch under the Services Agreement, fees to Citibank as Trustee, consulting fees and audit fees. The cost of Branch personnel servicing the Company is based on actual man-hours devoted to the activities of the Company and remains at arm’s length. Expenses incurred under the Services Agreement for the 2006 Period and 2005 Period totaled $276,951 and $512,144, respectively.

THREE MONTH PERIOD

Results of Operations

The following discussion pertains to the three months ended June 30, 2006 and June 30, 2005 (the “2006 Period” and the “2005 Period”, respectively).

Portfolio

The average amortized cost of the Portfolio during the 2006 Period and 2005 Period was $721,007,260 and $854,089,936, respectively. This reflects the following prepayments and reinvestments:

PREPAYMENTS	2006 Period		2005 Period

Floating-Rate REMICs		$134,855		$759,208
Fixed-Rate REMICs	$	---	$	---
Agency ARMs		$1,161,220		$553,287
Agency Hybrid ARMs		$1,211,983		$1,386,829
Agency DUS		$23,571,221		$48,318,187
Agency Debentures	$	---	$	---

REINVESTMENTS	2006 Period		2005 Period

Floating-Rate REMICs	$	---	$	---
Fixed-Rate REMICs	$	---	$	---
Agency ARMs	$	---	$	---
Agency Hybrid ARMs	$	---	$	---
Agency DUS	$	---	$	---
Agency Debentures	$	---	$	---

Revenue

The Company’s net income for the 2006 Period and 2005 Period was $8,373,059 and $12,688,778, respectively.

For the 2006 Period and 2005 Period, the Company had revenues of $12,690,124 and $12,111,075, respectively. These amounts consisted of interest income on the investment securities, the unrealized gain/loss on hedged securities and derivatives used as hedging instruments, net swap revenue, and interest on short-term investments. Interest revenue and expense is a function of the mix of financial instruments owned and hedging activities, the prevailing level of interest rates, and the term structure of our derivatives. Net interest revenue in the 2006 Period rose 5% compared with the corresponding 2005 Period, principally attributable to an increase in short-term interest rates of the floating rate component of the swaps used as hedging instruments coupled with the decrease in the total outstanding swap contracts.

Interest Income and Yields

For the 2006 Period and 2005 Period interest on the securities in the Portfolio amounted to $7,944,365 and $10,297,536, respectively, representing an aggregate yield of 4.41% and 6.20%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows (yield based on average amortized cost):

	2006 Period		2005 Period

Floating-Rate REMICs	$36,265	5.23%	$37,945	3.14%
Fixed-Rate REMICs	$520,918	6.74%	$520,918	6.74%
Agency ARMs	$58,958	3.95%	$74,573	3.74%
Agency Hybrid ARMs	$119,835	4.73%	$147,459	4.13%
Agency DUS	$2,463,354	5.92%	$4,771,605	6.56%
Agency Debentures	$4,745,035	6.02%	$4,745,036	6.01%

The yield on Agency Debentures is based on U.S. dollar denominated securities, which excludes the Japanese Yen denominated securities.

During the 2006 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICs were approximately 4.86%, 5.33% and 5.06%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities. During the 2005 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICS were approximately 3.21%, 6.31% and 3.09%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities.

The Company also recorded interest income from short-term investments for the 2006 Period and 2005 Period of $3,407,718 and $1,314,905, respectively.

These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio, (ii) prepayments of principal pending their reinvestment and (iii) short-term investments classified as cash equivalents. The Company began reinvesting prepayments in certificate of deposits in fourth quarter of 2004.

Operating Expenses

Operating expenses for the 2006 Period and 2005 Period totaled $195,728 and $365,340, respectively. Operating expenses consisted largely of fees paid to the Branch under the Services Agreement, fees to Citibank as Trustee, consulting fees and audit fees. The cost of Branch personnel servicing the Company is based on actual man-hours devoted to the activities of the Company and remains at arm’s length. Expenses incurred under the Services Agreement for the 2006 Period and 2005 Period totaled $122,255 and $265,227, respectively.

Receivable Arising from Payment for Securities

Due to the potential consequences of a Shift Event (as defined in Item 1 Note 2 to Financial Statements), the Company’s purchase of the Initial Portfolio (as defined in Item 1 herein) from the Branch did not meet certain SFAS 125, as replaced by SFAS 140, sale accounting requirements. Accordingly, the Company recorded at December 5, 1997 a receivable for the consideration paid to the Branch for the Initial Portfolio treated as collateral. As a legal and economic matter, however, there is no such receivable since (a) neither the Bank nor the Branch has any obligation to repay any part of the purchase price for the Initial Portfolio or to repurchase or redeem any of the securities included therein, and (b) the Company has no obligation to return any of such securities to the Bank or the Branch (except in the limited circumstances and to the extent that the occurrence of a Shift Event under the Charter would require the transfer of any assets held by the Company at the time). As the securities in the Initial Portfolio are paid, the receivable will be deemed to be realized by an amount corresponding to the amount of the payments received. At June 30, 2006, the receivable arising from payment for securities amounted to $11,209,435. The decrease in the amount of such receivable reflects the prepayment of securities in the Initial Portfolio. The Company recognized the cash proceeds of such prepayments as a reduction in the receivable. Such decreases in the receivable did not affect the Company’s results of operations or cash flow. Disclosures required under SFAS 125, as replaced by SFAS 140, are included in Note 3 to Financial Statements.

Investment Income

The interest income on the investment securities includes interest income on the remaining securities in the Initial Portfolio, which are considered to be collateral held by the Company and which are no longer recognized on the balance sheet pursuant to guidance in Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS 125”, which modified SFAS 125 in this respect, as explained in Note 3 to the financial statements. The receivable for the consideration paid to the Branch for the Initial Portfolio is recognized on the balance sheet and is an asset of similar size as the remaining securities in the Initial Portfolio. The balance sheet presentation results from compliance with SFAS 140 but does not reflect the economic substance of the transaction, as further explained in the section on the application of SFAS 125, as replaced by SFAS 140. For all economic intent and purposes, the securities in the Initial Portfolio are owned by the Company and managed as any other investment security, with related revenues belonging to the Company and recorded as such in the respective income statements.

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

Increases in prevailing interest rates in 2005 and through June 30, 2006 had a positive impact on the interest income of the company. As a result, the Branch made a substantially smaller contribution to the Company’s capital in 2005 than in either of the previous two years. If interest rates remain at their 2005 levels or increase further, we expect the Company’s interest income to continue to be higher than in 2004 and at least as high as it was in 2005. If interest income increases, the Company may have sufficient capital after paying dividends on the Series A Preferred Securities to pay one or more dividends to the Common Securities. However, no assurance can be given that interest rates will not decrease, which would have an adverse affect on the Company’s income.

BNP PARIBAS Group's total and Tier 1 risk-based capital ratios at June 30, 2006 were 10.7% and 7.6%, which are well above the minimum standards required by French banking regulations, currently 8% for total risk-based capital and 4% for Tier 1 risk-based capital. A “Shift Event” would occur if BNP PARIBAS’ risk-based capital fell below these minimum standards of 8% and 4%, respectively. See Note 2 of the attached financial statements for a detailed explanation of “Shift Events”.

Accounting and Reporting Developments

In May 2005, the FASB issued SFAS 154. SFAS 154 requires retrospective application to previous financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of change. SFAS 154 additionally requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 further requires that a change in the depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 was issued. The adoption of SFAS 154 is not expected to have a material impact upon the Company's consolidated financial condition or results of operations.

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155 “Accounting for Certain Hybrid Instruments, and amendment of FASB Statement No. 133 and 140” (“SFAS 155”). SFAS 155 contains a variety of provisions which address fair value of hybrid financial instruments containing an embedded derivative, clarifies which interest only and principal only strips are not subject to SFAS 133, establishes requirements to evaluate securitized financial assets to identify embedded derivatives and addresses certain aspects of SFAS 140 regarding qualifying special purpose entities and their holding of certain derivative financial instruments. SFAS 155 is effective for fiscal years beginning after September 15, 2006. The Company is presently evaluating what impact, if any, SFAS 155 will have.

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

The outstanding principal amount and estimated fair value of the Company’s investments as of June 30, 2006, by each category of investment, is depicted in the Financial Statements.

Interest Rate Risk

The Company’s income consists primarily of interest payments on collateralized mortgage obligations, mortgage-backed securities, agency debentures and agency DUSs. Currently, the Company uses derivative products to manage a portion of its interest rate risk.

Increases in prevailing interest rates in 2005 and the first and second quarters of 2006 have improved the Company’s income compared to prior periods, through the floating rate component of the portfolio which is mainly indexed on short term rates, such as one-month and three month LIBOR. Increasing interest rates make the pre-payment of the loans underlying the mortgage-backed securities in the Portfolio less likely, making it more likely those securities will be held to maturity without redemption. However, no assurances can be given that interest rates will not decrease.

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

The Company is a party to eighteen interest rate swaps, and six cross currency swaps, with BNP PARIBAS, as set out in the table below. In all but one of these swaps, the Company pays a fixed coupon and receives floating rate payments on the notional balances. The notional amount of each swap is tied to the outstanding principal of the securities they hedge. The maturity dates of the swaps reflect the maturity of these securities. However, the maturity dates maybe earlier due to prepayments on some of these securities.

Value Date	Maturity Date	Fixed Rate	Receive Rate	Fair Value at June 30, 2006 (in 000’s)	Notional Balance (in 000’s)
February 11, 1999	March 14, 2007	U.S. 6.80	U.S. Three Month LIBOR Minus Two Basis Points	(1,241)	50,000
February 12, 1999	March 5, 2007	U.S. 6.68	U.S. Three Month LIBOR Minus Two Basis Points	(1,291)	50,000
February 25, 1999	February 25, 2009	U.S. 5.95	U.S. One Month LIBOR Plus Three Basis Points	(131)	14,628
June 25, 1999	June 25, 2009	U.S. 6.06	U.S. One Month LIBOR Plus Three and Half Basis Points	(260)	19,567
July 1, 1999	June 25, 2009	U.S. 6.39	U.S. One Month LIBOR Plus Three and Half Basis Points	(318)	14,870
September 27, 1999	March 25, 2009	U.S. 5.858	U.S. One Month LIBOR Plus Four Basis Points	(122)	15,423
November 26, 1999	April 25, 2009	U.S. 6.04	U.S. One Month LIBOR Plus Four Basis Points	(160)	14,557
June 26, 2000	October 1, 2007	U.S. 6.68	U.S. One Month LIBOR Plus One and Half Basis Points	(116)	7,785
June 26, 2000	October 1, 2008	U.S. 6.26	U.S. One Month LIBOR	(7)	4,275
October 2, 2000	June 1, 2007	U.S. 7.024	U.S. One Month LIBOR Minus Two Basis Points	(34)	2,434
October 2, 2000	July 1, 2007	U.S. 7.405	U.S. One Month LIBOR Minus Two Basis Points	(141)	7,292
March 25, 2001	October 25, 2007	U.S. 6.94	U.S. One Month LIBOR Plus Two Basis Points	(50)	2,915
May 3, 2002	August 25, 2007	U.S. 6.74	U.S. One Month LIBOR Plus One Basis Point	(127)	10,000
August 25, 2002	August 25, 2007	U.S. 4.90	U.S. One Month LIBOR Plus Five Basis Points	215	26,500
September 25, 2002	June 25, 2007	U.S. 7.007	U.S. One Month LIBOR Plus Seven Basis Points	(54)	4,209
March 21, 2003	February 25, 2009	U.S. 5.945	U.S. One Month LIBOR Plus Nine Basis Points	(103)	15,277
August 1, 2003	October 25, 2007	U.S. 6.812	U.S. One Month LIBOR Plus Ten Basis Points	(80)	5,437
April 1, 2004	August 25, 2007	U.S. 6.74	U.S. One Month LIBOR Plus Five Basis Points	(255)	20,915
Total Swaps- Fair Value Hedges				$ (4,275)	$ 286,084
November 25, 1998	March 26, 2008	JPY 1.75	U.S. Three Month LIBOR Plus Six Basis Points	(2,497)	42,000
November 25, 1998	October 9, 2007	JPY 2.125	U.S. Three Month LIBOR Plus Six Basis Points	(3,582)	58,000
March 29, 1999	October 9, 2007	JPY 2.125	U.S. Three Month LIBOR Minus Two and Half Basis Points	(950)	30,000
April 6, 1999	October 9, 2007	JPY 2.125	U.S. Three Month LIBOR Minus One Basis Point	(1,634)	26,400

November 2, 2000	October 9, 2007	JPY 2.125	U.S. Three Month LIBOR Minus Two Basis Points	687	15,000
January 17, 2001	March 26, 2008	JPY 1.750	U.S. 5.80	(131)	18,000
Other Swap				$ (8,107)	$ 189,400
Total Swap Portfolio (Other liabilities)				$ (12,382)	$ 475,484

The main feature of mortgage securities is their sensitivity to the prepayment of mortgage loans, creating a contraction risk when interest rates decline and an extension risk when interest rates increase. The Company uses an estimate of the prepayment rate given either by the CPR (Conditional Prepayment Rate) or the PSA (Public Securities Association) prepayment model. Because of this risk, the securities are valued based on their average life rather than on their stated maturity date. The prepayment risk is evaluated and analyzed as this impacts the structure of the portfolio and the re-investment policy.

The breakdown of the Company’s securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below based on management’s prepayment assumptions (see Note 4 to Financial Statements under Item 1 for yield information) (actual maturities may differ from maturities shown below due to prepayments) (in thousands):

June 30, 2006
	Due In 2006		Due after 2006	Due after 2007		Due after 2008		Due After 2009		Due After 2010

Non-Collateral												Total

Fixed-Rate Instruments:
Fixed-Rate REMICs	$	---	$30,915	$	---	$	---	$	---	$	---		$30,915
Agency DUS		---	56,574		43,159		55,436		---		---		155,169
Agency Debentures		---	372,936		131,874		---		---		---		504,810

Total Fixed-Rate Instruments		---	460,425		175,033		55,436		---		---		690,894

Floating-Rate Instruments:
Floating-Rate REMICs		---	---		---		346		---		---		346
Agency ARMs		---	---		490		---		1,171		577		2,238
Agency Hybrid ARMs		12	---		1,780		---		169		2,319		4,280

Total Floating-Rate Instruments		12	---		2,270		346		1,340		2,896		6,864

Total Non-Collateral		$12	$460,425		$177,303		$55,782		$1,340		$2,896		$697,758

Collateral

Fixed-Rate Instruments:
Fixed-Rate REMICs	$	---	---	$	---	$	---	$	---	$	---	$	---
Agency DUS		---	---		---		---		---		---		---
Agency Debentures		---	---		---		---		---		---		---
Total Fixed-Rate Instruments		---	---		---		---		---		---		---

Floating-Rate Instruments:
Floating-Rate REMICs		57	---		---		901		918		516		2,392
Agency ARMs		---	438		843		1,272		155		705		3,413
Agency Hybrid ARMs		---	428		1,288		909		909		1,870		5,404

Total Floating-Rate Instruments		57	866		2,131		3,082		1,982		3,091		11,209

Total Collateral		$57	$ 866		$2,131		$3,082		$1,982		$3,091		$11,209

June 30, 2006 Total Portfolio		$69	$461,291		$179,434		$58,864		$3,322		$5,987		$708,967

Item 4:          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2006, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the Company’s evaluation, the President and Chief Financial Officer concluded that the disclosure controls and procedures are effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There have been no significant changes in the Company’s internal control over financial reporting that occurred during the second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A Shift Event could have materially adverse consequences for the Company and the Security holders.

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

BNP U.S. FUNDING L.L.C.
Registrant
Date: August 17, 2006	By /s/ Martine Billeaud Martine Billeaud President and Director
Date: August 17, 2006	By /s/ Thomas Clyne Thomas Clyne Chief Financial Officer and Director