Form 10-Q
period 2006-09-30
BNP US FUNDING LLC
filed 2006-11-14
CIK 1054659

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________________

FORM 10-Q
_________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

All outstanding shares of Common Stock were held by BNP Paribas at September 30, 2006.

The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on November 14, 2006, was as follows:

Class	Number of Shares
Common Stock, $10,000 per share par value	53,011

Form 10-Q Index

PART I		PAGE

Item 1:	Condensed Financial Statements (Unaudited)
	Balance Sheets - As of September 30, 2006 and December 31, 2005	3
	Statements of Income – Three and Nine Months Ended September 30, 2006 and 2005	4
	Statements of Comprehensive Income – Three and Nine Months Ended September 30, 2006 and 2005	5
	Statements of Changes in Redeemable Common Securities, Preferred Securities and Security Holders’ Equity – Three and Nine Months Ended September 30, 2006	6
	Statements of Cash Flows - Three and Nine Months Ended September 30, 2006 and 2005	7
	Notes to Financial Statements	8

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4:	Controls and Procedures	27

PART II

Item 1:	Legal Proceedings	27

Item 1A:	Risk Factors	27

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3:	Defaults Upon Senior Securities	28

Item 4:	Submission of Matters to a Vote Security Holders	28

Item 5:	Other Information	28

Item 6:	Exhibits	28

Part I
Item 1.
FINANCIAL STATEMENTS

BNP U.S. FUNDING L.L.C.

BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2006	December 31, 2005
	(unaudited)	(audited)

ASSETS

Cash and cash equivalents	33,736	$19,485

Certificates of deposit	310,000	220,000

Investment securities (Note 4)
Available-for-sale, at fair value	688,156	798,454

Receivable arising from payment for securities, pursuant
to the application of SFAS 125, as replaced by
SFAS 140 (Note 3), at amortized cost	10,053	13,690

Accounts receivable	14	16

Accrued interest receivable	15,945	11,431

TOTAL ASSETS	$1,057,904	$1,063,076

LIABILITIES

Accrued interest payable	$578	$2,385
Accrued expenses	634	543
Other liabilities	5,235	17,469

TOTAL LIABILITIES	6,447	20,397

Redeemable common securities, par value and redeemable
value $10,000 per security; 150,000 securities authorized,
53,011 securities issued and outstanding	530,110	530,110

Preferred securities, liquidation preference $10,000 per
security; 150,000 securities authorized, 50,000 securities
issued and outstanding	500,000	500,000

Additional paid-in capital	803	803
Accumulated other comprehensive loss	(8,608)	(2,045)
Retained earnings	29,152	13,811

TOTAL REDEEMABLE COMMON SECURITIES,
PREFERRED SECURITIES AND
SECURITYHOLDERS’ EQUITY	1,051,457	1,042,679

TOTAL LIABILITIES AND TOTAL REDEEMABLE
COMMON SECURITIES, PREFERRED
SECURITIES AND SECURITYHOLDERS’ EQUITY	$1,057,904	$1,063,076

See Notes to Financial Statements.

BNP U.S. FUNDING L.L.C.

STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
INTEREST INCOME	2006	2005	2006	2005

Collateralized Mortgage Obligations:
Floating-Rate REMICs	$34	$38	$104	$112
Fixed-Rate REMICs	427	275	1,170	710
Mortgage Backed Securities:
Agency ARMs	72	82	217	237
Agency Hybrid ARMs	120	132	389	440
Agency DUSs	1,983	2,310	6,000	6,666
Agency Debentures	7,284	6,217	20,426	16,632
Interest on deposits	3,693	1,929	10,020	4,077

Total	13,613	10,983	38,326	28,874

NONINTEREST INCOME

Gain on swaps	6,111	172	3,014	1,414

NONINTEREST (EXPENSE)

Fees and expenses	(231)	(356)	(654)	(1,068)

	5,880	(184)	2,360	346

NET INCOME APPLICABLE TO PREFERRED AND
REDEEMABLE COMMON SECURITIES	$19,493	$10,799	$40,686	$29,220

NET INCOME PER REDEEMABLE
COMMON SECURITY (Note 2)	$367.71	$203.73	$402.58	$186.28

See Notes to Financial Statements.

BNP U.S. FUNDING L.L.C.

STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2006		2005	2006	2005

NET INCOME	$19,493		$10,799	$40,686	$29,220

OTHER COMPREHENSIVE LOSS
Unrealized loss in fair value
of available-for-sale securities that are not treated
as collateral and that are not hedged by
derivative instruments	(5,356)		(4,144)	(6,564)	(9,763)

TOTAL OTHER COMPREHENSIVE LOSS	(5,356)		(4,144)	(6,564)	(9,763)

COMPREHENSIVE INCOME	$14,137	$	$ 6,655	$34,122	$19,457

See Notes to Financial Statements.

BNP U.S. FUNDING L.L.C.

     STATEMENT OF CHANGES IN REDEEMABLE COMMON SECURITIES, PREFERRED SECURITIES AND SECURITYHOLDERS' EQUITY (UNAUDITED) (in thousands)

For the Three Months Ended March 31, 2006, June 30, 2006 and September 30, 2006
						Total
						Redeemable
				Accumulated		Common Securities,
	Redeemable		Additional	Other		Preferred Securities
	Common	Preferred	Paid-in	Comprehensive	Retained	and Securityholders'
	Securities	Securities	Capital	(Loss)	Earnings	Equity

Balance at December 31, 2005	$530,110	$500,000	$803	$(2,045)	$13,811	$1,042,679

Net income					12,820	12,820
Other comprehensive loss				(4,460)		(4,460)

Balance at March 31, 2006	$530,110	$500,000	$803	$(6,505)	$26,631	$1,051,039

Net income					8,373	8,373
Other comprehensive income				3,253		3,253
Return of Capital to Common Shareholder					(6,000)	(6,000)
Dividends paid - preferred securities					(19,345)	(19,345)

Balance at June 30, 2006	$530,110	$500,000	$803	$(3,252)	$9,659	$1,037,320

Net income					19,493	19,493
Other comprehensive loss				(5,356)		(5,356)

Balance at September 30, 2006	$530,110	$500,000	$803	$(8,608)	$29,152	$1,051,457

See Notes to Financial Statements.

BNP U.S. FUNDING L.L.C.

STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Nine Months Ended September 30,
	2006	2005

OPERATING ACTIVITIES

Net income	$40,686	$29,220
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization	538	550
Gain on swaps	(3,014)	(1,414)
Loss on hedge activity	-	(406)
Changes in assets and liabilities:
Interest receivable	(4,514)	(417)
Accounts receivable	2	10
Accrued expenses	91	231
Accrued interest payable	(1,807)	(1,023)

Net cash provided by operating activities	31,982	26,751

INVESTING ACTIVITIES

Purchases of certificate of deposits	(90,000)	(195,000)
Proceeds from principal payments of securities,
not treated as collateral	94,060	116,208
Proceeds from principal payments of securities,
treated as collateral	3,554	5,119

Net cash provided by (used in) investing activities	7,614	(73,673)

FINANCING ACTIVITIES

(Return of Capital)/Additional Paid in Capital	(6,000)	3,400
Cash dividends - preferred securities	(19,345)	(19,345)

Net cash used in financing activities	(25,345)	(15,945)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,251	(62,867)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,485	112,207

CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,736	$49,340

NONCASH FINANCING AND INVESTING ACTIVITIES

Decrease in receivable arising from payment for securities, pursuant
to the application of SFAS 125, as replaced by SFAS 140 (Note 3)	$3,554	$5,119

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

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENT SECURITIES

Investments in debt securities are classified as available-for-sale (recorded on a trade-date basis) and are carried at fair value. The debt securities can be categorized as hedged or non-hedged securities. Fair values of non-hedged debt securities are estimated based on quoted market price for these securities. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statements of Income, pursuant to application of SFAS 133 (see below, “Accounting for Derivatives and Hedging Activities”). Unrealized gains and losses on the non-hedged securities are reported as a component of “Other Comprehensive Income (Loss)”. The hedged securities are generally valued using discounted cash flows in a yield-curve model based on LIBOR, and obtained from independent market sources.

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

The Company has made an assessment of all its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at September 30, 2006. As part of its asset management activities, the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period. These instruments qualify for hedge accounting.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less at acquisition date to be cash equivalents.

CERTIFICATES OF DEPOSITS

The Company has seven certificates of deposits stated at cost that mature in less than six months.

DIVIDENDS

Dividends on the Series A Preferred Securities, when, as and if declared by the Company’s Board of Directors, are payable semi-annually in arrears on a non-cumulative basis on the fifth day of June and December of each year, commencing June 5, 1998, at a rate per annum of 7.738% of the liquidation preference through and including December 5, 2007. Thereafter, dividends, when, as and if declared by the Company’s Board of Directors, will be payable quarterly in arrears on the third Wednesday of March, June, September, and December of each year and will be calculated on a weekly basis in each quarter at a rate per annum of the liquidation preference equal to 2.8% per annum above one-week LIBOR for the week concerned as determined on the related LIBOR determination date. Holders of Common Securities are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of the Company’s net income not required to be applied to fund dividends with respect to the Series A Preferred Securities. Dividends to the Preferred Security Holders may be paid out of (i) net income, determined without regard to capital gains or losses, and/or (ii) amounts contributed by the Bank or the Branch to the Company’s capital. As of September 30, 2006, the Branch has contributed a total (net of a return of capital) of $28,700,000 of additional paid-in capital, which was used to facilitate the semi-annual payments of dividends to the holders of the Series A Preferred Securities.

To date, the Company has declared and paid dividends as follows:

Security	Amount	Date Paid
Series A Preferred Securities	$19,345,000	June 5, 1998
Common Securities	$ 5,347,365	June 22, 1998
Series A Preferred Securities	$19,345,000	December 5, 1998
Common Securities	$ 8,787,127	December 15, 1998
Series A Preferred Securities	$19,345,000	June 5, 1999
Common Securities	$ 8,454,284	June 15, 1999
Series A Preferred Securities	$19,345,000	December 5, 1999
Common Securities	$10,352,672	December 15, 1999
Series A Preferred Securities	$19,345,000	June 5, 2000
Common Securities	$12,508,486	June 19, 2000
Series A Preferred Securities	$19,345,000	December 5, 2000
Common Securities	$14,792,297	December 19, 2000
Series A Preferred Securities	$19,345,000	June 5, 2001
Common Securities	$10,718,708	June 19, 2001
Series A Preferred Securities	$19,345,000	December 5, 2001
Series A Preferred Securities	$19,345,000	June 5, 2002
Series A Preferred Securities	$19,345,000	December 5, 2002
Series A Preferred Securities	$19,345,000	June 5, 2003
Series A Preferred Securities	$19,345,000	December 5, 2003

Series A Preferred Securities	$19,345,000	June 5, 2004
Series A Preferred Securities	$19,345,000	December 5, 2004
Series A Preferred Securities	$19,345,000	June 5, 2005
Series A Preferred Securities Series A Preferred Securities	$19,345,000 $19,345,000	December 5, 2005 June 5, 2006

If the Bank’s financial condition were to deteriorate with the consequence that a Shift Event (as defined below) were to occur, substantially all of the Common Securities would be redeemed automatically without prior redemption of the Series A Preferred Securities, and dividends payable on each Series A Preferred Security could be substantially reduced or completely eliminated. In addition, if the Bank’s Tier 1 risk-based capital ratio were to decline below the minimum percentage required by French banking regulations (currently 4%), the Company would pay a special dividend consisting of all of the Company’s net assets (other than assets having a total market value of approximately $40,000,000) to the Branch as holder of the Common Securities.

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

NET INCOME PER REDEEMABLE COMMON SECURITY

Net income per redeemable common security is calculated by dividing net income after preferred dividends by the weighted average number of Common Securities outstanding. For the nine months ending September 30, 2006, the net income after preferred dividends was $21,340,939, and divided by the weighted average number of Common Securities outstanding of 53,011, resulted in net income per redeemable common security of $402.58. For the three months ending September 30, 2006, the net income was $19,492,760 and divided by the weighted average number of Common Securities outstanding of 53,011, resulted in net income per redeemable common security of $367.71.

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"). The Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to accounting for separately recognized mortgage servicing rights ("MSR"). SFAS 156 requires all separately recognized MSR to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and liabilities: (1) amortizing servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss; or (2) reporting servicing assets or liabilities at fair value at each reporting date and reporting changes in fair value in earnings in the period in which the changes occur. In the event that the first method is selected, SFAS 156 requires an assessment of servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. SFAS 156 further requires additional disclosures for all separately recognized MSR. SFAS 156 is effective as of commencement of the first fiscal year that begins after September 15, 2006. Adoption of SFAS 156 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. Other current accounting pronouncements that require or permit fair value measurements will require application of SFAS 157. SFAS 157 does not require any new fair value measurements, however, does change the definition of fair value and the methods used to measure fair value, and expands disclosures about fair value measurements. SFAS 157 emphasizes fair value as a market-based measurement, not an entity-specific measurement. Under SFAS 157, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 further establishes a fair value hierarchy that distinguishes between (1) market participants' assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participants' assumptions developed based on the best information available in the circumstances. SFAS 157 also expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Adoption of SFAS 157 is not expected to have a material impact upon the Company's financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (SFAS 158"). SFAS158 requires an employer sponsoring a single employer defined benefit plan to do the following: (1) recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation, in its statement of financial position. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation; (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, "Employers’ Accounting for Pensions," or SFAS No. 106, "Employers’ Accounting for Postretirement Benefits Other Than Pensions." Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining from the initial application of Statements 87 and 106, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements; (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions); and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Adoption of SFAS 158 is required for fiscal years ending after December 15, 2006. Adoption of SFAS 158 is not expected to have a material impact upon the Company's financial condition or results of operations.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements (“SAB No. 108”). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. This guidance is effective for the calendar year ending 2006. In the year of adoption, the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. The Company is currently evaluating the impact of SAB No. 108 will have on the Company’s financial position or results of operations.

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

The Company has not sold or repledged the collateral; the securities within the Initial Portfolio mature or prepay over time. As they do, the Company recognizes the cash proceeds as a reduction in the receivable arising from payment for securities. The collateral at September 30, 2006 is reported in Note 4 below.

NOTE 4--INVESTMENT SECURITIES

The amortized cost and estimated fair value of the securities were as follows based on management’s prepayment assumptions (in thousands):

September 30, 2006
		Gross Unrealized	Gross Unrealized
Non-Collateral	Amortized Cost	Gains	Losses	Fair Value

Collateralized Mortgage Obligations:
Floating-Rate REMICs	$327	$1	$ ---	$328
Fixed-Rate REMICs	30,915	385	---	31,300
Mortgage Backed Securities:
Agency ARMs	2,053	---	34	2,019
Agency Hybrid ARMs	3,829	11	18	3,822
Agency DUSs	138,485	2,306	99	140,692
Agency Debentures	504,667	5,752	424	509,995

Total Non-Collateral	$680,276	8,455	$575	$688,156

Collateral
Collateralized Mortgage Obligations:

Floating-Rate REMICs	$2,126	$ ---	$26	$2,100
Fixed-Rate REMICs	---	---	---	---
Mortgage Backed Securities:
Agency ARMs	3,260	1	19	3,242
Agency Hybrid ARMs	4,667	9	58	4,618
Agency DUSs	---	---	---	---
Agency Debentures	---	---	---	---

Total Collateral	$10,053	$10	$103	$9,960

September 30, 2006 Total Portfolio	$690,329	$8,465	$678	$698,116

Because the Company has the ability and intent to hold those securities with unrealized losses until a recovery of fair value, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2006.

The breakdown of the Company’s securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below based on management’s prepayment assumptions (actual maturities may differ from maturities shown below due to prepayments) (in thousands):

September 30, 2006
	Due in 1 year or less		Due after 1 through 5 years	Due after 5 through 10 years		Due after 10 years		Total

Non-Collateral

Collateralized Mortgage Obligations:
Floating-Rate REMICs	$	---	$327		---	$	---	$327
Fixed-Rate REMICs		30,915	---		---		---	30,915
Mortgage Backed Securities:
Agency ARMs		---	829		1,132		92	2,053
Agency Hybrid ARMs		---	2,098		1,174		557	3,829
Agency DUSs		46,127	92,358		---		---	138,485
Agency Debentures		172,628	332,039		---		---	504,667

Total Non-Collateral		$249,670	$427,651		$2,306		$649	$680,276

Collateral

Collateralized Mortgage Obligations:
Floating-Rate REMICs		$37	$2,089	$	---	$	---	$2,126
Fixed-Rate REMICs		---	---		---		---	---
Mortgage Backed Securities:
Agency ARMs		250	2,364		233		413	3,260
Agency Hybrid ARMs		419	4,248		---		---	4,667
Agency DUSs		---	---		---		---	---
Agency Debentures		---	---		---		---	---

Total Collateral		$706	$8,701		$233		$413	$10,053

September 30, 2006 Total Portfolio		$250,376	$436,352		$2,539		$1,062	$690,329

The breakdown of the Company’s securities by category and yield, before the result of hedges, is summarized below:

		Due after 1	Due after 5
	Due in 1 year	through 5	through 10	Due after 10		Yield after
September 30, 2006	or less	years	years	years	Total	Hedging

Collateralized Mortgage
Obligations:
Floating-Rate REMICs	4.63%	5.03%	---%	---%	5.02%	5.02%
Fixed-Rate REMICs	6.74	---	---	---	6.74	5.05
Mortgage Backed Securities:
Agency ARMs	2.07	5.13	4.39	5.91	4.74	4.74
Agency Hybrid ARMs	4.40	5.19	5.17	5.96	5.17	5.17
Agency DUSs	5.93	6.07	---	---	6.01	4.85
Agency Debentures	6.55	5.37	---	---	6.02	5.35

Total	6.40%	5.62%	4.75%	5.94%	6.02%	5.22%

NOTE 5--FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of securities at September 30, 2006 were obtained from independent market sources and are summarized in Note 4. The carrying value of securities, as shown in Note 4, approximates their fair value. The fair value of the receivable arising from payment for securities, pursuant to the application of SFAS 125, as replaced by SFAS 140, was $9,960,195 at September 30, 2006.

The carrying value of cash and cash equivalents, accounts receivable, accrued interest receivable, accrued expenses, and accounts payable approximate fair value due to their short-term nature. The seven certificates of deposits also approximate fair value and mature within six months.

The fair value of the cross currency and interest rate swaps was $(5,235,054) at September 30, 2006 and is reflected in “Other liabilities”.

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

The fair value of the hedging instruments was $(3,239,190) at September 30, 2006, and has been recorded in “Other liabilities”. It has been offset, except for the ineffective portion of the hedge, by the revaluation of the respective hedged investment securities. The fair value of the hedging instruments does not include accrued interest receivable and payable, which are shown separately on the balance sheet. For the nine months ended September 30, 2006, the Company also recognized a gain of $3,013,603 in current year to date earnings related to cross currency swaps that no longer meet the requirements of FAS 133 for the hedge effectiveness to qualify as a fair value hedging instrument. For the three months ended September 30, 2006, the Company recognized a gain of $6,110,533 in current quarter to date earnings related to cross currency swaps that no longer meet the requirements of FAS 133 for the hedge effectiveness to qualify as a fair value hedging instrument.

Cash Flow Hedges

For the nine months ended September 30, 2006, the Company did not enter into cash flow hedge transactions and it is not the intention of the Company to use interest rate swaps to convert floating rate financial instruments to fixed rate financial instruments as part of a cash flow hedge strategy.

At September 30, 2006, the Company had outstanding interest rate and cross currency swap agreements with a notional principal amount of $458,800,182.

NOTE 7--	RELATED PARTY TRANSACTIONS

The Company entered into a Services Agreement with the Branch on December 5, 1997 pursuant to which the Branch manages the securities portfolio of the Company and performs other administrative functions. Expenses incurred under such Agreement were $433,499 for the period ended September 30, 2006. Under a specific allocation methodology, the costs of personnel servicing the Company is based on actual man-hours devoted to the activities of the Company and remains at arm’s length.

The counterparty to all cross currency and interest rate swaps is BNP PARIBAS. For the nine months ended September 30, 2006, interest rate swap income and expense were $18,686,996 and 14,477,165, respectively. For the three months ended September 30, 2006, interest rate swap income and expense were $6,564,329 and $4,484,860, respectively.

The Branch also serves as the dividend paying agent, registrar and transfer agent with respect to the Series A Preferred Securities. The fee is $4,000 per annum for these services.

All of the Company’s officers and all but one of the members of the Company’s Board of Directors are officers and employees of the Branch or BNP PARIBAS or their affiliates.

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

Set forth on the following pages is management’s discussion and analysis of the results of operations for the nine months ended September 30, 2006 and 2005. Such information should be read in conjunction with our Financial Statements together with the Notes to the Financial Statements.

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

The Company’s sole business is to acquire, hold and manage debt instruments, largely consisting of mortgage obligations, in the Portfolio, which generate net income for distribution to security holders. The Company’s major source of income is interest generated by the securities in the Portfolio.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

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

Investment Securities

Investments in debt securities are classified as available-for-sale (recorded on a trade-date basis) and are carried at fair value. The debt securities can be categorized as hedged or non-hedged securities. Fair values of non-hedged debt securities are estimated based on quoted market price for these securities. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statements of Income, pursuant to application of SFAS 133, (see below, “Accounting for Derivatives and Hedging Activities”). Unrealized gains and losses on the non-hedged securities are reported as a component of “Other Comprehensive Income (Loss)”. The hedged securities are generally valued using discounted cash flows in a yield-curve model based on LIBOR, and obtained from independent market sources.

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

The Company has made an assessment of all its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at September 30, 2006. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period. These instruments qualify for hedge accounting.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at acquisition date to be cash equivalents.

Certificates of Deposits

The Company has seven certificates of deposits stated at cost that mature in less than six months.

Dividends

Dividends on the Series A Preferred Securities, when, as and if declared by the Company’s Board of Directors, are payable semi-annually in arrears on a non-cumulative basis on the fifth day of June and December of each year, commencing June 5, 1998, at a rate per annum of 7.738% of the liquidation preference through and including December 5, 2007. Thereafter, dividends, when, as and if declared by the Company’s Board of Directors, will be payable quarterly in arrears on the third Wednesday of March, June, September, and December of each year and will be calculated on a weekly basis in each quarter at a rate per annum of the liquidation preference equal to 2.8% per annum above one-week LIBOR for the week concerned as determined on the related LIBOR determination date. Holders of Common Securities are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of the Company’s net income not required to be applied to fund dividends with respect to the Series A Preferred Securities. Dividends to the Preferred Security Holders may be paid out of (i) net income, determined without regard to capital gains or losses, and/or (ii) amounts contributed by the Bank or the Branch to the Company’s capital. As of September 30, 2006, the Branch has contributed a total (net of a return of capital) of $28,700,000 of additional paid-in capital, which was used to facilitate the semi-annual payments of dividends to the holders of the Series A Preferred Securities.

To date, the Company has declared and paid dividends as follows:

Security	Amount	Date Paid
Series A Preferred Securities	$19,345,000	June 5, 1998
Common Securities	$ 5,347,365	June 22, 1998
Series A Preferred Securities	$19,345,000	December 5, 1998
Common Securities	$ 8,787,127	December 15, 1998
Series A Preferred Securities	$19,345,000	June 5, 1999
Common Securities	$ 8,454,284	June 15, 1999
Series A Preferred Securities	$19,345,000	December 5, 1999
Common Securities	$10,352,672	December 15, 1999
Series A Preferred Securities	$19,345,000	June 5, 2000
Common Securities	$12,508,486	June 19, 2000
Series A Preferred Securities	$19,345,000	December 5, 2000
Common Securities	$14,792,297	December 19, 2000
Series A Preferred Securities	$19,345,000	June 5, 2001
Common Securities	$10,718,708	June 19, 2001
Series A Preferred Securities	$19,345,000	December 5, 2001
Series A Preferred Securities	$19,345,000	June 5, 2002
Series A Preferred Securities	$19,345,000	December 5, 2002
Series A Preferred Securities	$19,345,000	June 5, 2003
Series A Preferred Securities	$19,345,000	December 5, 2003
Series A Preferred Securities	$19,345,000	June 5, 2004
Series A Preferred Securities	$19,345,000	December 5, 2004
Series A Preferred Securities	$19,345,000	June 5, 2005
Series A Preferred Securities	$19,345,000	December 5, 2005
Series A Preferred Securities	$19,345,000	June 5, 2006

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

Net Income Per Redeemable Common Security

Net income per redeemable common security is calculated by dividing net income after preferred dividends by the weighted average number of Common Securities outstanding. For the nine months ending September 30, 2006 the net income after preferred dividends was $21,340,939, and divided by the weighted average number of Common Securities outstanding of 53,011, resulted in net income per redeemable common security of $402.58. For the three months ending September 30, 2006 the net income was $19,492,760 and divided by the weighted average number of Common Securities outstanding of 53,011, resulted in net income per redeemable common security of $367.71.

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

The Company has made an assessment of all its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at September 30, 2006. As part of its asset management activities, the

Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

NINE MONTH PERIOD

Results of Operations

The following discussion pertains to the nine months ended September 30, 2006 and September 30, 2005 (the “2006 Period” and the “2005 Period”, respectively).

Portfolio

The average amortized cost of the Portfolio during the 2006 Period and 2005 Period was $719,527,770 and $852,554,099, respectively. This reflects the following prepayments and reinvestments:

PREPAYMENTS	2006 Period		2005 Period

Floating-Rate REMICs		$688,811		$2,228,068
Fixed-Rate REMICs	$	---	$	---
Agency ARMs		$1,859,167		$1,116,166
Agency Hybrid ARMs		$2,881,925		$3,389,589
Agency DUS		$92,182,105		$114,592,665
Agency Debentures	$	---	$	---

REINVESTMENTS	2006 Period		2005 Period

Floating-Rate REMICs	$	---	$	---
Fixed-Rate REMICs	$	---	$	---
Agency ARMs	$	---	$	---
Agency Hybrid ARMs	$	---	$	---
Agency DUS	$	---	$	---
Agency Debentures	$	---	$	---

As of September 30, 2006 and 2005, as calculated by aggregate amortized cost, approximately 26.89% and 36.37%, respectively, of the Portfolio consisted of collateralized mortgage obligations (Floating-Rate REMICs and Fixed-Rate REMICs) and mortgage backed securities (Agency ARMs, Agency Hybrid ARMs and Agency DUSs), and approximately 73.11% and 63.63%, respectively, consisted of Agency Debentures. As of September 30, 2006 and 2005, floating rate securities accounted for approximately 2.36% and 3.04%, respectively, of the Portfolio’s collateralized mortgage obligations and mortgage backed securities. In addition, a significant portion of the Agency Debentures and the Agency DUSs are hedged so that in all but one case, the fixed interest rates received on the bonds are converted into prevailing floating rates.

The aggregate market value of the securities in the Portfolio as of September 30, 2006 and 2005 was higher than the amortized cost by approximately 1.13% and 4.47%, respectively, due to a net decrease in interest rates from the time of their original purchase. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statements of Income, pursuant to application of SFAS 133 (Note 2 to Financial Statements). Unrealized gains and losses on the non-hedged securities are reported as a component of Other Comprehensive Income (Loss).

Revenue

The Company’s net income for the 2006 Period and 2005 Period was $40,685,939 and $29,219,873, respectively.

For the 2006 Period and 2005 Period, the Company had revenues of $38,326,423 and $28,873,690, respectively. These amounts consisted of interest income on the investment securities, the unrealized gain/loss on hedged securities and derivatives used as hedging instruments, net swap revenue, and interest on short-term investments. Interest revenue and expense is a function of the mix of financial instruments owned and hedging activities, the prevailing level of interest rates, and the term structure of our derivatives. Net interest revenue in the 2006 Period rose 33% compared with the corresponding 2005 Period, principally attributable to an increase in short-term interest rates of the floating rate component of the swaps used as hedging instruments coupled with the decrease in the total outstanding swap contracts.

The company normally declares and pays dividends in June and December of each fiscal year. The Company has declared and paid dividends for the 2006 and 2005 fiscal years as follows:

Security	Amount	Date Paid
Series A Preferred	$19,345,000	June 05, 2006
Series A Preferred	$19,345,000	December 05, 2005
Series A Preferred	$19,345,000	June 05, 2005

Interest Income and Yields

For the 2006 Period and 2005 Period interest on the securities in the Portfolio amounted to $23,935,414 and $30,324,133, respectively, representing an aggregate yield of 6.02% and 6.10%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows (yield based on average amortized cost):

	2006 Period		2005 Period

Floating-Rate REMICs	$104,093	5.02%	$112,025	3.07%
Fixed-Rate REMICs	$1,562,753	6.74%	$1,551,177	6.69%
Agency ARMs	$216,672	4.74%	$236,735	3.92%
Agency Hybrid ARMs	$389,307	5.17%	$439,958	4.11%
Agency DUS	$7,427,482	6.01%	$13,857,728	6.39%
Agency Debentures	$14,235,107	6.02%	$14,126,510	3.73%

The yield on Agency Debentures is based on U.S. dollar denominated securities, which excludes the Japanese Yen denominated securities.

During the 2006 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICs were approximately 4.85%, 5.35% and 5.05%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities. During the 2005 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICS were approximately 3.07%, 4.39% and 3.06%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities.

The Company also recorded interest income from short-term investments for the 2006 Period and 2005 Period of $10,020,100 and $863,528, respectively.

These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio, (ii) prepayments of principal pending their reinvestment and (iii) short-term investments classified as cash equivalents. The Company began reinvesting prepayments in certificate of deposits in fourth quarter of 2004.

Operating Expenses

Operating expenses for the 2006 Period and 2005 Period totaled $654,088 and $1,067,707, respectively. Operating expenses consisted largely of fees paid to the Branch under the Services Agreement, fees to Citibank as Trustee, consulting fees and audit fees. The cost of Branch personnel servicing the Company is based on actual man-hours devoted to the activities of the Company and remains at arm’s length. Expenses incurred under the Services Agreement for the 2006 Period and 2005 Period totaled $433,499 and $766,724, respectively.

THREE MONTH PERIOD

Results of Operations

The following discussion pertains to the three months ended September 30, 2006 and September 30, 2005 (the “2006 Period” and the “2005 Period”, respectively).

Portfolio

The average amortized cost of the Portfolio during the 2006 Period and 2005 Period was $698,424,030 and $810,086,845, respectively. This reflects the following prepayments and reinvestments:

PREPAYMENTS	2006 Period		2005 Period

Floating-Rate REMICs		$282,158		$649,038
Fixed-Rate REMICs	$	---	$	---
Agency ARMs		$331,963		$321,184
Agency Hybrid ARMs		$1,167,714		$1,285,605
Agency DUS		$16,683,651		$42,599,835
Agency Debentures	$	---	$	---

REINVESTMENTS	2006 Period		2005 Period

Floating-Rate REMICs	$	---	$	---
Fixed-Rate REMICs	$	---	$	---
Agency ARMs	$	---	$	---
Agency Hybrid ARMs	$	---	$	---
Agency DUS	$	---	$	---
Agency Debentures	$	---	$	---

Revenue

The Company’s net income for the 2006 Period and 2005 Period was $19,492,760 and $10,799,352, respectively.

For the 2006 Period and 2005 Period, the Company had revenues of $13,612,246 and $10,982,160, respectively. These amounts consisted of interest income on the investment securities, the unrealized gain/loss on hedged securities and derivatives used as hedging instruments, net swap revenue, and interest on short-term investments. Interest revenue and expense is a function of the mix of financial instruments owned and hedging activities, the prevailing level of interest rates, and the term structure of our derivatives. Net interest revenue in the 2006 Period rose 24% compared with the corresponding 2005 Period, principally attributable to an increase in short-term interest rates of the floating rate component of the swaps used as hedging instruments coupled with the decrease in the total outstanding swap contracts.

Interest Income and Yields

For the 2006 Period and 2005 Period interest on the securities in the Portfolio amounted to $7,679,108 and $9,595,049, respectively, representing an aggregate yield of 4.40% and 6.19%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows (yield based on average amortized cost):

	2006 Period		2005 Period

Floating-Rate REMICs	$34,438	5.48%	$37,898	3.64%
Fixed-Rate REMICs	$520,917	6.74%	$520,918	6.74%
Agency ARMs	$71,694	5.37%	$82,599	4.32%
Agency Hybrid ARMs	$120,196	5.38%	$130,897	4.05%
Agency DUS	$2,188,022	6.00%	$4,078,897	6.55%
Agency Debentures	$4,743,841	6.02%	$4,743,841	6.01%

The yield on Agency Debentures is based on U.S. dollar denominated securities, which excludes the Japanese Yen denominated securities.

During the 2006 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICs were approximately 5.43%, 5.64% and 5.52%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities. During the 2005 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICS were approximately 3.71%, 4.92% and 3.56%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities.

The Company also recorded interest income from short-term investments for the 2006 Period and 2005 Period of $3,692,612 and $324,935, respectively.

These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio, (ii) prepayments of principal pending their reinvestment and (iii) short-term investments classified as cash equivalents. The Company began reinvesting prepayments in certificate of deposits in fourth quarter of 2004.

Operating Expenses

Operating expenses for the 2006 Period and 2005 Period totaled $230,019 and $355,011, respectively. Operating expenses consisted largely of fees paid to the Branch under the Services Agreement, fees to Citibank as Trustee, consulting fees and audit fees. The cost of Branch personnel servicing the Company is based on actual man-hours devoted to the activities of the Company and remains at arm’s length. Expenses incurred under the Services Agreement for the 2006 Period and 2005 Period totaled $156,548 and $254,580, respectively.

Receivable Arising from Payment for Securities

Due to the potential consequences of a Shift Event (as defined in Item 1 Note 2 to Financial Statements), the Company’s purchase of the Initial Portfolio (as defined in Item 1 herein) from the Branch did not meet certain SFAS 125, as replaced by SFAS 140, sale accounting requirements. Accordingly, the Company recorded at December 5, 1997 a receivable for the consideration paid to the Branch for the Initial Portfolio treated as collateral. As a legal and economic matter, however, there is no such receivable since (a) neither the Bank nor the Branch has any obligation to repay any part of the purchase price for the Initial Portfolio or to repurchase or redeem any of the securities included therein, and (b) the Company has no obligation to return any of such securities to the Bank or the Branch (except in the limited circumstances and to the extent that the occurrence of a Shift Event under the Charter would require the transfer of any assets held by the Company at the time). As the securities in the Initial Portfolio are paid, the receivable will be deemed to be realized by an amount corresponding to the amount of the payments received. At September 30, 2006, the receivable arising from payment for securities amounted to $10,053,381. The decrease in the amount of such receivable reflects the prepayment of securities in the Initial Portfolio. The Company recognized the cash proceeds of such prepayments as a reduction in the receivable. Such decreases in the receivable did not affect the Company’s results of operations or cash flow. Disclosures required under SFAS 125, as replaced by SFAS 140, are included in Note 3 to Financial Statements.

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

Increases in prevailing interest rates in 2005 and through September 30, 2006 had a positive impact on the interest income of the company. As a result, the Branch made a substantially smaller contribution to the Company’s capital in 2005 than in either of the previous two years and received a return of capital in June of 2006. If interest rates remain at their 2005 levels or increase further, we expect the Company’s interest income to continue to be higher than in 2004 and at least as high as it was in 2005. If interest income increases, the Company may have sufficient capital after paying dividends on the Series A Preferred Securities to pay one or more dividends to the Common Securities. However, no assurance can be given that interest rates will not decrease, which would have an adverse affect on the Company’s income.

BNP PARIBAS Group's total and Tier 1 risk-based capital ratios at September 30, 2006 exceeded the minimum standards required by French banking regulations, which are currently 8% for total risk-based capital and 4% for Tier 1 risk-based capital. A “Shift Event” would occur if BNP PARIBAS’ risk-based capital fell below these minimum standards of 8% and 4%, respectively. See Note 2 of the attached financial statements for a detailed explanation of “Shift Events”.

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"). The Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to accounting for separately recognized MSR. SFAS 156 requires all separately recognized MSR to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and liabilities: (1) amortizing servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss; or (2) reporting servicing assets or liabilities at fair value at each reporting date and reporting changes in fair value in earnings in the period in which the changes occur. In the event that the first method is selected, SFAS 156 requires an assessment of servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. SFAS 156 further requires additional disclosures for all separately recognized MSR. SFAS 156 is effective as of commencement of the first fiscal year that begins after September 15, 2006. Adoption of SFAS 156 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. Other current accounting pronouncements that require or permit fair value measurements will require application of SFAS 157. SFAS 157 does not require any new fair value measurements, however, does change the definition of fair value and the methods used to measure fair value, and expands disclosures about fair value measurements. SFAS 157 emphasizes fair value as a market-based measurement, not an entity-specific measurement. Under SFAS 157, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 further establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. SFAS 157 also expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Adoption of SFAS 157 is not expected to have a material impact upon the Company's financial condition or results of operations.

 In September 2006, the FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (SFAS 158"). SFAS158 requires an employer sponsoring a single employer defined benefit plan to do the following: (1) recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation, in its statement of financial position. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation; (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, "Employers’ Accounting for Pensions," or SFAS No. 106, "Employers’ Accounting for Postretirement Benefits Other Than Pensions." Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining from the initial application of Statements 87 and 106, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements; (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions); and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Adoption of SFAS 158 is required for fiscal years ending after December 15, 2006. Adoption of SFAS 158 is not expected to have a material impact upon the Company's financial condition or results of operations.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements (“SAB No. 108”). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. This guidance is effective for the calendar year ending 2006. In the year of adoption, the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. The Company is currently evaluating the impact of SAB No. 108 will have on the Company’s financial position or results of operations.

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

The outstanding principal amount and estimated fair value of the Company’s investments as of September 30, 2006, by each category of investment, is depicted in the Financial Statements.

Interest Rate Risk

The Company’s income consists primarily of interest payments on collateralized mortgage obligations, mortgage-backed securities, agency debentures and agency DUSs. Currently, the Company uses derivative products to manage a portion of its interest rate risk.

Increases in prevailing interest rates in 2005 and the first three quarters of 2006 have improved the Company’s income compared to prior periods, through the floating rate component of the portfolio, which is mainly indexed on short term rates, such as one-month and three month LIBOR. Increasing interest rates make the pre-payment of the loans underlying the mortgage-backed securities in the Portfolio less likely, making it more likely those securities will be held to maturity without redemption. However, no assurances can be given that interest rates will not decrease.

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

The Company is a party to seventeen interest rate swaps and six cross currency swaps, all with BNP PARIBAS as counterparty, as set out in the table below. In all but one of these swaps, the Company pays a fixed coupon and receives floating rate payments on the notional balances. The notional amount of each swap is tied to the outstanding principal of the securities they hedge. The maturity dates of the swaps reflect the maturity of these securities. However, the maturity dates maybe earlier due to prepayments on some of these securities.

Value Date	Maturity Date	Fixed Rate	Receive Rate	Fair Value at September 30, 2006 (in 000’s)	Notional Balance (in 000’s)
February 11, 1999	March 14, 2007	U.S. 6.80	U.S. Three Month LIBOR Minus Two Basis Points	(309)	50,000
February 12, 1999	March 5, 2007	U.S. 6.68	U.S. Three Month LIBOR Minus Two Basis Points	(339)	50,000
February 25, 1999	February 25, 2009	U.S. 5.95	U.S. One Month LIBOR Plus Three Basis Points	(250)	14,556
June 25, 1999	June 25, 2009	U.S. 6.06	U.S. One Month LIBOR Plus Three and Half Basis Points	(372)	15,719
July 1, 1999	June 25, 2009	U.S. 6.39	U.S. One Month LIBOR Plus Three and Half Basis Points	(493)	14,815
September 27, 1999	March 25, 2009	U.S. 5.858	U.S. One Month LIBOR Plus Four Basis Points	(263)	15,347
November 26, 1999	April 25, 2009	U.S. 6.04	U.S. One Month LIBOR Plus Four Basis Points	(328)	14,495
June 26, 2000	October 1, 2008	U.S. 6.26	U.S. One Month LIBOR	(45)	4,253
October 2, 2000	June 1, 2007	U.S. 7.024	U.S. One Month LIBOR Minus Two Basis Points	(24)	1,958
October 2, 2000	July 1, 2007	U.S. 7.405	U.S. One Month LIBOR Minus Two Basis Points	(126)	7,271
March 25, 2001	October 25, 2007	U.S. 6.94	U.S. One Month LIBOR Plus Two Basis Points	(71)	2,901
May 3, 2002	August 25, 2007	U.S. 6.74	U.S. One Month LIBOR Plus One Basis Point	(127)	10,000
August 25, 2002	August 25, 2007	U.S. 4.90	U.S. One Month LIBOR Plus Five Basis Points	99	26,500
September 25, 2002	June 25, 2007	U.S. 7.007	U.S. One Month LIBOR Plus Seven Basis Points	(40)	3,386
March 21, 2003	February 25, 2009	U.S. 5.945	U.S. One Month LIBOR Plus Nine Basis Points	(237)	13,172
August 1, 2003	October 25, 2007	U.S. 6.812	U.S. One Month LIBOR Plus Ten Basis Points	(58)	4,110
April 1, 2004	August 25, 2007	U.S. 6.74	U.S. One Month LIBOR Plus Five Basis Points	(256)	20,917
Total Swaps- Fair Value Hedges				$ (3,239)	$ 269,400
November 25, 1998	March 26, 2008	JPY 1.75	U.S. Three Month LIBOR Plus Six Basis Points	(927)	42,000
November 25, 1998	October 9, 2007	JPY 2.125	U.S. Three Month LIBOR Plus Six Basis Points	(1,745)	58,000
March 29, 1999	October 9, 2007	JPY 2.125	U.S. Three Month LIBOR Minus Two and Half Basis Points	(20)	30,000
April 6, 1999	October 9, 2007	JPY 2.125	U.S. Three Month LIBOR Minus One Basis Point	(794)	26,400
November 2, 2000	October 9, 2007	JPY 2.125	U.S. Three Month LIBOR Minus Two Basis Points	1,119	15,000
January 17, 2001	March 26, 2008	JPY 1.750	U.S. 5.80	371	18,000
Other Swap				$ (1,996)	$ 189,400
Total Swap Portfolio (Other liabilities)				$ (5,235)	$ 458,800

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

The breakdown of the Company’s securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below based on management’s prepayment assumptions (actual maturities may differ from maturities shown below due to prepayments) (in thousands):

September 30, 2006
	Due In 2006		Due after 2006	Due after 2007		Due after 2008		Due After 2009		Due After 2010		Total

Non-Collateral

Fixed-Rate Instruments:
Fixed-Rate REMICs	$	---	$30,915	$	---	$	---	$	---	$	---	$30,915
Agency DUS		---	46,127		27,745		64,613		---		---	138,485
Agency Debentures		---	372,759		131,908		---		---		---	504,667

Total Fixed-Rate Instruments		---	449,801		159,653		64,613		---		---	674,067

Floating-Rate Instruments:
Floating-Rate REMICs		---	---		---		327		---		---	327
Agency ARMs		---	---		370		460		---		1,223	2,053
Agency Hybrid ARMs		---	159		146		1,793		---		1,731	3,829

Total Floating-Rate Instruments		---	159		516		2,580		---		2,954	6,209

Total Non-Collateral	$	---	$449,960		$160,169		$$67,193	$	---	$	$ 2,954	$680,276

Collateral

Fixed-Rate Instruments:	$	---	$	---	$	---	$	---	$	---	$	---	$	---
Fixed-Rate REMICs
Agency DUS		---		---		---		---		---		---		---
Agency Debentures		---		---		---		---		---		---		---

Total Fixed-Rate Instruments		---		---		---		---		---		---		---

Floating-Rate Instruments:
Floating-Rate REMICs		---		37		1,239		850		---		---		2,126
Agency ARMs		---		346		477		131		1,660		646		3,260
Agency Hybrid ARMs		---		1,063		1,949		---		---		1,655		4,667

Total Floating-Rate Instruments		---		1,446		3,665		981		1,660		2,301		10,053

Total Collateral	$	---		$1,446		$3,665		$981		$1,660		$2,301		$10,053

September 30, 2006 Total Portfolio	$	---		$451,406		$163,834		$68,174		$1,660		$5,255		$690,329

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2006, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the Company’s evaluation, the President and Chief Financial Officer concluded that the disclosure controls and procedures are effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There has not been any change in the Company’s internal control over financial reporting that occurred during the third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BNP U.S. FUNDING L.L.C.
Registrant
Date: November 14, 2006	By /s/ Martine Billeaud Martine Billeaud President and Director
Date: November 14, 2006	By /s/ Thomas Clyne Thomas Clyne Chief Financial Officer and Director