Form 10-K
period 2006-12-31
BNP US FUNDING LLC
filed 2007-04-02
CIK 1054659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

Commission file number: 000-23745

BNP U.S. Funding L.L.C.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3972207 (I.R.S. Employer Identification No.)

787 Seventh Avenue, New York, N.Y. (Address of principal executive offices)	10019 (Zip Code)

Registrant’s telephone number, including area code:
(212) 841-2000
Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class	Name of Each Exchange on which Registered
None	None

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

Form 10-K Index

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

The Company was initially capitalized on October 14, 1997, with the issuance to the Branch of one share of the Company’s redeemable common securities, $10,000 par value (the “Common Securities”). On December 5, 1997 (inception), the Company commenced operations concurrent with the issuance of 50,000 non-cumulative preferred securities, Series A, liquidation preference $10,000 per security (the “Series A Preferred Securities”), to qualified institutional buyers, and the issuance of an additional 53,010 Common Securities to the Branch. These issuances raised in the aggregate $1,030,115,873 of net capital (including $5,873 of additional paid-in capital). This entire amount was used to acquire a portfolio of debt securities (the “Initial Portfolio”) at their fair values from the Branch. The Branch contributed additional paid-in capital of $3,400,000, $6,800,000, $8,500,000, $7,500,000, $5,500,000 and $3,000,000, on June 2, 2005, December 2, 2004, June 3, 2004, December 3, 2003, June 3, 2003, and December 3, 2002, respectively. On June 20, 2006 and December 19, 2006 the Company repaid $6,000,000 and $7,000,000 of these contributions, respectively.

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

Set forth below is a description, as of December 31, 2006, of the Portfolio. As of December 31, 2006, the Eligible Securities included in the Portfolio had an aggregate amortized cost of $669,799,604 and an estimated fair value of $675,226,748. The composition of the Portfolio, stated in terms of amortized cost, is presented in the following table:

December 31, 2006

Type of Security	Percentage of Portfolio by Aggregate Amortized Cost	Number of Securities	Aggregate Amortized Cost ($000)
Floating-Rate REMICs	0.35%	5	$2,319
Fixed-Rate REMICs	4.62	1	30,915
Agency ARMs	0.69	19	4,614
Agency Hybrid ARMs	1.17	15	7,836
Agency DUSs	17.85	17	119,592
Agency Debentures	75.32	13	504,524
December 31, 2006 Total Portfolio	100.00%	70	$669,800

Description of Types of Securities

Floating-Rate REMICs

Floating-Rate REMICs are backed by Agency Securities where a particular portion of the cash flows are directed to these instruments. FNMA, FHLMC, and GNMA all guarantee the full and timely payment of principal and interest on the pools of mortgages, which flow through to the REMICs. These REMICs are floating-rate securities whose interest rates reset monthly at the then-current rate of one-month LIBOR plus a margin. The interest rate is subject to a lifetime cap and floor. The interest cap, floor, and margin all vary by security. The amortized cost of securities (in thousands):

December 31, 2006

Series	Current Coupon	Life Cap	Weighted Average Life (Years)	Maturity Date	Amortized Cost
FANNIE MAE 1997-28 FA	5.48	10.00	1.65	5-25-2027	373
FANNIE MAE 1990-121 F	6.18	11.50	2.98	10-25-2020	818
FANNIE MAE 1992-141 FA	5.88	10.50	.24	8-25-2007	20
FREDDIE MAC 1040 H	6.33	11.00	1.74	2-15-2021	798
FANNIE MAE G92 60 F	5.00	10.00	3.16	10-25-2022	310
Total Floating-Rate REMICs					$2,319

Fixed-Rate REMICs

Fixed-Rate REMICs are backed by Agency Securities where a particular portion of the cash flows is directed to these instruments. FNMA, GNMA and FHLMC all guarantee the full and timely payment of principal and interest on the pools of mortgages, which flow through to the Fixed-Rate REMICs. The amortized cost of securities (in thousands):

December 31, 2006

Series	Current Coupon	Weighted Average Life (Years)	Maturity Date	Amortized Cost
FANNIE MAE 1997-M5 C	6.74	.64	8-25-2007	$30,915

Agency ARMs

The Agency ARMs in the Adjustable Rate Mortgage (“ARM”) pools consist of securities having the timely payment of principal and interest generally guaranteed by GNMA, FNMA and FHLMC. The securities consist of pools of adjustable rate mortgages, whose interest rates reset annually at a rate equal to the then-current rate of the One-Year Constant Maturity Treasury Index (as defined below) plus a net margin. The interest rate for each ARM pool is subject to a periodic cap and a lifetime cap, which vary by agency and pool.

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

December 31, 2006

Pool No. (1)	Current Coupon	Life Cap	Weighted Average Life (Years)	Maturity Date	Amortized Cost
FH 846384	7.20%	11.77%	10.16	12-1-2026	$408
FN 313190	7.20	12.12	1.56	9-1-2026	326
FN 313242	7.35	11.96	3.66	11-1-2026	79
FN 313311	7.15	11.86	2.86	12-1-2026	130
FN 313377	6.70	11.74	12.42	2-1-2027	385
FN 313432	7.42	11.84	12.23	2-1-2027	95
FN 363057	6.58	11.38	12.56	2-1-2027	48
FN 363070	6.58	11.49	12.68	3-1-2027	68
FN 370478	6.72	11.37	12.66	2-1-2027	69
FN 370479	6.72	11.31	4.29	3-1-2027	73
FN 374711	6.93	11.72	12.83	7-1-2027	155
FN 391247	7.01	11.37	12.32	4-1-2027	249
FN 397901	7.34	11.89	12.97	8-1-2027	85
FH 610727	7.02	12.35	.05	5-1-2027	30
G 280094	5.75	11.00	3.89	7-20-2027	752
G 28506	5.75	12.50	3.40	9-20-2024	1,017
G 280001	5.13	11.00	8.04	10-20-2026	91
FH 786213	6.74	12.55	1.63	12-1-2027	354
FH 786088	6.34	12.26	.67	12-1-2027	200
Total Agency ARMs					$4,614

(1) ”FN”= FNMA; “G”= GNMA; and “FH”= FHLMC

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

December 31, 2006

Pool No. (1)	Current Coupon	Life Cap	Weighted Average Life (Years)	Maturity Date	Amortized Cost
FN 312824	6.87%	12.38%	1.30	6-1-2025	$62
FN 345856	7.20	11.87	1.33	8-1-2036	616
FN 361370	6.94	13.57	3.03	7-1-2026	1,512
FN 361372	6.89	12.90	4.80	7-1-2026	1,175
FN 374138	6.50	11.35	.63	3-1-2027	385
FN 397136	7.67	13.76	9.53	6-1-2027	416
FN 362968	7.01	12.24	4.43	1-1-2026	152
FN 374917	6.45	11.75	1.08	4-1-2027	158
FN 404484	7.15	11.50	12.94	11-1-2027	155
FN 422265	5.42	13.26	8.74	1-1-2026	874
FN 422268	6.27	12.94	5.75	12-1-2024	278
FN 422276	7.08	13.23	2.98	12-1-2027	1,510
FN 415286	6.92	12.38	1.53	2-1-2028	145
FN 417833	6.86	11.45	12.51	3-1-2028	316
FH 786414	6.89	12.03	12.73	7-1-2028	82
Total Agency Hybris ARMs					$7,836

(1)	“FN”= FNMA; and “FH”= FHLMC

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

 December 31, 2006

Security Description	Current Coupon	Weighted Average Life (Years)	Maturity Date	Amortized Cost
FNMA 380491	6.11%	1.54	7-1-2008	$5,298
FNMA 381608	5.93	2.34	5-1-2009	1,593
FNMA 381640	5.86	2.26	4-1-2009	5,371
FNMA 380933	5.92	1.94	12-1-2008	7,382
FNMA 381294	5.81	2.10	2-1-2009	1,803
FNMA 381488	6.19	2.27	4-1-2009	4,042
FNMA 381514	6.19	2.27	4-1-2009	4,647
FNMA 381730	6.39	2.43	6-1-2009	14,756
FNMA 381115 FNMA 381117	5.97 5.80	1.94 2.02	12-1-2008 1-1-2009	10,693 4,578
FNMA 380798	5.64	1.78	10-1-2008	4,232
FNMA 535642	6.95	.14	10-1-2007	969
FNMA 313672	6.981	.48	6-1-2007	3,284
FNMA 382497	7.41	.56	7-1-2007	7,249
FNMA 460685	4.90	.58	8-1-2007	26,500
FNMA 313744	6.86	.72	10-1-2007	4,090
FNMA 323539	5.96	2.10	2-1-2009	13,105
Total Agency DUSs				$119,592

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

December 31, 2006

Security Description	Current Coupon	Life to Maturity(Years)	Maturity Date	Amortized Cost
FHLMC 3134A2DT2	5.75%	1.30	4-15-2008	$25,038
FNMA 31359MCY7	2.13	.78	10-9-2007	129,400
FNMA 31359MDR1	1.75	1.24	3-26-2008	60,099
FNMA 31359MDU4	6.00	1.38	5-15-2008	46,805
FNMA 31364C5BO	6.44	.62	8-14-2007	23,989
FNMA 31364C6C7	6.48	.66	8-27-2007	7,500
FNMA 31364CU55	6.70	.47	6-19-2007	12,133
FNMA 31364CYE2	6.68	.18	3-5-2007	50,000
FNMA 31359MGH0	6.63	.79	10-15-2007	50,547
FNMA 31364CYX0	6.80	.21	3-14-2007	50,000
FNMA 31364C5Q7	6.55	.64	8-20-2007	19,008
FNMA 31359MPZ0	3.25	.88	11-15-2007	20,007
FHLMC 3134A4NW0	4.88	.21	3-15-2007	9,998
Total Agency Debentures				$504,524

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

As a subsidiary of the Branch, the company is subject to the risk that French Banking Commission (Commission Bancaire), in their exercise of regulatory oversight with respect to the Bank, may make determinations that would restrict the Company’s ability to make distributions to holders of its securities (including dividend payments to the holders of the Series A Preferred Securities) or to redeem its securities, or render other regulatory decisions that may impair or alter the Company’s current operations.

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

A Shift Event would be deemed to have occurred if (i) the Bank’s total risk-based capital ratio or Tier 1 risk-based capital ratio were to decline below the minimum percentages required by French banking regulations, (ii) the Bank were to become subject to certain specified receivership proceedings or (iii) the French Banking Commission, in its sole discretion, were to notify the Bank and the Company that it has determined that the Bank’s financial condition was deteriorating such that either of the foregoing clauses(i) or (ii) would apply in the near term. French banking regulations currently require French banks to maintain a minimum total risk-based capital ratio of at least 8.0% and a minimum Tier 1 risk-based capital ratio of at least 4.0%. BNP PARIBAS Group’s total and Tier 1 risk-based capital ratios at December 31, 2006 were 10.5% and 7.4%.

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

Dividends

Holders of Common Securities are entitled to receive dividends when, as and if declared by the Company’s Board of Directors, out of net gains from the disposition of securities in the Portfolio and net income not required to be applied to fund dividends with respect to the Series A Preferred Securities. During 2006, the Company did not declare or pay any dividends with respect to Common Securities. On June 20, 2006 and December 19, 2006 the Company repaid $6,000,000 and $7,000,000 of the additional paid-in capital contributions, respectively.

Item 6: Selected Financial Data

The following table sets forth selected financial data for the years then ended (in thousands, except share and yield data):

	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2002

Income Statement:
Interest income	$52,146	$39,954	$26,091	$26,219	$34,548
Net income	57,603	47,494	23,365	22,760	32,894
Average number of Redeemable
Common Securities outstanding	53,011	53,011	53,011	53,011	53,011
Net income (loss) per Redeemable
Common Security	356.78	166.08	(289.09)	(300.50)	(109.34)

Balance Sheet:
Investment securities at carrying value	675,336	812,144	1,007,087	1,119,539	1,099,570
Total assets	1,044,392	1,063,076	1,127,852	1,153,073	1,150,885
Series A Preferred Securities outstanding	500,000	500,000	500,000	500,000	500,000
Total Redeemable Common Securities,
Preferred Securities, and
Securityholders’ Equity	$1,039,180	$1,042,679	$1,049,350	$1,055,514	$1,062,024

Other Data:
Comprehensive income	$48,191	$28,619	$17,226	$19,180	$46,012
Dividends paid on Series A
Preferred Securities	$38,690	$38,690	$38,690	$38,690	$38,690
Dividends paid on Redeemable
Common Securities	$-	$-	$-	$-	$-
Number of Series A Preferred
Securities outstanding	50,000	50,000	50,000	50,000	50,000
Number of Redeemable Common
Securities outstanding	53,011	53,011	53,011	53,011	53,011
Average yield on investment securities
(before results of hedging activities)	6.03%	5.86%	6.20%	6.03%	6.02%

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

Set forth on the following pages is management’s discussion and analysis of the results of operations for the years ended December 31, 2006, 2005 and 2004. Such information should be read in conjunction with our Financial Statements together with the Notes to the Financial Statements.

General

The Company was formed on October 14, 1997, and commenced operations on December 5, 1997, by the sale to qualified institutional buyers of 50,000 Series A Preferred Securities and the sale to the Branch of 53,010 Common Securities. Together, such sales raised net capital of $1,030,115,873, which the Company used to purchase the Initial Portfolio from the Branch. The Branch has contributed $3,400,000, $6,800,000, $8,500,000, $7,500,000, $5,500,000 and $3,000,000 of additional paid-in capital on June 2, 2005, December 2, 2004, June 3, 2004, December 3, 2003, June 3, 2003 and December 3, 2002 respectively. On June 20, 2006 and December 19, 2006 the Company repaid $6,000,000 and $7,000,000 of these contributions, respectively.

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

Investment Securities

Investments in debt securities are classified as available-for-sale (recorded on trade-date basis) and are carried at fair value. The debt securities are categorized as either hedged or non-hedged securities. Fair values of non hedged debt securities are estimated based on quoted market price for these securities. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statements of Income, pursuant to application of SFAS 133, (see below, “Accounting for Derivatives and Hedging Activities”). Unrealized gains and losses on the non-hedged securities are reported as a component of “Other Comprehensive Income”. The hedged securities are generally valued using discounted cash flows in a yield-curve model based on LIBOR.

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

The Company has made an assessment of all its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at December 31, 2006. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period. These instruments qualify for hedge accounting, therefore, the market value changes for both the underlying security and the swap will be shown on the balance sheet only.

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

The Company has made an assessment of all its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at December 31, 2006. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

All of the Company’s outstanding hedging transactions are fair value hedges. For years ended December 31, 2006 and  2005, the Company recognized gains of $0 and $407,622, respectively, in earnings related to the ineffective portion of fair value hedges. The fair value of the hedging instruments was $(3,744,241) and $(14,283,663) at December 31, 2006 and December 31, 2005, respectively, and has been recorded in “Other liabilities”. It has been offset, except for the ineffective portion of the hedge, by the revaluation of the respective hedged investment securities. The fair value of the hedging instruments does not include accrued interest receivable and payable, which are shown separately on the balance sheet.

Results of Operations

The following discussion pertains to the years ended December 31, 2006, December 31, 2005 and December 31, 2004 (the “2006 Period”, the “2005 Period” and the “2004 Period,” respectively).

Revenue

For the 2006 Period, 2005 Period and 2004 Period, the Company had revenues of $52,145,692, $39,953,748 and $26,091,163, respectively. These amounts consisted of interest income on the investment securities, the unrealized gain/loss on hedged securities and derivatives used as hedging instruments, and interest on deposits. The Company believes the factor having the greatest impact on revenues is the interest rate environment. The increase in revenues is mainly due to the derivatives used as hedging instruments. The floating rate component of the swaps has generated more income due to increasing interest rates in 2006 Period compared to 2005 Period and 2004 Period.

The Company’s net income for the 2006 Period, 2005 Period and 2004 Period was $57,602,668, $47,493,858 and $23,365,027, respectively. The Company has declared and paid dividends for the 2006 Period, 2005 Period and 2004 Period as follows:

Security	Amount	Date Paid
Series A Preferred	$19,345,000	December 5, 2006
Series A Preferred	$19,345,000	June 5, 2006
Series A Preferred	$19,345,000	December 5, 2005
Series A Preferred	$19,345,000	June 5, 2005
Series A Preferred	$19,345,000	December 5, 2004
Series A Preferred	$19,345,000	June 5, 2004

Interest Income and Yields

For the 2006 Period, 2005 Period and 2004 Period, interest on the securities in the Portfolio amounted to $31,389,953, $39,074,231 and $49,291,242, respectively, representing an aggregate yield of 6.03%, 5.89% and 6.20%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows (yield based on average amortized cost):

	2006		2005		2004
Floating-Rate REMICs	$137,530	5.17%	$140,465	2.89%	$130,041	1.58%
Fixed-Rate REMICs	$2,083,670	6.74%	$2,072,094	6.70%	$1,748,437	6.81%
Agency ARMs	$278,050	4.82%	$322,699	4.01%	$374,310	3.71%
Agency Hybrid ARMs	$506,637	5.32%	$572,358	4.01%	$760,707	4.18%
Agency DUS	$9,405,117	6.02%	$17,096,265	5.84%	$27,190,649	6.53%
Agency Debentures	$18,978,949	6.02%	$18,870,350	3.73%	$19,087,098	6.04%

The yield on Agency Debentures is based on U.S. dollar denominated securities which excludes the Japanese Yen denominated securities.

During the 2006 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICs were approximately 4.99%, 5.42% and 5.16%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities. During the 2005 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICS were approximately 2.95%, 4.51% and 3.34%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities. During the 2004 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICS were approximately 1.48%, 3.49% and 1.91%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities. Due to the increase in the variable rate interest component of the hedges for the past three years, the yields have gradually increased over the past three years.

The Company also recorded interest income from short-term investments for the 2006 Period, 2005 Period and 2004 Period of $14,308,043, $6,590,570 and $515,903, respectively.

These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio, (ii) prepayments of principal pending their reinvestment and (iii) short-term investments classified as cash equivalents. Beginning in 2004, the Company began reinvesting prepayments mainly into Certificates of Deposit.

Operating Expenses

Operating expenses for the 2006, Period 2005 Period and 2004 Period totaled $457,454, $1,365,587 and $1,327,138, respectively. Operating expenses consisted largely of fees paid to the Branch under the Services Agreement, fees to Citibank as Trustee, consulting fees and audit fees. The cost of Branch personnel servicing the Company is based on actual man-hours devoted to the activities of the Company and remains at arms length. Expenses incurred under the Services Agreement for the 2006 Period, 2005 Period and 2004 Period totaled $570,121, $964,217 and $938,513, respectively.

Financial Condition

Portfolio

The average amortized cost of the Portfolio during the 2006 Period, 2005 Period and 2004 Period was $669,799,604, $852,537,552 and $984,859,956 respectively. This reflects the following prepayments and reinvestments:

PREPAYMENTS	2006	2005	2004
Floating-Rate REMICs	$820,595	$3,034,468	$5,209,663
Fixed-Rate REMICs	$—	$—	$298,027
Agency ARMs	$2,545,441	$1,439,321	$3,667,678
Agency Hybrid ARMs	$3,527,371	$4,542,778	$5,567,144
Agency DUS	$111,075,375	$117,681,515	$91,556,388
Agency Debentures	$—	$—	$—

REINVESTMENTS	2006	2005	2004
Floating-Rate REMICs	$—	$—	$—
Fixed-Rate REMICs	$—	$—	$20,915,000
Agency ARMs	$—	$—	$—
Agency Hybrid ARMs	$—	$—	$—
Agency DUS	$—	$—	$—
Agency Debentures	$—	$—	$—

As of December 31, 2006, 2005 and 2004, as calculated by aggregate amortized cost, approximately 24.68%, 35.94% and 44.79%, respectively, of the Portfolio consisted of collateralized mortgage obligations (Floating-Rate REMICs and Fixed-Rate REMICs) and mortgage backed securities (Agency ARMs, Agency Hybrid ARMs and Agency DUSs), and approximately 75.32%, 64.06% and 55.21%, respectively, consisted of Agency Debentures. As of December 31, 2006, 2005 and 2004, floating rate securities accounted for approximately 2.21%, 2.77% and 3.38%, respectively, of the Portfolio’s collateralized mortgage obligations and mortgage backed securities. In addition, a significant portion of the Agency Debentures and the Agency DUSs are hedged so that in all but one case, the fixed interest rates received on the bonds are converted into prevailing floating rates.

The aggregate market value of the securities in the Portfolio as of December 31, 2006, 2005 and 2004 was higher than the amortized cost by approximately 0.81% 2.99% and 9.95%, respectively, due to a net increase in interest rates from the time of their original purchase. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statements of Income, pursuant to application of SFAS 133 (see Note 2 to the Financial Statements in Item 8). Unrealized gains and losses on the non-hedged securities are reported as a component of Other Comprehensive Income.

 Receivable Arising from Payment for Securities

Due to the potential consequences of a Shift Event (as defined in Item 8 Note 2 herein), the Company’s purchase of the Initial Portfolio (as defined in Item 8 herein) from the Branch did not meet certain SFAS 125, as replaced by SFAS 140, sale accounting requirements. Accordingly, the Company recorded at December 5, 1997 a receivable for the consideration paid to the Branch for the Initial Portfolio treated as collateral. As a legal and economic matter, however, there is no such receivable since (a) neither the Bank nor the Branch has any obligation to repay any part of the purchase price for the Initial Portfolio or to repurchase or redeem any of the securities included therein, and (b) the Company has no obligation to return any of such securities to the Bank or the Branch (except in the limited circumstances and to the extent that the occurrence of a Shift Event under the Charter would require the transfer of any assets held by the Company at the time). As the securities in the Initial Portfolio are paid, the receivable will be deemed to be realized by an amount corresponding to the amount of the payments received. At December 31, 2006 and December 31, 2005, the receivable arising from payment for securities amounted to $9,127,130 and $13,690,440, respectively. The decrease in the amount of such receivable between the two dates reflects the prepayment of securities in the Initial Portfolio. The Company recognized the cash proceeds of such prepayments as a reduction in the receivable. Such decreases in the receivable did not affect the Company’s results of operations or cash flow. Disclosures required under SFAS 125, as replaced by SFAS 140, are included in Note 3 to the Financial Statements.

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

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company’s financial commitments. The Company’s sole liquidity needs are to acquire reinvestment securities or invest in cash equivalents and certificates of deposit as original securities repay or prepay and to pay dividends on the Series A Preferred Securities. The acquisition of reinvestment securities and purchase of cash equivalents and certificates of deposit is funded with the proceeds of principal repayments or prepayments on original securities, and the payments of dividends on the Series A Preferred Securities are funded through interest income from the securities in the Portfolio.

The increase in prevailing interest rates until early August 2006 and the relative stabilization of interest rates during the remainder of the year had a positive impact on the interest income of the company. As a result, the Branch received returns of capital in June and December of 2006 in consideration of contributions made to the Company’s capital in previous years from 2002 to 2005. If interest rates remain at their current levels or increase further, the Company may have sufficient capital after paying the required dividends on the Series A Preferred Securities to return additional capital to the Company or pay one or more dividends to the Common Securities. However, no assurances can be given that interest rates will not decrease, which would have an adverse affect on the Company’s income and ability to return capital to the Company or pay dividends to the Common Securities.

BNP PARIBAS Group's total and Tier 1 risk-based capital ratios at December 31, 2006 were 10.5% and 7.4%, and at December 31, 2005 were 11.0% and 7.6%, which are well above the minimum standards required by French banking regulations, currently 8% for total risk-based capital and 4% for Tier 1 risk-based capital. A “Shift Event” would occur if BNP PARIBAS’ risk-based capital fell below these minimum standards of 8% and 4%, respectively. See Note 2 of the attached financial statements for a detailed explanation of “Shift Events”.

Accounting and Reporting Developments

In February 2006, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standard No. 155 “Accounting for Certain Hybrid Instruments, and amendment of FASB Statement No. 133 and 140” (“SFAS 155”). SFAS 155 contains a variety of provisions which address fair value of hybrid financial instruments containing an embedded derivative, clarifies which interest only and principal only strips are not subject to SFAS 133, establishes requirements to evaluate securitized financial assets to identify embedded derivatives and addresses certain aspects of SFAS 140 regarding qualifying special purpose entities and their holding of certain derivative financial instruments. SFAS 155 is effective for fiscal years beginning after September 15, 2006. Adoption of SFAS 155 is not expected to have a material impact on the Company’s financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"). The Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to accounting for separately recognized Mortgage Servicing Right (MSR). SFAS 156 requires all separately recognized MSR to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and liabilities: (1) amortizing servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss; or (2) reporting servicing assets or liabilities at fair value at each reporting date and reporting changes in fair value in earnings in the period in which the changes occur. In the event that the first method is selected, SFAS 156 requires an assessment of servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. SFAS 156 further requires additional disclosures for all separately recognized MSR. SFAS 156 is effective as of commencement of the first fiscal year that begins after September 15, 2006. Adoption of SFAS 156 is not expected to have a material impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. Other current accounting pronouncements that require or permit fair value measurements will require application of SFAS 157. SFAS 157 does not require any new fair value measurements, however, does change the definition of fair value and the methods used to measure fair value, and expands disclosures about fair value measurements. SFAS 157 emphasizes fair value as a market-based measurement, not an entity-specific measurement. Under SFAS 157, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 further establishes a fair value hierarchy that distinguishes between (1) market participants’ assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participants’ assumptions developed based on the best information available in the circumstances. SFAS 157 also expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Adoption of SFAS 157 is not expected to have a material impact upon the Company's financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 seeks to improve the overall quality of financial reporting by providing companies the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management is evaluating the impact of SFAS 159 upon the Company's financial condition and results of operations.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements (“SAB No. 108”). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. This guidance is effective for the calendar year ending 2006. In the year of adoption, the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. Adoption of SAB No. 108 did not have any impact upon the Company's financial condition or results of operations.

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

The outstanding principal amount and estimated fair value as of December 31, 2006, by each category of investment, is depicted in Item 8.

Interest Rate Risk

The Company’s income consists primarily of interest payments on collateralized mortgage obligations, mortgage-backed securities, agency debentures and agency DUSs. Currently, the Company uses derivative products to manage a portion of its interest rate risk.

Increases in prevailing interest rates through August, 2006 and their relative stabilization since then have increased the Company’s income compared to prior periods, through the floating rate component of the portfolio, which is mainly indexed on short term rates such as one-month and three-month Libor. Increasing interest rates make the pre-payment of the loans underlying the mortgage-backed securities in the Portfolio less likely, making it more likely that such securities will be held to maturity without redemption. This situation should stabilize the structure of the portfolio to its natural pre-payment trend; however, sporadic large pre-payments can still occur at current mortgage rate levels and no assurances can be given that interest rates will not decrease in the future.

The Company regularly reviews its hedging requirements. In the future, the Company may enter into additional swaps and unwind all or any portion of the swaps described below and any future swaps. This strategy is implemented in order to rebalance the fixed and floating mix of interest obligations (including those arising as a result of previous interest rate swaps entered into) and the fixed and floating mix of interest payments.

The Company’s interest rate management strategy will continue to be rebalanced with any purchases of new investments. There can be no assurance, however, that the Company’s interest rate risk management strategies will be effective in this regard.

The Company is a party to sixteen interest rate swaps and six cross currency swaps with BNP PARIBAS, as set out in the table below. In all but one of these swaps, the Company pays a fixed coupon and receives floating rate payments on the notional balances. The notional amount of each swap is tied to the outstanding principal of the securities they hedge. The maturity dates of the swaps reflect the maturity of these securities. However, the maturity dates maybe earlier due to prepayments on some of these securities.

Trade Date	Maturity Date	Fixed Rate	Receive Rate	Fair Value at December 31, 2006 (in 000’s)	Notional Balance (in 000’s)
February 11, 1999	March 14, 2007	U.S. 6.80	U.S. Three Month LIBOR Minus Two Basis Points	(992)	50,000
February 12, 1999	March 5, 2007	U.S. 6.68	U.S. Three Month LIBOR Minus Two Basis Points	(1,021)	50,000
February 25, 1999	February 25, 2009	U.S. 5.95	U.S. One Month LIBOR Plus Three Basis Points	(199)	14,483
June 25, 1999	June 25, 2009	U.S. 6.06	U.S. One Month LIBOR Plus Three and Half Basis Points	(309)	15,654
July 1, 1999	June 25, 2009	U.S. 6.39	U.S. One Month LIBOR Plus Three and Half Basis Points	(432)	14,756
September 27, 1999	March 25, 2009	U.S. 5.858	U.S. One Month LIBOR Plus Four Basis Points	(214)	15,271
June 26, 2000	October 1, 2008	U.S. 6.26	U.S. One Month LIBOR	(34)	4,232
October 2, 2000	June 1, 2007	U.S. 7.024	U.S. One Month LIBOR Minus Two Basis Points	(10)	1,203
October 2, 2000	July 1, 2007	U.S. 7.405	U.S. One Month LIBOR Minus Two Basis Points	(87)	7,249

Trade Date	Maturity Date	Fixed Rate	Receive Rate	Fair Value at December 31, 2006 (in 000’s)	Notional Balance (in 000’s)
March 25, 2001	October 25, 2007	U.S. 6.94	U.S. One Month LIBOR Plus Two Basis Points	(9)	968
May 3, 2002	August 25, 2007	U.S. 6.74	U.S. One Month LIBOR Plus One Basis Point	(89)	10,000
August 25, 2002	August 25, 2007	U.S. 4.90	U.S. One Month LIBOR Plus Five Basis Points	84	26,500
September 25, 2002	June 25, 2007	U.S. 7.007	U.S. One Month LIBOR Plus Seven Basis Points	(16)	2,081
March 21, 2003	February 25, 2009	U.S. 5.945	U.S. One Month LIBOR Plus Nine Basis Points	(194)	13,105
August 1, 2003	October 25, 2007	U.S. 6.812	U.S. One Month LIBOR Plus Ten Basis Points	(42)	4,090
April 1, 2004	August 25, 2007	U.S. 6.74	U.S. One Month LIBOR Plus Five Basis Points	(180)	20,915

Total Swaps- Fair Value Hedges				$(3,744)	$250,507

November 25, 1998	March 26, 2008	JPY 1.75	U.S. Three Month LIBOR Plus Six Basis Points	(610)	42,000
November 25, 1998	October 9, 2007	JPY 2.125	U.S. Three Month LIBOR Plus Six Basis Points	(729)	58,000
March 29, 1999	October 9, 2007	JPY 2.125	U.S. Three Month LIBOR Minus Two and Half Basis Points	497	30,000
April 6, 1999	October 9, 2007	JPY 2.125	U.S. Three Month LIBOR Minus One Basis Point	(327)	26,400
November 2, 2000	October 9, 2007	JPY 2.125	U.S. Three Month LIBOR Minus Two Basis Points	1,358	15,000
January 17, 2001	March 26, 2008	JPY 1.750	U.S. 5.80	716	18,000
Other Swap				$905	$189,400
Total Swap Portfolio (Other liabilities)				$(2,839)	$439,907

The fair value of the swap portfolio was $(2,839,278) and $(17,468,967) at December 31, 2006 and December 31, 2005, respectively. The change in fair value was primarily due to changes in prevailing market interest rates.

A significant feature to consider when investing in mortgage-backed securities is their sensitivity to the prepayment of mortgage loans, creating a contraction risk when interest rates decline and an extension risk when interest rates increase. The Company estimates prepayment rate using either the CPR (Conditional Prepayment Rate) or the PSA (Public Securities Association) prepayment model. Because of this risk, the securities are valued based on their weighted average life and the prepayments rather than on their stated maturity date. The Company periodically evaluates conditions relating to this prepayment risk analyzes the impact such conditions might have on the structure of the portfolio and the whether the Company’s re-investment policy should be adjusted accordingly.

The breakdown of the Company’s securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below based on management’s prepayment assumptions (see Note 4 to the Financial Statements for yield information) (actual maturities may differ from contractual maturities shown below due to prepayments) (in thousands):

December 31, 2006

Non-Collateral	Due In 2007	Due after 2007	Due after 2008	Due after 2009	Due after 2010	Due after 2011	Total

Fixed-Rate Instruments:
Fixed-Rate REMICs	$30,915	$—	$—	$—	$—	$—	$30,915
Agency DUS	42,092	27,605	49,895	—	—	—	119,592
Agency Debentures	372,582	131,942	—	—	—	—	504,524
Total Fixed-Rate Instruments	445,589	159,547	49,895	—	—	—	655,031

Floating-Rate Instruments:
Floating-Rate REMICs	—	—	—	310	—	—	310
Agency ARMs	200	354	—	1,017	—	91	1,662
Agency Hybrid ARMs	—	303	1,510	—	152	1,705	3,670
Total Floating-Rate Instruments	200	657	1,510	1,327	152	1,796	5,642

Total Non-Collateral	$445,789	$160,204	$51,405	$1,327	$152	$1,796	$660,673

Collateral
Fixed-Rate Instruments:
Fixed-Rate REMICs	$—	$—	$—	$—	$—	$—	$—
Agency DUS	—	—	—	—	—	—	—
Agency Debentures	—	—	—	—	—	—	—
Total Fixed-Rate Instruments	—	—	—	—	—	—	—

Floating-Rate Instruments:
Floating-Rate REMICs	20	1,171	818	—	—	—	2,009
Agency ARMs	30	326	130	830	73	1,563	2,952
Agency Hybrid ARMs	385	678	—	1,512	1,175	416	4,166
Total Floating-Rate Instruments	435	2,175	948	2,342	1,248	1,979	9,127

Total Collateral	$435	$2,175	$948	$2,342	$1,248	$1,979	$9,127
December 31, 2006 Total Portfolio	$446,224	$162,379	$52,353	$3,669	$1,400	$3,775	$699,800

December 31, 2005

Non-Collateral	Due In 2006	Due after 2006	Due after 2007	Due after 2008	Due After 2009	Due After 2010	Total

Fixed-Rate Instruments:
Fixed-Rate REMICs	$—	$30,915	$—	$—	$—	$—	$30,915
Agency DUS	10,572	91,665	56,536	71,894	—	—	230,667
Agency Debentures	—	373,285	131,807	—	—	—	505,092
Total Fixed-Rate Instruments	10,572	495,865	188,343	71,894	—	—	766,674

Floating-Rate Instruments:
Floating-Rate REMICs	—	—	—	390	—	—	390
Agency ARMs	—	—	—	1,332	—	1,438	2,770
Agency Hybrid ARMs	105	—	206	2,192	310	2,141	4,954
Total Floating-Rate Instruments	105	—	206	3,914	310	3,579	8,114

Total Non-Collateral	$10,677	$495,865	$188,549	$75,808	$310	$3,579	$774,788

Collateral
Fixed-Rate Instruments:
Fixed-Rate REMICs	$—	$—	$—	$—	$—	$—	$—
Agency DUS	—	—	—	—	—	—	—
Agency Debentures	—	—	—	—	—	—	—
Total Fixed-Rate Instruments	—	—	—	—	—	—	—

Floating-Rate Instruments:
Floating-Rate REMICs	115	1,070	545	1,029	—	—	2,759
Agency ARMs	41	291	176	982	84	2,867	4,441
Agency Hybrid ARMs	—	2,982	2,693	—	—	815	6,490
Total Floating-Rate Instruments	156	4,343	3,414	2,011	84	3,682	13,690

Total Collateral	$156	$4,343	$3,414	$2,011	$84	$3,682	$13,690
December 31, 2005 Total Portfolio	$10,833	$500,208	$191,963	$77,820	$394	$7,261	$788,478

Part II

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Securityholders

of BNP U.S. Funding L.L.C.:

We have audited the accompanying balance sheet of BNP U.S. Funding L.L.C. (the “Company”) as of December 31, 2006, and the related statements of income, comprehensive income, changes in redeemable common securities, preferred securities, and securityholders’ equity, and cash flows for the year ended December 31, 2006. Our audit also included financial statement schedules 11, 12(a) and 12(b) (“the financial statement schedules”) included in Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

March 30, 2007

/s/ Deloitte & Touche LLP
New York, New York

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Securityholders

of BNP U.S. Funding L.L.C.:

In our opinion, the balance sheet as of December 31, 2005 and the related consolidated statements of income and comprehensive income, of retained earnings and of cash flows for each of two years in the period ended December 31, 2005 present fairly, in all material respects, the financial position of BNP U.S. Funding L.L.C. at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, NY

March 30, 2006

FINANCIAL STATEMENTS

BNP U.S. FUNDING L.L.C.

BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2006	December 31, 2005

ASSETS

Cash and cash equivalents	$26,821	$19,485

Certificates of deposit	325,000	220,000

Investment securities (Note 4)
Available-for-sale, at fair value	666,209	798,454

Receivable arising from payment for securities, pursuant
to the application of SFAS 125, as replaced by
SFAS 140 (Note 3), at amortized cost	9,127	13,690

Accounts receivable	11	16

Accrued interest receivable	17,224	11,431

TOTAL ASSETS	$1,044,392	$1,063,076

LIABILITIES

Accrued interest payable	$2,247	$2,385
Accrued expenses	126	543
Other liabilities	2,839	17,469

TOTAL LIABILITIES	5,212	20,397

Redeemable common securities, par value and redeemable
value $10,000 per security; 150,000 securities authorized,
53,011 securities issued and outstanding (Note 5)	530,110	530,110

Preferred securities, liquidation preference $10,000 per
security; 150,000 securities authorized, 50,000 securities
issued and outstanding	500,000	500,000

Additional paid-in capital	803	803
Accumulated other comprehensive loss	(11,457)	(2,045)
Retained earnings	19,724	13,811

TOTAL REDEEMABLE COMMON SECURITIES,
PREFERRED SECURITIES AND
SECURITYHOLDERS’ EQUITY	1,039,180	1,042,679

TOTAL LIABILITIES AND TOTAL REDEEMABLE
COMMON SECURITIES, PREFERRED
SECURITIES AND SECURITYHOLDERS’ EQUITY	$1,044,392	$1,063,076

The accompanying Notes to the Financial Statements are an integral part of these statements.

BNP U.S. FUNDING L.L.C.

STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Years Ended December 31,
	2006	2005	2004
INTEREST INCOME

Collateralized Mortgage Obligations:
Floating-Rate REMICs	$137	$140	$130
Fixed-Rate REMICs	1,594	1,033	492
Mortgage Backed Securities:
Agency ARMs	278	323	374
Agency Hybrid ARMs	507	572	761
Agency DUSs	7,802	8,528	6,160
Agency Debentures	27,520	22,767	17,658
Interest on deposits	14,308	6,591	516

Total	52,146	39,954	26,091

NONINTEREST INCOME

Gain on swaps	5,914	8,905	-

NONINTEREST (EXPENSE)

Loss on swaps	-	-	(1,399)
Fees and expenses	(457)	(1,365)	(1,327)
	(457)	(1,365)	(2,726)

NET INCOME APPLICABLE TO PREFERRED AND
REDEEMABLE COMMON SECURITIES	$57,603	$47,494	$23,365

NET INCOME (LOSS) APPLICABLE TO REDEEMABLE
COMMON SECURITIES	$18,913	$8,804	$(15,325)

NET INCOME (LOSS) PER REDEEMABLE
COMMON SECURITIES	$356.78	$166.08	$(289.09)

The accompanying Notes to the Financial Statements are an integral part of these statements.

BNP U.S. FUNDING L.L.C.

STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Years Ended December 31,
	2006	2005	2004

NET INCOME	$57,603	$47,494	$23,365

OTHER COMPREHENSIVE (LOSS)

Net change in unrealized (loss) in fair value
of available-for-sale securities that are not treated
as collateral (Note 3) and that are not hedged by
derivative instruments	(9,412)	(18,875)	(6,139)

TOTAL OTHER COMPREHENSIVE (LOSS)	(9,412)	(18,875)	(6,139)

COMPREHENSIVE INCOME	$48,191	$28,619	$17,226

The accompanying Notes to the Financial Statements are an integral part of these statements.

BNP U.S. FUNDING L.L.C.

STATEMENT OF CHANGES IN REDEEMABLE COMMON SECURITIES,
PREFERRED SECURITIES AND SECURITYHOLDERS' EQUITY
(in thousands)

For the Years Ended December 31, 2006, 2005 and 2004

	Redeemable Common Securities	Preferred Securities	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Redeemable Common Securities, Preferred Securities and Securityholders' Equity

Balance at December 31, 2003	$530,110	$500,000	$229	$22,969	$2,206	$1,055,514

Net income					23,365	23,365
Other comprehensive loss				(6,139)		(6,139)
Additional paid-in capital			15,300			15,300
Dividends paid - preferred securities			(14,878)		(23,812)	(38,690)

Balance at December 31, 2004	$530,110	$500,000	$651	$16,830	$1,759	$1,049,350

Net income					47,494	47,494
Other comprehensive loss				(18,875)		(18,875)
Additional paid-in capital			3,400			3,400
Dividends paid - preferred securities			(3,248)		(35,442)	(38,690)

Balance at December 31, 2005	$530,110	$500,000	$803	$(2,045)	$13,811	$1,042,679

Net income					57,603	57,603
Other comprehensive loss				(9,412)		(9,412)
Return of Capital to Common Shareholder					(13,000)	(13,000)
Dividends paid - preferred securities					(38,690)	(38,690)

Balance at December 31, 2006	$530,110	$500,000	$803	$(11,457)	$19,724	$1,039,180

The accompanying Notes to the Financial Statements are an integral part of these statements.

BNP U.S. FUNDING L.L.C.

STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES

Net income	$57,603	$47,494	$23,365
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of premium	711	736	811
(Gain) loss on swaps	(5,914)	(8,905)	1,399
(Gain) loss on hedge activity	-	(407)	(462)
Changes in assets and liabilities:
Interest receivable	(5,793)	(2,900)	(232)
Accounts receivable	5	11	27
Accrued expenses	(417)	205	94
Accrued interest payable	(138)	(364)	30
Net cash provided by operating activities	46,057	35,870	25,032

INVESTING ACTIVITIES

Purchase of investment securities:
Fixed-Rate REMICs	-	-	(20,915)
Certificates of Deposit	(105,000)	(220,000)	-
Proceeds from principal payments of securities,
not treated as collateral	113,509	119,655	96,672
Proceeds from principal payments of securities,
treated as collateral	4,460	7,043	9,627
Net cash provided by (used in) investing activities	12,969	(93,302)	85,384

FINANCING ACTIVITIES

(Return of Capital)/Additional paid-in capital	(13,000)	3,400	15,300
Dividends - preferred securities	(38,690)	(38,690)	(38,690)
Net cash used in financing activities	(51,690)	(35,290)	(23,390)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,336	(92,722)	87,026

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,485	112,207	25,181

CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,821	$19,485	$112,207

NONCASH FINANCING AND INVESTING ACTIVITIES

Decrease in receivable arising from payment for securities, pursuant to the application of SFAS 125, as replaced by SFAS 140 (Note 3)	$4,460	$7,179	$9,794

SUPPLEMENTAL CASH FLOW INFORMATION

Swap interest paid	$2,181	$9,301	$22,393

The accompanying Notes to the Financial Statements are an integral part of these statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

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

The Company was initially capitalized on October 14, 1997, with the issuance to the Branch of one share of the Company’s redeemable common securities, $10,000 par value (the “Common Securities”). On December 5, 1997 (inception), the Company commenced operations concurrent with the issuance of 50,000 noncumulative preferred securities, Series A, liquidation preference $10,000 per security (the “Series A Preferred Securities”), to qualified institutional buyers, and the issuance of an additional 53,010 Common Securities to the Branch. These issuances raised in the aggregate $1,030,115,873 of net capital (including $5,873 of additional paid-in capital). This entire amount was used to acquire a portfolio of debt securities (the “Initial Portfolio”) at their fair values from the Branch. The Branch contributed additional paid-in capital of $3,000,000, $5,500,000, $7,500,000, $8,500,000, $6,800,000 and $3,400,000 on December 3, 2002, June 3, 2003, December 3, 2003, June 3, 2004, December 2, 2004 and June 2, 2005, respectively. On June 20, 2006 and December 19, 2006 the Company repaid $6,000,000 and $7,000,000 of these contributions, respectively.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investment Securities

Investments in debt securities are classified as available-for-sale (recorded on trade-date basis) and are carried at fair value. The debt securities are can be categorized as hedged or non-hedged securities. Fair values of non hedged debt securities are estimated based on quoted market price for these securities. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statements of Income, pursuant to application of SFAS 133, (see below, “Accounting for Derivatives and Hedging Activities”). Unrealized gains and losses on the non-hedged securities are reported as a component of “Other Comprehensive Income”. The hedged securities are generally valued using discounted cash flows in a yield-curve model based on LIBOR.

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

The Company has made an assessment of all its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at December 31, 2006. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period. These instruments qualify for hedge accounting.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at acquisition date to be cash equivalents.

Certificates of Deposits

The Company has seven certificates of deposits at cost that mature in eleven months or less.

Dividends

Dividends on the Series A Preferred Securities, when, as and if declared by the Company’s Board of Directors, are payable semi-annually in arrears on a non-cumulative basis on the fifth day of June and December of each year, commencing June 5, 1998, at a rate per annum of 7.738% of the liquidation preference through and including December 5, 2007. Thereafter, dividends, when, as and if declared by the Company’s Board of Directors, will be payable quarterly in arrears on the third Wednesday of March, June, September, and December of each year and will be calculated on a weekly basis in each quarter at a rate per annum of the liquidation preference equal to 2.8% per annum above one-week LIBOR for the week concerned as determined on the related LIBOR Determination Date. Holders of Common Securities are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of the Company’s net income not required to be applied to fund dividends with respect to the Series A Preferred Securities. Dividends to the Preferred Securityholders may be paid out of (i) net income, determined without regard to capital gains or losses, or (ii) amounts contributed by the Bank or the Branch to the Company’s capital. As of December 31, 2006, the Branch has contributed a total of $21,700,000 of additional paid-in capital, which was used to facilitate the semi-annual payments of dividends to the holders of the Series A Preferred Securities.

To date, the Company has declared and paid dividends as follows:

Security	Amount	Date Paid
Series A Preferred Securities	$19,345,000	June 5, 1998
Common Securities	$5,347,365	June 22, 1998
Series A Preferred Securities	$19,345,000	December 5, 1998
Common Securities	$8,787,127	December 15, 1998
Series A Preferred Securities	$19,345,000	June 5, 1999
Common Securities	$8,454,284	June 15, 1999
Series A Preferred Securities	$19,345,000	December 5, 1999
Common Securities	$10,352,672	December 15, 1999
Series A Preferred Securities	$19,345,000	June 5, 2000
Common Securities	$12,508,486	June 19, 2000
Series A Preferred Securities	$19,345,000	December 5, 2000
Common Securities	$14,792,297	December 19, 2000
Series A Preferred Securities	$19,345,000	June 5, 2001
Common Securities	$10,718,708	June 19, 2001
Series A Preferred Securities	$19,345,000	December 5, 2001
Series A Preferred Securities	$19,345,000	June 5, 2002
Series A Preferred Securities	$19,345,000	December 5, 2002
Series A Preferred Securities	$19,345,000	June 5, 2003
Series A Preferred Securities	$19,345,000	December 5, 2003
Series A Preferred Securities	$19,345,000	June 5, 2004
Series A Preferred Securities	$19,345,000	December 5, 2004
Series A Preferred Securities	$19,345,000	June 5, 2005
Series A Preferred Securities	$19,345,000	December 5, 2005
Series A Preferred Securities	$19,345,000	June 5, 2006
Series A Preferred Securities	$19,345,000	December 5, 2006

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

The Company has made an assessment of all its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at December 31, 2006. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

All of the Company’s outstanding hedging transactions are fair value hedges. For years ended December 31, 2006 and  2005, the Company recognized gains of $0 and $407,622, respectively, in earnings related to the ineffective portion of fair value hedges. The fair value of these hedging instruments was $(3,744,241) and $(14,283,663) at December 31, 2006 and December 31, 2005, respectively, and has been recorded in “Other liabilities”. It has been offset, except for the ineffective portion of the hedge, by the revaluation of the respective hedged investment securities. The fair value of the hedging instruments does not include accrued interest receivable and payable, which are shown separately on the balance sheet.

New Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155 “Accounting for Certain Hybrid Instruments, and amendment of FASB Statement No. 133 and 140” (“SFAS 155”). SFAS 155 contains a variety of provisions which address fair value of hybrid financial instruments containing an embedded derivative, clarifies which interest only and principal only strips are not subject to SFAS 133, establishes requirements to evaluate securitized financial assets to identify embedded derivatives and addresses certain aspects of SFAS 140 regarding qualifying special purpose entities and their holding of certain derivative financial instruments. SFAS 155 is effective for fiscal years beginning after September 15, 2006. Adoption of SFAS 155 is not expected to have a material impact on the Company’s financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"). The Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to accounting for separately recognized Mortgage Servicing Right (MSR). SFAS 156 requires all separately recognized MSR to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and liabilities: (1) amortizing servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss; or (2) reporting servicing assets or liabilities at fair value at each reporting date and reporting changes in fair value in earnings in the period in which the changes occur. In the event that the first method is selected, SFAS 156 requires an assessment of servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. SFAS 156 further requires additional disclosures for all separately recognized MSR. SFAS 156 is effective as of commencement of the first fiscal year that begins after September 15, 2006. Adoption of SFAS 156 is not expected to have a material impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. Other current accounting pronouncements that require or permit fair value measurements will require application of SFAS 157. SFAS 157 does not require any new fair value measurements, however, does change the definition of fair value and the methods used to measure fair value, and expands disclosures about fair value measurements. SFAS 157 emphasizes fair value as a market-based measurement, not an entity-specific measurement. Under SFAS 157, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 further establishes a fair value hierarchy that distinguishes between (1) market participants’ assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participants’ assumptions developed based on the best information available in the circumstances. SFAS 157 also expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Adoption of SFAS 157 is not expected to have a material impact upon the Company's financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 seeks to improve the overall quality of financial reporting by providing companies the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management is evaluating the impact of SFAS 159 upon the Company's financial condition and results of operations.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements (“SAB No. 108”). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. This guidance is effective for the calendar year ending 2006. In the year of adoption, the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. Adoption of SAB No. 108 did not have any impact upon the Company's financial condition or results of operations.

NOTE 3—RECEIVABLE ARISING FROM PAYMENT FOR SECURITIES

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

The Company has not sold or repledged the collateral; the securities within the Initial Portfolio mature or prepay over time. As they do, the Company recognizes the cash proceeds as a reduction in the receivable arising from payment for securities. The collateral at December 31, 2006 and December 31, 2005 is reported in Note 4 below.

NOTE 4—INVESTMENT SECURITIES

The amortized cost and estimated fair value of the securities were as follows based on management’s prepayment assumptions (in thousands):

December 31, 2006

Non-Collateral	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized Mortgage Obligations:
Floating-Rate REMICs	$310	$3	$—	$313
Fixed-Rate REMICs	30,915	268	—	31,183
Mortgage Backed Securities:
Agency ARMs	1,662	—	24	1,638
Agency Hybrid ARMs	3,670	16	16	3,670
Agency DUSs	119,592	1,547	84	121,055
Agency Debentures	504,524	4,238	412	508,350
Total Non-Collateral	$660,673	$6,072	$536	$666,209

Collateral
Collateralized Mortgage Obligations:

Floating-Rate REMICs	$2,009	$—	$28	$1,981
Fixed-Rate REMICs	—	—	—	—
Mortgage Backed Securities:
Agency ARMs	2,952	1	15	2,938
Agency Hybrid ARMs	4,166	5	72	4,099
Agency DUSs	—	—	—	—
Agency Debentures	—	—	—	—
Total Collateral	$9,127	$6	$115	$9,018

December 31, 2006 Total Portfolio	$669,800	$6,078	$651	$675,227

December 31, 2005

Non-Collateral	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized Mortgage Obligations:
Floating-Rate REMICs	$390	$—	$—	$390
Fixed-Rate REMICs	30,915	942	—	31,857
Mortgage Backed Securities:
Agency ARMs	2,770	9	46	2,733
Agency Hybrid ARMs	4,954	47	2	4,999
Agency DUSs	230,667	7,508	—	238,175
Agency Debentures	505,092	15,754	546	520,300
Total Non-Collateral	$774,788	$24,260	$594	$798,454

Collateral
Collateralized Mortgage Obligations:
Floating-Rate REMICs	$2,759	$—	$32	$2,727
Fixed-Rate REMICs	—	—	—	—
Mortgage Backed Securities:
Agency ARMs	4,441	15	6	4,450
Agency Hybrid ARMs	6,490	16	59	6,447
Agency DUSs	—	—	—	—
Agency Debentures	—	—	—	—
Total Collateral	$13,690	$31	$97	$13,624

December 31, 2005 Total Portfolio	$788,478	$24,291	$691	$812,078

The following summarizes the gross unrealized losses and fair value of investment securities with unrealized losses as of December 31, 2006, aggregated by investment category and the length of time that the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Non-Collateral
Collateralized Mortgage Obligations:
Floating-Rate REMICs	$—	$—	$—	$—	$—	$—
Fixed-Rate REMICs	—	—	—	—	—	—
Mortgage Backed Securities:
Agency ARMs	200	1	1,438	23	1,638	24
Agency Hybrid ARMs	151	2	1,773	14	1,924	16
Agency DUSs	—	—	26,416	84	26,416	84
Agency Debentures	68,583	63	29,656	349	98,239	412
Total Non-Collateral	$68,934	$66	$59,283	$470	$128,217	$536

Collateral
Collateralized Mortgage Obligations:
Floating-Rate REMICs	$—	$—	$1,981	$28	$1,981	$28
Fixed-Rate REMICs	—	—	—	—	—	—
Mortgage Backed Securities:
Agency ARMs	942	10	756	6	1,698	16
Agency Hybrid ARMs	609	7	3,100	65	3,709	72
Agency DUSs	—	—	—	—	—	—
Agency Debentures	—	—	—	—	—	—
Total Non-Collateral	$1,551	$17	$5,837	$99	$7,388	$116

Total	$70,485	$83	$65,120	$569	$135,605	$652

At December 31, 2006 the Company had 21 investment security positions that possessed 12 months or more of consecutive unrealized losses. Management does not believe that any of the unrealized losses as shown in the above table qualified as other-than temporary impairments at December 31, 2006. In making this determination, management considered the severity and duration of the loss, as well as management’s intent and ability to hold the security until recovery of loss. Management also has no current intention to dispose of these investments.

The breakdown of the Company’s securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below based on management’s prepayment assumptions (Actual maturities may differ from maturities shown below due to prepayments) (in thousands):

December 31, 2006

Non-Collateral	Due in 1 year or less	Due after 1 through 5 years	Due after 5 through 10 years	Due after 10 years	Total
Collateralized Mortgage Obligations:
Floating-Rate REMICs	$—	$310	$—	$—	$310
Fixed-Rate REMICs	30,915	—	—	—	30,915
Mortgage Backed Securities:
Agency ARMs	200	1,371	91	—	1,662
Agency Hybrid ARMs	—	1,966	1,151	553	3,670
Agency DUSs	42,092	77,500	—	—	119,592
Agency Debentures	372,582	131,942	—	—	504,524
Total Non-Collateral	$445,789	$213,089	$1,242	$553	$660,673
Collateral
Collateralized Mortgage Obligations:
Floating-Rate REMICs	$20	$1,989	$—	$—	$2,009
Fixed-Rate REMICs	—	—	—	—	—
Mortgage Backed Securities:
Agency ARMs	30	1,359	—	1,563	2,952
Agency Hybrid ARMs	385	3,365	416	—	4,166
Agency DUSs	—	—	—	—	—
Agency Debentures	—	—	—	—	—
Total Collateral	$435	$6,713	$416	$1,563	$9,127

December 31, 2006 Total Portfolio	$446,224	$219,802	$1,658	$2,116	$669,800

December 31, 2005

Non-Collateral	Due in 1 year or less	Due after 1 through 5 years	Due after 5 through 10 years	Due after 10 years	Total
Collateralized Mortgage Obligations:
Floating-Rate REMICs	$—	$390	$—	$—	$390
Fixed-Rate REMICs	—	30,915	—	—	30,915
Mortgage Backed Securities:
Agency ARMs	—	1,332	339	1,099	2,770
Agency Hybrid ARMs	105	2,708	940	1,201	4,954
Agency DUSs	10,572	220,095	—	—	230,667
Agency Debentures	—	505,092	—	—	505,092
Total Non-Collateral	$10,677	$760,532	$1,279	$2,300	$774,788
Collateral
Collateralized Mortgage Obligations:
Floating-Rate REMICs	$115	$2,644	$—	$—	$2,759
Fixed-Rate REMICs	—	—	—	—	—
Mortgage Backed Securities:
Agency ARMs	41	1,533	490	2,377	4,441
Agency Hybrid ARMs	—	5,676	—	814	6,490
Agency DUSs	—	—	—	—	—
Agency Debentures	—	—	—	—	—
Total Collateral	$156	$9,853	$490	$3,191	$13,690
December 31, 2005 Total Portfolio	$10,833	$770,385	$1,769	$5,491	$788,478

The breakdown of the Company’s securities by category and yield, before the result of hedges, is summarized below:

December 31, 2006	Due in 1 year or less	Due after 1 through 5 years	Due after 5 through 10 years	Due after 10 years	Total	Yield after Hedging
Collateralized Mortgage Obligations:
Floating-Rate REMICs	4.63%	5.18%	—%	—%	5.17%	5.17%
Fixed-Rate REMICs	6.74	—	—	—	6.74	5.16
Mortgage Backed Securities:
Agency ARMs	4.16	4.67	4.89	5.31	4.82	4.82
Agency Hybrid ARMs	5.40	5.29	5.12	6.13	5.32	5.32
Agency DUSs	5.97	6.07	—	—	6.02	4.99
Agency Debentures	3.91	6.14	—	—	6.02	5.42
Total	6.04%	6.03%	5.11%	5.51%	6.03%	5.31%
December 31, 2005
Collateralized Mortgage Obligations:
Floating-Rate REMICs	1.76%	3.25%	—%	—%	2.89%	2.89%
Fixed-Rate REMICs	—	6.70	—	—	6.70	3.34
Mortgage Backed Securities:
Agency ARMs	3.12	3.33	4.36	4.60	4.01	4.01
Agency Hybrid ARMs	4.40	3.63	4.64	5.58	4.01	4.01
Agency DUSs	4.85	6.08	—	—	5.84	2.95
Agency Debentures	—	3.73	—	—	3.73	4.51
Total	4.78%	5.98%	4.52%	4.97%	5.86%	3.91%

NOTE 5—REDEEMABLE COMMON SECURITIES AND PREFERRED SECURITIES

REDEEMABLE COMMON SECURITIES

General

The Company is authorized to issue up to 150,000 Common Securities; as of December 31, 2006 and December 31, 2005, the Company had outstanding 53,011 Common Securities, all of which were held by the Branch. The Bank has agreed with the Company in the Contingent Support Agreement that, so long as any Series A Preferred Securities are outstanding, it will maintain direct or indirect ownership of 100% of the outstanding Common Securities.

Dividends

Holders of Common Securities are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of the Company’s net income not required to be applied to fund dividends with respect to the Series A Preferred Securities; provided that so long as any Series A Preferred Securities are outstanding, no dividends or other distributions (including redemptions and purchases) may be made with respect to the Common Securities unless full dividends on all Series A Preferred Securities have been paid for the current and the two immediately preceding Dividend Periods (except during a Shift Period if the Bank does not distribute dividends on its common stock). As disclosed in Note 1, the Branch contributed additional paid-in capital of $21,700,000 since formation of the Company. On June 20, 2006 and December 19, 2006 the Company repaid $6,000,000 and $7,000,000 of the additional paid-in capital contributions, respectively.

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

NOTE 6—RELATED PARTY TRANSACTIONS

The Company entered into a Services Agreement with the Branch on December 5, 1997 pursuant to which the Branch manages the securities portfolio of the Company and performs other administrative functions. Expenses incurred under such Agreement were $570,121 and 964,217 for the periods ended December 31, 2006 and 2005, respectively. Under a specific allocation methodology, the costs of personnel servicing the Company are based on actual man-hours devoted to the activities of the Company and remains at arms length.

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

NOTE 7—FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of securities at December 31, 2006 and December 31, 2005 were obtained from independent market sources and are summarized in Note 4. The carrying values of securities, as shown in Note 4, approximate their fair value. The fair value of the receivable arising from payment for securities, pursuant to the application of SFAS 125, as replaced by SFAS 140, was $9,017,295 and $13,624,480 at December 31, 2006 and December 31, 2005, respectively.

The carrying value of cash and cash equivalents, accounts receivable, accrued interest receivable, accrued expenses, and accounts payable approximates fair value due to their short-term maturity of less than nine months.

The fair value of the cross currency and interest rate swaps was $(2,839,278) and $(17,468,967) at December 31, 2006 and December 31, 2005, respectively, and are reflected in “Other liabilities”.

NOTE 8—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

At December 31, 2006 and December 31, 2005, the Company had outstanding interest rate and cross currency swap agreements with notional principal amounts of $439,906,912 and $550,982,287,  respectively.

Fair Value Hedges

The Company mainly enters into interest rate swaps and cross currency interest rate swaps to convert fixed rate Agency Debentures, Agency DUSs and Fixed-Rate REMICs into variable rate securities.

The fair value of the hedging instruments was $(3,744,241) and $ (14,283,663) at December 31, 2006 and December 31, 2005, respectively, and has been recorded in “Other liabilities”. It has been offset, except for the ineffective portion of the hedge, by the revaluation of the respective hedged investment securities. The fair value of the hedging instruments does not include accrued interest receivable and payable, which are shown separately on the balance sheet. The Company also recognized a gain of $5,914,430 in current year’s earnings related to cross currency swaps that no longer meet the requirements of FAS 133 for the hedge effectiveness to qualify as a fair value hedging instrument.

Cash Flow Hedges

For the years ended December 31, 2006 and December 31, 2005, the Company did not enter into cash flow hedge transactions and it is not the intention of the Company to use interest rate swaps to convert floating rate financial instruments to fixed rate financial instruments as part of a cash flow hedge strategy.

BNP U.S. FUNDING L.L.C.

FINANCIAL INFORMATION BY QUARTER (UNAUDITED)
(in thousands, except per share data)

2006 for Quarter Ended	03/31/06	06/30/06	09/30/06	12/31/06	Total
INTEREST INCOME:	12,024	12,690	13,613	13,819	52,146
NONINTEREST INCOME (EXPENSE)	796	(4,317)	5,880	3,098	5,457
NET INCOME APPLICABLE TO PREFERRED AND REDEEMABLE COMMON SECURITIES	$12,820	$8,373	$19,493	$16,917	$57,603
NET INCOME (LOSS) PER REDEEMABLE COMMON SECURITY	$241.84	$(206.97)	$367.71	$(45.81)	$356.78

2005 for Quarter Ended	03/31/05	06/30/05	09/30/05	12/31/05	Total
INTEREST INCOME:	5,781	12,111	10,983	11,079	39,954
NONINTEREST EXPENSE (INCOME)	(49)	578	(184)	7,195	7,540
NET INCOME APPLICABLE TO PREFERRED AND REDEEMABLE COMMON SECURITIES	$5,732	$12,689	$10,799	$18,274	$47,494
NET INCOME (LOSS) PER REDEEMABLE COMMON SECURITY	$108.13	$(125.52)	$203.73	$(20.21)	$166.08

Item 9: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2006. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in the Company’s internal control over financial reporting that occurred during the fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B: Other Information

None

Part III

Item 10: Directors, Executive Officers of the Registrant and Corporate Governance

The following table sets forth information concerning the directors and executive officers of the Company. The directors serve 3-year terms (5 years in the case of the independent director), subject to earlier resignation or removal. On August 12, 2002, the Board of Directors of the Company elected Diana Mitchell as Assistant Secretary. Donald J. Puglisi, the independent director, was reappointed by the Board of Directors and the Branch, as holder of the Common Securities of the Company, and his current term of office commenced as of December 5, 2002. As of December 5, 2006, Michel Eydoux was reappointed as Chairman and as a Director, and Martine Billeaud, Sady Karet and Thomas Clyne were reappointed as Directors. On December 16, 2005, Martine Billeaud replaced Olivier Meisel as President. On March 21, 2006 Betty Whelchel was appointed by Board of Directors to replace John Powers as Secretary and Olivier Meisel resigned from the Board of Directors.

Name and Age	Position and Offices Held
Michel Eydoux (56)	Chairman and Director
Martine Billeaud (61)	President and Director
Betty Whelchel (50)	Secretary
Donald J. Puglisi (61)	Independent Director
Sady Karet (52)	Treasurer and Director
Thomas Clyne (50)	Chief Financial Officer and Director
Diana E. Mitchell (51)	Assistant Secretary

The following is a summary of the experience of the executive officers and directors of the Company:

Michel Eydoux is currently Head of Treasury for Asset and Liability Management of BNP PARIBAS, and a member of the Executive Committee for Corporate and Investment Banking. Born in 1950, he graduated in 1973 from Ecole des Hautes Etudes Commerciales de Paris. He started his career with Banque Paribas, where he handled several assignments. In 1989, he was appointed Deputy General Manager for Banque Paribas in Spain and in 1991, Head of ALM Treasury for Banque Paribas. He was appointed to his current position in 1999.

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

Betty Whelchel is a Managing Director and General Counsel for BNP Paribas in North America. In her last position, she was the Global General Counsel for Deutsche Asset Management, with offices in U.S., Europe and Asia. Prior to that, Betty was the Deputy General Counsel for Deutsche Bank’s New York branch, an attorney with Shearman Sterling both in New York and Tokyo and Attorney-Advisor with the U. S. Treasury in Washington, D.C.

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

None.

Item 13: Certain Relationships and Related Transactions and Director Independence

Reference is hereby made to Item 1. Business and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company’s various relationships with the Bank, including the Branch, the sole holder of all its outstanding Common Securities.

The Board of Directors has determined that Donald J. Puglisi, the independent director, is independent as defined in the listing standard of the New York Stock Exchange.

Item 14: Principal Accounting Fees and Services

Set forth below are the services rendered and related fees billed by Deloitte & Touche LLP and PricewaterhouseCoopers LLP for 2006 and PricewaterhouseCoopers LLP for 2005:

Audit Fees	2006	2005
Financial Statement Audit	$58,200	$46,400
Audit-Related Fees	—	5,000

Other Fees	—	—
Total fees	$58,200	$51,400

Engagement of the Independent Auditor

The Board of Directors is responsible for approving every engagement of the Company’s independent auditor for the performance of audit or non-audit services before any such service is provided. The Board of Directors does not  rely on pre-approval policies or procedures.

Auditor Selection for 2007

Deloitte & Touche LLP has been selected to serve as the Company’s independent auditor for the year ending December 31, 2007.

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

BNP U.S. FUNDING L.L.C.
Registrant

Date: April 2 , 2007	By	/s/ Martine Billeaud
Martine Billeaud
President and Director

Date: April 2 , 2007	By	/s/ Thomas Clyne
Thomas Clyne
Chief Financial Officer and Director