Form 10-Q
period 2007-03-31
BNP US FUNDING LLC
filed 2007-05-15
CIK 1054659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

All outstanding shares of Common Stock were held by BNP Paribas at March 31, 2007.

The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on May 15, 2007, was as follows:

Class	Number of Shares
Common Stock, $10,000 per share par value	53,011

Form 10-Q Index

Part I
Item 1.
FINANCIAL STATEMENTS

BNP U.S. FUNDING L.L.C.

BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2007	December 31, 2006
	(unaudited)	(audited)
ASSETS

Cash and cash equivalents	56,968	$ 26,821

Certificates of deposit	465,000	325,000

Investment securities (Notes 4)
Available-for-sale, at fair value	512,652	666,209

Receivable arising from payment for securities, pursuant
to the application of SFAS 125, as replaced by
SFAS 140 (Note 3), at amortized cost	8,186	9,127

Accounts receivable	13	11

Accrued interest receivable	11,403	17,224

TOTAL ASSETS	$1,054,222	$1,044,392

LIABILITIES

Accrued interest payable	$113	$2,247
Accrued expenses	331	126
Other liabilities	3,040	2,839

TOTAL LIABILITIES	3,484	5,212

Redeemable common securities, par value and redeemable
value $10,000 per security; 150,000 securities authorized,
53,011 securities issued and outstanding	530,110	530,110

Preferred securities, liquidation preference $10,000 per
security; 150,000 securities authorized, 50,000 securities
issued and outstanding	500,000	500,000

Additional paid-in capital	803	803
Accumulated other comprehensive loss	(10,456)	(11,457)
Retained earnings	30,281	19,724

TOTAL REDEEMABLE COMMON SECURITIES,
PREFERRED SECURITIES AND
SECURITY HOLDERS’ EQUITY	1,050,738	1,039,180

TOTAL LIABILITIES AND TOTAL REDEEMABLE
COMMON SECURITIES, PREFERRED
SECURITIES AND SECURITY HOLDERS’ EQUITY	$1,054,222	$1,044,392

See Notes to the Financial Statements.

BNP U.S. FUNDING L.L.C.

STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share data)

	For the Three Months Ended March 31,
INTEREST INCOME	2007	2006

Collateralized Mortgage Obligations:
Floating-Rate REMICs	$30	$33
Fixed-Rate REMICs	241	352
Mortgage Backed Securities:
Agency ARMs	57	86
Agency Hybrid ARMs	110	149
Agency DUSs	1,500	1,995
Agency Debentures	6,361	6,489
Interest on deposits	5,113	2,920

Total	13,412	12,024

NONINTEREST INCOME (EXPENSE)

Other financial instrument	(2,613)	1,024

NONINTEREST (EXPENSE)

Fees and expenses	(242)	(228)

NET INCOME APPLICABLE TO PREFERRED AND
REDEEMABLE COMMON SECURITIES	$10,557	$12,820

NET INCOME PER REDEEMABLE
COMMON SECURITY	$199.14	$241.84

See Notes to the Financial Statements.

BNP U.S. FUNDING L.L.C.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,
	2007	2006

NET INCOME	$10,557	$12,820

OTHER COMPREHENSIVE INCOME (LOSS)

Net change in unrealized gain in fair value
of available-for-sale securities that are not treated
as collateral and that are not hedged by
derivative instruments	1,001	(4,460)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	1,001	(4,460)

COMPREHENSIVE INCOME (LOSS)	$11,558	$8,360

See Notes to the Financial Statements.

BNP U.S. FUNDING L.L.C.

STATEMENT OF CHANGES IN REDEEMABLE COMMON SECURITIES,
PREFERRED SECURITIES AND SECURITY HOLDERS' EQUITY (UNAUDITED)
(in thousands)

For the Three Months Ended March 31, 2007

						Total
						Redeemable
				Accumulated Other Comprehensive		Common Securities,
	Redeemable Common		Additional Paid-in			Preferred Securities
		Preferred			Retained	and Security holders'
	Securities	Securities	Capital	Income	Earnings	Equity

Balance at December 31, 2006	$530,110	$500,000	$803	$(11,457)	$19,724	$1,039,180

Net income					10,557	10,557
Other comprehensive income				1,001		1,001

Balance at March 31, 2007	$530,110	$500,000	$803	$(10,456)	$30,281	$1,050,738

See Notes to the Financial Statements.

BNP U.S. FUNDING L.L.C.

STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES

Net income	$10,557	$12,820
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization	169	164
Loss (Gain) on other financial instrument	2,613	(1,024)
Changes in assets and liabilities:
Interest receivable	5,820	(2,115)
Accounts receivable	(2)	(48)
Accrued expenses	205	104
Accrued interest payable	(2,134)	(1,595)
Net cash provided by operating activities	17,228	8,306

INVESTING ACTIVITIES

Purchases of certificate of deposits	(140,000)	(50,000)
Proceeds from principal payments of securities,
not treated as collateral	152,000	52,391
Proceeds from principal payments of securities,
treated as collateral	919	676
Net cash provided by investing activities	12,919	3,067

NET INCREASE IN CASH AND CASH EQUIVALENTS	30,147	11,373

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,821	19,485

CASH AND CASH EQUIVALENTS, END OF PERIOD	$56,968	$30,858

NONCASH FINANCING AND INVESTING ACTIVITIES

Decrease in receivable arising from payment for securities, pursuant
to the application of SFAS 125, as replaced by SFAS 140 (Note 3)	$919	$676

SUPPLEMENTAL CASH FLOW INFORMATION

Swap interest paid	$2,442	$3,592

See Notes to the Financial Statements.

UNAUDITED

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

BNP U.S. Funding L.L.C. (the “Company”) is a Delaware limited liability company formed on October 14, 1997, for the purpose of acquiring and holding certain types of eligible securities that generate net income for distribution to the holders of its Series A Preferred Securities (as defined below) and its redeemable Common Securities (as defined below). The Company has no subsidiaries and is a wholly owned subsidiary of the New York Branch (the “Branch”) of BNP PARIBAS (formerly, Banque Nationale de Paris), a société anonyme or limited liability corporation organized under the laws of the Republic of France (the “Bank”, “BNP PARIBAS” or “BNPP”). The Company was continued pursuant to the Amended and Restated Limited Liability Company Agreement of the Company (the “Company’s Charter” or the “Charter”) entered into on December 5, 1997, by the Branch.

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

The accompanying financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with GAAP applicable to interim periods. The 2006 Balance Sheet data was derived from audited financial statements, however, it does not include all the disclosures required by GAAP. The accompanying financial statements should be read in conjunction with the audited financial statements of BNP U.S. Funding L.L.C reported in Form 10-K for the year ended December 31, 2006, filed on April 2, 2007.

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

The Company has made an assessment of all its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at March 31, 2007. As part of its asset management activities, the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period. These instruments qualify for hedge accounting.

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

The Company has made an assessment of all its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at March 31, 2007. As part of its asset management activities, the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

New Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155 “Accounting for Certain Hybrid Instruments, an amendment of FASB Statement No. 133 and 140” (“SFAS 155”). SFAS 155 contains a variety of provisions which address fair value of hybrid financial instruments containing an embedded derivative, clarifies which interest only and principal only strips are not subject to SFAS 133, establishes requirements to evaluate securitized financial assets to identify embedded derivatives and addresses certain aspects of SFAS 140 regarding qualifying special purpose entities and their holding of certain derivative financial instruments. SFAS 155 is effective for fiscal years beginning after September 15, 2006. Adoption of SFAS 155 did not have any impact upon the Company's financial condition or results of operations, since the Company only holds freestanding derivatives.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"). The Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to accounting for separately recognized Mortgage Servicing Right (MSR). SFAS 156 requires all separately recognized MSR to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and liabilities: (1) amortizing servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss; or (2) reporting servicing assets or liabilities at fair value at each reporting date and reporting changes in fair value in earnings in the period in which the changes occur. In the event that the first method is selected, SFAS 156 requires an assessment of servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. SFAS 156 further requires additional disclosures for all separately recognized MSR. SFAS 156 is effective as of commencement of the first fiscal year that begins after September 15, 2006. Adoption of SFAS 156 did not have any impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. Other current accounting pronouncements that require or permit fair value measurements will require application of SFAS 157. SFAS 157 does not require any new fair value measurements, however, does change the definition of fair value and the methods used to measure fair value, and expands disclosures about fair value measurements. SFAS 157 emphasizes fair value as a market-based measurement, not an entity-specific measurement. Under SFAS 157, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 further establishes a fair value hierarchy that distinguishes between (1) market participants’ assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participants’ assumptions developed based on the best information available in the circumstances. SFAS 157 also expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. SFA 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Adoption of SFAS 157 is not expected to have a material impact upon the Company's financial condition or results of operations.

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

Certificates of Deposit

Beginning in 2004, the Company began reinvesting prepayments and payments on maturity of securities in the Portfolio in certificates of deposit. As of March 31, 2007, the Company had ten certificates of deposit stated at cost that mature in less than seven months. The aggregate principal value of the certificates of deposit was $465,000,000, representing 44% of the Company’s total assets.

Shift Event

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

The Company has not sold or repledged the collateral; the securities within the Initial Portfolio mature or prepay over time. As they do, the Company recognizes the cash proceeds as a reduction in the receivable arising from payment for securities. The collateral at March 31, 2007 is reported in Note 4 below.

NOTE 4--INVESTMENT SECURITIES

The amortized cost and estimated fair value of the securities were as follows based on management’s prepayment assumptions (in thousands):

March 31, 2007
Non-Collateral	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
Collateralized Mortgage Obligations:
Floating-Rate REMICs	$297		$4	$	---		$301
Fixed-Rate REMICs	---		---		---		---
Mortgage Backed Securities:
Agency ARMs	1,544		---		24		1,520
Agency Hybrid ARMs	3,469		11		33		3,447
Agency DUSs	108,833		1,391		59		110,165
Agency Debentures	394,383		3,095		259		397,219
Total Non-Collateral	$508,526		$4,501		$375		$512,652
Collateral
Collateralized Mortgage Obligations:
Floating-Rate REMICs	$1,830	$	---		$22		$1,808
Fixed-Rate REMICs	---		---		---		---
Mortgage Backed Securities:
Agency ARMs	2,586		---		23		2,563
Agency Hybrid ARMs	3,770		---		87		3,683
Agency DUSs	---		---		---		---
Agency Debentures	---		---		---		---
Total Collateral	$8,186	$	---		$132	$	$ 8,054
March 31, 2007 Total Portfolio	$516,712		$4,501		$507		$520,706

Because the Company has the ability and intent to hold those securities with unrealized losses until a recovery of fair value, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2007.

The breakdown of the Company’s securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below based on management’s prepayment assumptions (actual maturities may differ from maturities shown below due to prepayments) (in thousands):

March 31, 2007
Non-Collateral	Due in 1 year or less		Due after 1 through 5 years		Due after 5 through 10 years		Due after 10 years		Total
Collateralized Mortgage Obligations:
Floating-Rate REMICs	$	---	$	---		$297	$	---	$297
Fixed-Rate REMICs		---		---		---		---	---
Mortgage Backed Securities:
Agency ARMs		198		1,256		---		90	1,544
Agency Hybrid ARMs		---		1,374		1,092		1,003	3,469
Agency DUSs		36,900		71,933		---		---	108,833
Agency Debentures		322,474		71,909		---		---	394,383
Total Non-Collateral		$359,572		$146,472		$1,389		$1,093	$508,526
Collateral
Collateralized Mortgage Obligations:
Floating-Rate REMICs		$6		$1,824	$	---	$	---	$1,830
Fixed-Rate REMICs		---		---		---		---	---
Mortgage Backed Securities:
Agency ARMs		318		1,210		388		670	2,586
Agency Hybrid ARMs		250		3,458		---		62	3,770
Agency DUSs		---		---		---		---	---
Agency Debentures		---		---		---		---	---
Total Collateral		$574		$6,492		$388		$732	$8,186
March 31, 2007 Total Portfolio		$360,146		$152,964		$1,777		$1,825	$516,712

The breakdown of the Company’s securities by category and yield, before the result of hedges, is summarized below:

March 31, 2007	Due in 1 year or less	Due after 1 through 5 years	Due after 5 through 10 years	Due after 10 years	Total	Yield after Hedging
Collateralized Mortgage Obligations:
Floating-Rate REMICs	3.62%	5.53%	5.44%	---%	5.51%	5.51%
Fixed-Rate REMICs	6.74	---	---	---	6.74	4.68
Mortgage Backed Securities:
Agency ARMs	2.64	5.36	6.71	6.70	5.37	5.37
Agency Hybrid ARMs	5.26	5.96	4.96	6.91	5.92	5.92
Agency DUSs	5.61	6.04	---	---	5.89	5.35
Agency Debentures	5.87	6.31	---	---	5.98	5.44
Total	5.89%	6.14%	5.42%	6.82%	5.99%	5.40%

NOTE 5--FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of securities at March 31, 2007 were obtained from independent market sources and are summarized in Note 4. The carrying value of securities, as shown in Note 4, approximates their fair value. The fair value of the receivable arising from payment for securities, pursuant to the application of SFAS 125, as replaced by SFAS 140, was $8,053,843 at March 31, 2007.

The carrying value of cash and cash equivalents, accounts receivable, accrued interest receivable, accrued expenses, and accounts payable approximate fair value due to their short-term nature. The seven certificates of deposits also approximate fair value and mature within six months.

The fair value of the cross currency and interest rate swaps was $(3,040,047) at March 31, 2007 and is reflected in “Other liabilities”.

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

The fair value of the hedging instruments was $(1,331,950) at March 31, 2007, and has been recorded in “Other liabilities”. It has been offset, except for the ineffective portion of the hedge, by the revaluation of the respective hedged investment securities. The fair value of the hedging instruments does not include accrued interest receivable and payable, which are shown separately on the balance sheet. For the three months ended March 31, 2007, the Company also recognized a loss of $2,613,060 in current year to date earnings related to cross currency swaps that no longer meet the requirements of FAS 133 for the hedge effectiveness to qualify as a fair value hedging instrument.

Cash Flow Hedges

For the three months ended March 31, 2007, the Company did not enter into cash flow hedge transactions and it is not the intention of the Company to use interest rate swaps to convert floating rate financial instruments to fixed rate financial instruments as part of a cash flow hedge strategy.

At March 31, 2007, the Company had outstanding interest rate and cross currency swap agreements with a notional principal amount of $298,232,811.

NOTE 7-- RELATED PARTY TRANSACTIONS

The Company entered into a Services Agreement with the Branch on December 5, 1997 pursuant to which the Branch manages the securities portfolio of the Company and performs other administrative functions. Expenses incurred under such Agreement were $159,474 for the period ended March 31, 2007. Under a specific allocation methodology, the costs of personnel servicing the Company is based on actual man-hours devoted to the activities of the Company and remains at arm’s length.

The counterparty to all cross currency and interest rate swaps is BNP PARIBAS. For the three months ended March 31, 2007, interest rate swap income and expense were $5,441,381 and $3,501,014, respectively.

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

Set forth on the following pages is management’s discussion and analysis of the results of operations for the three months ended March 31, 2007 and 2006. Such information should be read in conjunction with our Financial Statements together with the Notes to the Financial Statements.

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

The Company has made an assessment of all its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at March 31, 2007. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period. These instruments qualify for hedge accounting.

Dividends

Dividends on the Series A Preferred Securities, when, as and if declared by the Company’s Board of Directors, are payable semi-annually in arrears on a non-cumulative basis on the fifth day of June and December of each year, commencing June 5, 1998, at a rate per annum of 7.738% of the liquidation preference through and including December 5, 2007. Thereafter, dividends, when, as and if declared by the Company’s Board of Directors, will be payable quarterly in arrears on the third Wednesday of March, June, September, and December of each year and will be calculated on a weekly basis in each quarter at a rate per annum of the liquidation preference equal to 2.8% per annum above one-week LIBOR for the week concerned as determined on the related LIBOR determination date. Holders of Common Securities are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of the Company’s net income not required to be applied to fund dividends with respect to the Series A Preferred Securities. Dividends to the Preferred Security Holders may be paid out of (i) net income, determined without regard to capital gains or losses, and/or (ii) amounts contributed by the Bank or the Branch to the Company’s capital. As of March 31, 2007, the Branch has contributed a total (net of a return of capital) of $21,700,000 of additional paid-in capital, which was used to facilitate the semi-annual payments of dividends to the holders of the Series A Preferred Securities.

The Company has paid dividends on the Series A Preferred Securities as scheduled on each dividend date through and including the dividend date on December 5, 2006. No dividends have been paid on the Common Securities since June 10, 2001, though the Company has paid returns of capital to the Branch of $6,000,000 and $7,000,000 on June 20, 2006 and December 19, 2006, respectively.

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

THREE MONTH PERIOD

Results of Operations

The following discussion pertains to the three months ended March 31, 2007 and March 31, 2006 (the “2007 Period” and the “2006 Period”, respectively).

Revenue

The Company’s net income for the 2007 Period and 2006 Period was $10,556,530 and $12,820,120, respectively.

For the 2007 Period and 2006 Period, the Company had revenues of $13,412,395 and $12,024,053, respectively. These amounts consisted of interest income on the investment securities, the unrealized gain/loss on hedged securities and derivatives used as hedging instruments, net swap revenue, and interest on short-term investments. Interest revenue and expense is a function of the mix of financial instruments owned and hedging activities, the prevailing level of interest rates, and the term structure of our derivatives. The interest revenue in the 2007 Period rose 11.5% compared with the corresponding 2006 Period, principally attributable to an increase in short-term interest rates of the floating rate component of the swaps used as hedging instruments offset by the decrease in the total outstanding swap contracts.

Interest Income and Yields

For the 2007 Period and 2006 Period interest on the securities in the Portfolio amounted to $6,358,611 and $8,311,940, respectively, representing an aggregate yield of 5.99% and 5.93%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows (yield based on average amortized cost):

	2007 Period		2006 Period
Floating-Rate REMICs	$30,203	5.51%	$33,390	4.44%
Fixed-Rate REMICs	$347,278	6.74%	$520,918	6.74%
Agency ARMs	$57,046	5.37%	$86,020	4.94%
Agency Hybrid ARMs	$109,418	5.92%	$149,276	5.40%
Agency DUS	$1,652,125	5.89%	$2,776,106	6.09%
Agency Debentures	$4,162,540	5.98%	$4,746,230	3.76%

The yield on Agency Debentures is based on U.S. dollar denominated securities, which excludes the Japanese Yen denominated securities.

During the 2007 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICs were approximately 5.35%, 5.44% and 4.68%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities. During the 2006 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICS were approximately 4.38%, 5.08% and 4.56%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities.

The Company also recorded interest income from short-term investments for the 2007 Period and 2006 Period of $5,113,417 and $2,919,769, respectively.

These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio, (ii) prepayments of principal pending their reinvestment and (iii) short-term investments classified as cash equivalents. The Company began reinvesting prepayments in certificate of deposits in fourth quarter of 2004.

Operating Expenses

Operating expenses for the 2007 Period and 2006 Period totaled $242,805 and $228,341, respectively. Operating expenses consisted largely of fees paid to the Branch under the Services Agreement, fees to Citibank as Trustee, consulting fees and audit fees. The cost of Branch personnel servicing the Company is based on actual man-hours devoted to the activities of the Company and remains at arm’s length. Expenses incurred under the Services Agreement for the 2007 Period and 2006 Period totaled $159,474 and $154,696, respectively.

Financial Condition

Portfolio

The average amortized cost of the Portfolio during the 2007 Period and 2006 Period was $614,336,501 and $739,151,754, respectively. This reflects the following prepayments and reinvestments:

PREPAYMENTS	2007 Period	2006 Period
Floating-Rate REMICs	$189,568		$271,797
Fixed-Rate REMICs	$30,915,000	$	---
Agency ARMs	$472,783		$365,984
Agency Hybrid ARMs	$582,125		$502,228
Agency DUS	$10,759,100		$51,927,233
Agency Debentures	$110,000,000	$	---

REINVESTMENTS	2007 Period		2006 Period
Floating-Rate REMICs	$	---	$	---
Fixed-Rate REMICs	$	---	$	---
Agency ARMs	$	---	$	---
Agency Hybrid ARMs	$	---	$	---
Agency DUS	$	---	$	---
Agency Debentures	$	---	$	---

Receivable Arising from Payment for Securities

Due to the potential consequences of a Shift Event (as defined in Item 1 Note 2 to Financial Statements), the Company’s purchase of the Initial Portfolio (as defined in Item 1 herein) from the Branch did not meet certain SFAS 125, as replaced by SFAS 140, sale accounting requirements. Accordingly, the Company recorded at December 5, 1997 a receivable for the consideration paid to the Branch for the Initial Portfolio treated as collateral. As a legal and economic matter, however, there is no such receivable since (a) neither the Bank nor the Branch has any obligation to repay any part of the purchase price for the Initial Portfolio or to repurchase or redeem any of the securities included therein, and (b) the Company has no obligation to return any of such securities to the Bank or the Branch (except in the limited circumstances and to the extent that the occurrence of a Shift Event under the Charter would require the transfer of any assets held by the Company at the time). As the securities in the Initial Portfolio are paid, the receivable will be deemed to be realized by an amount corresponding to the amount of the payments received. At March 31, 2007, the receivable arising from payment for securities amounted to $8,185,621. The decrease in the amount of such receivable reflects the prepayment of securities in the Initial Portfolio. The Company recognized the cash proceeds of such prepayments as a reduction in the receivable. Such decreases in the receivable did not affect the Company’s results of operations or cash flow. Disclosures required under SFAS 125, as replaced by SFAS 140, are included in Note 3 to Financial Statements.

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

Increases in prevailing interest rates through August, 2006 and their relative stabilization since then have increased the Company’s income compared to prior periods, through the floating rate component of the portfolio, which is mainly indexed on short term rates, such as one-month and three month LIBOR. Increasing interest rates make the pre-payment of the loans underlying the mortgage-backed securities in the Portfolio less likely, making it more likely that such securities will be held to maturity without redemption. This situation should stabilize the structure of the portfolio to its natural pre-payment trend; however, sporadic large pre-payments can still occur at current mortgage rate levels and no assurances can be given that interest rates will not decrease.

BNP PARIBAS Group's total and Tier 1 risk-based capital ratios at March 31, 2007 were 10.4% and 7.4%,, which are well above the minimum standards required by French banking regulations, currently 8% for total risk-based capital and 4% for Tier 1 risk-based capital. A “Shift Event” would occur if BNP PARIBAS’ risk-based capital fell below these minimum standards of 8% and 4%, respectively. See Note 2 of the attached financial statements for a detailed explanation of “Shift Events”.

Accounting and Reporting Developments

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155 “Accounting for Certain Hybrid Instruments, an amendment of FASB Statement No. 133 and 140” (“SFAS 155”). SFAS 155 contains a variety of provisions which address fair value of hybrid financial instruments containing an embedded derivative, clarifies which interest only and principal only strips are not subject to SFAS 133, establishes requirements to evaluate securitized financial assets to identify embedded derivatives and addresses certain aspects of SFAS 140 regarding qualifying special purpose entities and their holding of certain derivative financial instruments. SFAS 155 is effective for fiscal years beginning after September 15, 2006. Adoption of SFAS 155 did not have any impact upon the Company's financial condition or results of operations, since the Company only holds freestanding derivatives.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"). The Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to accounting for separately recognized Mortgage Servicing Rights (“MSR”). SFAS 156 requires all separately recognized MSR to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and liabilities: (1) amortizing servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss; or (2) reporting servicing assets or liabilities at fair value at each reporting date and reporting changes in fair value in earnings in the period in which the changes occur. In the event that the first method is selected, SFAS 156 requires an assessment of servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. SFAS 156 further requires additional disclosures for all separately recognized MSR. SFAS 156 is effective as of commencement of the first fiscal year that begins after September 15, 2006. Adoption of SFAS 156 did not have any impact on the Company’s financial condition or results of operations.

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

The outstanding principal amount and estimated fair value of the Company’s investments as of March 31, 2007, by each category of investment, is depicted in the Financial Statements.

Interest Rate Risk

The Company’s income consists primarily of interest payments on collateralized mortgage obligations, mortgage-backed securities, agency debentures and agency DUSs. Currently, the Company uses derivative products to manage a portion of its interest rate risk.

Increases in prevailing interest rates through August, 2006 and their relative stabilization since then have increased the Company’s income compared to prior periods, through the floating rate component of the portfolio, which is mainly indexed on short term rates, such as one-month and three month LIBOR. Increasing interest rates make the pre-payment of the loans underlying the mortgage-backed securities in the Portfolio less likely, making it more likely that such securities will be held to maturity without redemption. This situation should stabilize the structure of the portfolio to its natural pre-payment trend; however, sporadic large pre-payments can still occur at current mortgage rate levels and no assurances can be given that interest rates will not decrease.

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

The Company is a party to ten interest rate swaps and six cross currency swaps, all with BNP PARIBAS as counterparty, as set out in the table below. In all but one of these swaps, the Company pays a fixed coupon and receives floating rate payments on the notional balances. The notional amount of each swap is tied to the outstanding principal of the securities they hedge. The maturity dates of the swaps reflect the maturity of these securities. However, the maturity dates maybe earlier due to prepayments on some of these securities.

Trade Date	Maturity Date	Fixed Rate	Receive Rate	Fair Value at March 31, 2007 (in 000’s)	Notional Balance (in 000’s)
February 25, 1999	February 25, 2009	U.S. 5.95	U.S. One Month LIBOR Plus Three Basis Points	(197)	14,410
June 25, 1999	June 25, 2009	U.S. 6.06	U.S. One Month LIBOR Plus Three and Half Basis Points	(319)	15,584
July 1, 1999	June 25, 2009	U.S. 6.39	U.S. One Month LIBOR Plus Three and Half Basis Points	(434)	14,693
September 27, 1999	March 25, 2009	U.S. 5.858	U.S. One Month LIBOR Plus Four Basis Points	(219)	15,192
June 26, 2000	October 1, 2008	U.S. 6.26	U.S. One Month LIBOR	(36)	4,209
October 2, 2000	July 1, 2007	U.S. 7.405	U.S. One Month LIBOR Minus Two Basis Points	(49)	7,224
March 25, 2001	October 25, 2007	U.S. 6.94	U.S. One Month LIBOR Plus Two Basis Points	---	964
August 25, 2002	August 25, 2007	U.S. 4.90	U.S. One Month LIBOR Plus Five Basis Points	59	26,500
March 21, 2003	February 25, 2009	U.S. 5.945	U.S. One Month LIBOR Plus Nine Basis Points	(122)	7,845
August 1, 2003	October 25, 2007	U.S. 6.812	U.S. One Month LIBOR Plus Ten Basis Points	(15)	2,212

Total Swaps- Fair Value Hedges				$(1,332)	$108,833
November 25, 1998	March 26, 2008	JPY 1.75	U.S. Three Month LIBOR Plus Six Basis Points	(902)	42,000
November 25, 1998	October 9, 2007	JPY 2.125	U.S. Three Month LIBOR Plus Six Basis Points	(1,616)	58,000
March 29, 1999	October 9, 2007	JPY 2.125	U.S. Three Month LIBOR Minus Two and Half Basis Points	57	30,000
April 6, 1999	October 9, 2007	JPY 2.125	U.S. Three Month LIBOR Minus One Basis Point	(726)	26,400
November 2, 2000	October 9, 2007	JPY 2.125	U.S. Three Month LIBOR Minus Two Basis Points	1,155	15,000
January 17, 2001	March 26, 2008	JPY 1.750	U.S. 5.80	324	18,000

Other Swap				$(1,708)	$189,400
Total Swap Portfolio (Other liabilities)				$(3,040)	$298,233

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

The breakdown of the Company’s securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below based on management’s prepayment assumptions (actual maturities may differ from maturities shown below due to prepayments) (in thousands):

March 31, 2007

Non-Collateral	Due In 2007		Due after 2007		Due after 2008		Due after 2009		Due After 2010		Due After 2011		Total

Fixed-Rate Instruments:
Fixed-Rate REMICs	$	---	$	---	$	---	$	---	$	---	$	---	$	---
Agency DUS		36,900		27,462		44,471		---		---		---		108,833
Agency Debentures		262,408		131,975		---		---		---		---		394,383
Total Fixed-Rate Instruments		299,308		159,437		44,471		---		---		---		503,216

Floating-Rate Instruments:
Floating-Rate REMICs		---		---		---		---		---		297		297
Agency ARMs		---		489		---		965		---		90		1,544
Agency Hybrid ARMs		---		---		---		1,374		---		2,095		3,469
Total Floating-Rate Instruments		---		489		---		2,339		---		2,482		5,310

Total Non-Collateral		$299,308		$159,926		$44,471		$2,339	$	---		$2,482		$508,526
Collateral
Fixed-Rate Instruments:
Fixed-Rate REMICs	$	---	$	---	$	---	$	---	$	---	$	---	$	---
Agency DUS		---		---		---		---		---		---		---
Agency Debentures		---		---		---		---		---		---		---
Total Fixed-Rate Instruments		---		---		---		---		---		---		---

Floating-Rate Instruments:
Floating-Rate REMICs		6		---		1,043		781		---		---		1,830
Agency ARMs		87		660		---		---		781		1,058		2,586
Agency Hybrid ARMs		250		---		1,378		981		1,099		62		3,770
Total Floating-Rate Instruments		343		660		2,421		1,762		1,880		1,120		8,186

Total Collateral		$343		$660		$2,421		$1,762		$1,880		$1,120		$8,186
March 31, 2007 Total Portfolio		$299,651		$160,586		$46,892		$4,101		$1,880		$3,602		$516,712

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the Company’s evaluation, the President and Chief Financial Officer concluded that the disclosure controls and procedures are effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There has been no change in the Company’s internal control over financial reporting that occurred during the third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BNP U.S. FUNDING L.L.C.
Registrant

Date: May 15, 2007	By:	/s/ Martine Billeaud
Martine Billeaud
President and Director

Date: May 15, 2007	By:	/s/ Thomas Clyne
Thomas Clyne
Chief Financial Officer and Director