Form 10-Q
period 2007-06-30
BNP US FUNDING LLC
filed 2007-08-14
CIK 1054659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

All outstanding shares of Common Stock were held by BNP Paribas at June 30, 2007.

The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on August 14, 2007, was as follows:

Class	Number of Shares
Common Stock, $10,000 per share par value	53,011

Form 10-Q Index

Part I
Item 1.
FINANCIAL STATEMENTS

BNP U.S. FUNDING L.L.C.

BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2007	December 31, 2006
	(unaudited)	(audited)
ASSETS

Cash and cash equivalents	$27,173	$26,821

Certificates of deposit	505,000	325,000

Investment securities (Note 4)
Available-for-sale, at fair value	473,921	666,209

Receivable arising from payment for securities, pursuant to the application of SFAS 125, as replaced by SFAS 140 (Note 3), at amortized cost	7,446	9,127

Accounts receivable	34	11

Accrued interest receivable	16,977	17,224

Other assets	7,511	-

TOTAL ASSETS	$1,038,062	$1,044,392

LIABILITIES

Accrued interest payable	$89	$2,247
Accrued expenses	220	126
Other liabilities	-	2,839

TOTAL LIABILITIES	309	5,212

Redeemable common securities, par value and redeemable value $10,000 per security; 150,000 securities authorized, 53,011 securities issued and outstanding	530,110	530,110

Preferred securities, liquidation preference $10,000 per security; 150,000 securities authorized, 50,000 securities issued and outstanding	500,000	500,000

Additional paid-in capital	803	803
Accumulated other comprehensive loss	(20,107)	(11,457)
Retained earnings	26,947	19,724

TOTAL REDEEMABLE COMMON SECURITIES, PREFERRED SECURITIES AND SECURITYHOLDERS’ EQUITY	1,037,753	1,039,180

TOTAL LIABILITIES AND TOTAL REDEEMABLE COMMON SECURITIES, PREFERRED SECURITIES AND SECURITYHOLDERS’ EQUITY	$1,038,062	$1,044,392

See Notes to Financial Statements.

BNP U.S. FUNDING L.L.C.

STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
INTEREST INCOME	2007	2006	2007	2006

Collateralized Mortgage Obligations:
Floating-Rate REMICs	$28	$36	$59	$70
Fixed-Rate REMICs	7	391	248	744
Mortgage Backed Securities:
Agency ARMs	50	59	106	145
Agency Hybrid ARMs	104	120	213	269
Agency DUSs	1,336	2,022	2,836	4,017
Agency Debentures	5,753	6,654	12,114	13,142
Interest on deposits	7,032	3,408	12,146	6,327

Total	14,310	12,690	27,722	24,714

NONINTEREST INCOME (EXPENSE)

Other financial instrument	9,913	(4,121)	7,300	(3,097)

NONINTEREST (EXPENSE)

Fees and expenses	(212)	(196)	(454)	(424)
	9,701	(4,317)	6,846	(3,521)

NET INCOME APPLICABLE TO PREFERRED AND REDEEMABLE COMMON SECURITIES	$24,011	$8,373	$34,568	$21,193

NET INCOME (LOSS) PER REDEEMABLE COMMON SECURITY	$88.03	$(206.97)	$287.17	$34.86

See Notes to Financial Statements.

BNP U.S. FUNDING L.L.C.

STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

NET INCOME	$24,011	$8,373	$34,568	$21,193

OTHER COMPREHENSIVE INCOME (LOSS)

Net change in unrealized gain (loss) in fair value of available-for-sale securities that are not treated as collateral and that are not hedged by derivative instruments	(9,651)	3,253	(8,650)	(1,208)

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(9,651)	3,253	(8,650)	(1,208)

COMPREHENSIVE INCOME	$14,360	$11,626	$25,918	$19,985

See Notes to Financial Statements.

BNP U.S. FUNDING L.L.C.

STATEMENT OF CHANGES IN REDEEMABLE COMMON SECURITIES,
PREFERRED SECURITIES AND SECURITYHOLDERS' EQUITY (UNAUDITED)
(in thousands)

For the Six Months Ended June 30, 2007
						Total
						Redeemable
				Accumulated		Common Securities,
	Redeemable		Additional	Other		Preferred Securities
	Common	Preferred	Paid-in	Comprehensive	Retained	and Securityholders'
	Securities	Securities	Capital	Income	Earnings	Equity

Balance at December 31, 2006	$530,110	$500,000	$803	$(11,457)	$19,724	$1,039,180

Net income					10,557	10,557
Other comprehensive income				1,001		1,001

Balance at March 31, 2007	$530,110	$500,000	$803	$(10,456)	$30,281	$1,050,738

Net income					24,011	24,011
Other comprehensive loss				(9,651)		(9,651)
Return of Capital to Common Shareholder					(8,000)	(8,000)
Dividends paid - preferred securities					(19,345)	(19,345)

Balance at June 30, 2007	$530,110	$500,000	$803	$(20,107)	$26,947	$1,037,753

See Notes to the Financial Statements.

BNP U.S. FUNDING L.L.C.

STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES

Net income	$34,568	$21,193
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization	338	366
Loss (gain) on other financial instrument	(7,300)	3,097
Changes in assets and liabilities:
Interest receivable	247	(5,669)
Accounts receivable	(23)	(139)
Accrued expenses	94	87
Accrued interest payable	(2,158)	(108)
Net cash provided by operating activities	25,766	18,827

INVESTING ACTIVITIES

Purchases of certificate of deposits	(180,000)	(70,000)
Proceeds from principal payments of securities,
not treated as collateral	180,291	76,892
Proceeds from principal payments of securities,
treated as collateral	1,640	2,418
Net cash provided by investing activities	1,931	9,310

FINANCING ACTIVITIES

Return of capital	(8,000)	(6,000)
Cash dividends - preferred securities	(19,345)	(19,345)
	(27,345)	(25,345)
Net cash used in financing activities

NET INCREASE IN CASH AND CASH EQUIVALENTS	352	2,792

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,821	19,485

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,173	$22,277

NONCASH FINANCING AND INVESTING ACTIVITIES

Decrease in receivable arising from payment for securities, pursuant
to the application of SFAS 125, as replaced by SFAS 140 (Note 3)	$1,640	$2,418

SUPPLEMENTAL CASH FLOW INFORMATION

Swap interest paid	$4,561	$6,715

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

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

The Company was initially capitalized on October 14, 1997, with the issuance to the Branch of one share of the Company’s redeemable common securities, $10,000 par value (the “Common Securities”). On December 5, 1997 (inception), the Company commenced operations concurrent with the issuance of 50,000 noncumulative preferred securities, Series A, liquidation preference $10,000 per security (the “Series A Preferred Securities”), to qualified institutional buyers, and the issuance of an additional 53,010 Common Securities to the Branch. These issuances raised in the aggregate $1,030,115,873 of net capital (including $5,873 of additional paid-in capital). This entire amount was used to acquire a portfolio of debt securities (the “Initial Portfolio”) at their fair values from the Branch. The Branch contributed additional paid-in capital of $3,000,000, $5,500,000, $7,500,000, $8,500,000, $6,800,000 and $3,400,000 on December 3, 2002, June 3, 2003, December 3, 2003, June 3, 2004, December 2, 2004 and June 2, 2005, respectively. On June 20, 2006, December 19, 2006 and June 15, 2007, the Company repaid $6,000,000, $7,000,000 and $8,000,000 of these contributions, respectively.

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

The Company has made an assessment of all its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at June 30, 2007. As part of its asset management activities, the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period. These instruments qualify for hedge accounting.

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

The Company has made an assessment of all its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at June 30, 2007. As part of its asset management activities, the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 155 “Accounting for Certain Hybrid Instruments, an amendment of FASB Statement No. 133 and 140” (“SFAS 155”). SFAS 155 contains a variety of provisions which address fair value of hybrid financial instruments containing an embedded derivative, clarifies which interest only and principal only strips are not subject to SFAS 133, establishes requirements to evaluate securitized financial assets to identify embedded derivatives and addresses certain aspects of SFAS 140 regarding qualifying special purpose entities and their holding of certain derivative financial instruments. SFAS 155 is effective for fiscal years beginning after September 15, 2006. Adoption of SFAS 155 did not have any impact upon the Company's financial condition or results of operations, since the Company only holds freestanding derivatives.

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

Certificates of Deposits

Beginning in 2004, the Company began reinvesting prepayments and payments on maturity of securities in the Portfolio in certificates of deposit. As of June 30, 2007, the Company had twelve certificates of deposit stated at cost that mature in less than five months. The aggregate principal value of the certificates of deposit was $505,000,000, representing 49% of the Company’s total assets.

Shift Event

A “Shift Event” would be deemed to have occurred if (i) the Bank’s total risk-based capital ratio or Tier 1 risk-based capital ratio were to decline below the minimum percentages required by French banking regulations, (ii) the Bank were to become subject to certain specified receivership proceedings or (iii) the French Banking Commission (Commission Bancaire), in its sole discretion, were to notify the Bank and the Company that it has determined that the Bank’s financial condition was deteriorating such that either of the foregoing clauses (i) or (ii) would apply in the near term. French banking regulations currently require French banks to maintain a minimum total risk-based capital ratio of at least 8.0% and a minimum Tier 1 risk-based capital ratio of at least 4.0%. At June 30, 2007, BNP PARIBAS Group's total and Tier 1 risk-based capital ratios were 10.2% and 7.2%, respectively.

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

The Company has not sold or repledged the collateral; the securities within the Initial Portfolio mature or prepay over time. As they do, the Company recognizes the cash proceeds as a reduction in the receivable arising from payment for securities. The collateral at June 30, 2007 is reported in Note 4 below.

NOTE 4--INVESTMENT SECURITIES

The amortized cost and estimated fair value of the securities were as follows based on management’s prepayment assumptions (in thousands):

June 30, 2007

Non-Collateral	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
Collateralized Mortgage Obligations:
Floating-Rate REMICs	$279	$	---	$	---	$279
Fixed-Rate REMICs	---		---		---	---
Mortgage Backed Securities:
Agency ARMs	1,482		---		25	1,457
Agency Hybrid ARMs	3,223		4		25	3,202
Agency DUSs	92,986		725		31	93,680
Agency Debentures	382,114		633		7,444	375,303
Total Non-Collateral	$480,084		$1,362		$7,525	$473,921
Collateral
Collateralized Mortgage Obligations:
Floating-Rate REMICs	$1,711		$4		$19	$1,696
Fixed-Rate REMICs	---		---		---	---
Mortgage Backed Securities:
Agency ARMs	2,191		---		20	2,171
Agency Hybrid ARMs	3,544		---		96	3,448
Agency DUSs	---		---		---	---
Agency Debentures	---		---		---	---
Total Collateral	$7,446		$4		$135	$7,315
June 30, 2007 Total Portfolio	$487,530		$1,366		$7,660	$481,236

Because the Company has the ability and intent to hold those securities with unrealized losses until a recovery of fair value, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2007. The unrealized losses are due to the fluctuation in interest rates and are not the result of a decrease in the credit ratings of the securities in the Portfolio.

The breakdown of the Company’s securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below based on management’s prepayment assumptions (actual maturities may differ from maturities shown below due to prepayments) (in thousands):

June 30, 2007

Non-Collateral	Due in 1 year or less		Due after 1 through 5 years	Due after 5 through 10 years		Due after 10 years		Total
Collateralized Mortgage Obligations:
Floating-Rate REMICs	$	---	$279	$	---	$	---	$279
Fixed-Rate REMICs		---	---		---		---	---
Mortgage Backed Securities:
Agency ARMs		---	1,195		---		287	1,482
Agency Hybrid ARMs		---	1,309		1,067		847	3,223
Agency DUSs		28,701	64,285		---		---	92,986
Agency Debentures		382,114	---		---		---	382,114
Total Non-Collateral		$410,815	$67,068		$1,067		$1,134	$480,084
Collateral
Collateralized Mortgage Obligations:
Floating-Rate REMICs	$	---	$1,711	$	---	$	---	$1,711
Fixed-Rate REMICs		---	---		---		---	---
Mortgage Backed Securities:
Agency ARMs		242	1,072		380		497	2,191
Agency Hybrid ARMs		---	1,784		1,089		671	3,544
Agency DUSs		---	---		---		---	---
Agency Debentures		---	---		---		---	---
Total Collateral		$242	$4,567		$1,469		$1,168	$7,446
June 30, 2007 Total Portfolio		$411,057	$71,635		$2,536		$2,302	$487,530

The breakdown of the Company’s securities by category and yield, before the result of hedges, is summarized below:

June 30, 2007	Due in 1 year or less	Due after 1 through 5 years	Due after 5 through 10 years	Due after 10 years	Total	Yield after Hedging
Collateralized Mortgage Obligations:
Floating-Rate REMICs	3.08%	5.56%	---%	---%	5.56%	5.56%
Fixed-Rate REMICs	6.74	---	---	---	6.74	4.82
Mortgage Backed Securities:
Agency ARMs	0.24	5.49	6.84	6.79	5.30	5.30
Agency Hybrid ARMs	---	5.67	5.76	6.98	5.98	5.98
Agency DUSs	5.14	6.07	---	---	5.71	5.28
Agency Debentures	6.04	---	---	---	6.04	5.65
Total	5.93%	6.02%	5.92%	6.92%	5.95%	5.56%

NOTE 5--FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of securities at June 30, 2007 were obtained from independent market sources and are summarized in Note 4. The carrying value of securities, as shown in Note 4, approximates their fair value. The fair value of the receivable arising from payment for securities, pursuant to the application of SFAS 125, as replaced by SFAS 140, was $7,315,119 at June 30, 2007. The carrying value of cash and cash equivalents, accounts receivable, accrued interest receivable, accrued expenses, and accounts payable approximate fair value due to their short-term nature. The twelve certificates of deposits also approximate fair value and mature within five months.

The fair value of the cross currency and interest rate swaps was $7,511,323 at June 30, 2007 and is reflected in “Other assets”.

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

The fair value of the hedging instruments was $(694,077) at June 30, 2007, and has been recorded in “Other liabilities”. It has been offset, except for the ineffective portion of the hedge, by the revaluation of the respective hedged investment securities. The fair value of the hedging instruments does not include accrued interest receivable and payable, which are shown separately on the balance sheet. For the six months ended June 30, 2007, the Company also recognized a gain of $7,300,436 in current year to date earnings related to cross currency swaps that no longer meet the requirements of FAS 133 for the hedge effectiveness to qualify as a fair value hedging instrument.

Cash Flow Hedges

For the six months ended June 30, 2007, the Company did not enter into cash flow hedge transactions and it is not the intention of the Company to use interest rate swaps to convert floating rate financial instruments to fixed rate financial instruments as part of a cash flow hedge strategy.

At June 30, 2007, the Company had outstanding interest rate and cross currency swap agreements with a notional principal amount of $282,385,875.

NOTE 7-- RELATED PARTY TRANSACTIONS

The Company entered into a Services Agreement with the Branch on December 5, 1997 pursuant to which the Branch manages the securities portfolio of the Company and performs other administrative functions. Expenses incurred under such Agreement were $319,755 for the period ended June 30, 2007. Under a specific allocation methodology, the costs of personnel servicing the Company is based on actual man-hours devoted to the activities of the Company and remains at arm’s length.

The counterparty to all cross currency and interest rate swaps is BNP PARIBAS. For the six months ended June 30, 2007, interest rate swap income and expense were $9,439,447 and $4,890,618, respectively.

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

Set forth on the following pages is management’s discussion and analysis of the results of operations for the six and three months ended June 30, 2007 and 2006. Such information should be read in conjunction with our Financial Statements together with the Notes to the Financial Statements.

GENERAL

The Company was formed on October 14, 1997, with the issuance of one share to the Branch and commenced operations on December 5, 1997, by the sale to qualified institutional buyers of 50,000 Series A Preferred Securities and the sale to the Branch of 53,010 Common Securities. Together, such sales raised net capital of $1,030,115,873, which the Company used to purchase the Initial Portfolio from the Branch. The Branch contributed $3,400,000, $6,800,000, $8,500,000, $7,500,000, $5,500,000, and $3,000,000 of additional paid-in capital on June 2, 2005, December 2, 2004, June 3, 2004, December 3, 2003, June 3, 2003 and December 3, 2002, respectively. On June 20, 2006, December 19, 2006 and June 15, 2007, the Company repaid $6,000,000, $7,000,000 and $8,000,000 of these contributions, respectively.

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

The Company has made an assessment of all its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at June 30, 2007. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period. These instruments qualify for hedge accounting.

Dividends

Dividends on the Series A Preferred Securities, when, as and if declared by the Company’s Board of Directors, are payable semi-annually in arrears on a non-cumulative basis on the fifth day of June and December of each year, commencing June 5, 1998, at a rate per annum of 7.738% of the liquidation preference through and including December 5, 2007. Thereafter, dividends, when, as and if declared by the Company’s Board of Directors, will be payable quarterly in arrears on the third Wednesday of March, June, September, and December of each year and will be calculated on a weekly basis in each quarter at a rate per annum of the liquidation preference equal to 2.8% per annum above one-week LIBOR for the week concerned as determined on the related LIBOR determination date. Holders of Common Securities are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of the Company’s net income not required to be applied to fund dividends with respect to the Series A Preferred Securities. Dividends to the Preferred Security Holders may be paid out of (i) net income, determined without regard to capital gains or losses, and/or (ii) amounts contributed by the Bank or the Branch to the Company’s capital. As of June 30, 2007, the Branch has contributed a total (net of a return of capital) of $13,700,000 of additional paid-in capital, which was used to facilitate the semi-annual payments of dividends to the holders of the Series A Preferred Securities.

The Company has paid dividends on the Series A Preferred Securities as scheduled on each dividend date through and including the June 5, 2007 payment date. The Company has not paid dividends to the Common Securities holders since June 10, 2001, although the Company has returned additional capital contributions to the Branch of $6,000,000, $7,000,000 and $8,000,000 on June 20, 2006, December 19, 2006 and June 15, 2007, respectively.

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

SIX MONTH PERIOD

Results of Operations

The following discussion pertains to the six months ended June 30, 2007 and June 30, 2006 (the “2007 Period” and the “2006 Period”, respectively).

Revenue

The Company’s net income for the 2007 Period and 2006 Period was $34,568,245 and $21,193,179, respectively.

For the 2007 Period and 2006 Period, the Company had revenues of $27,722,301 and $24,714,177, respectively. These amounts consisted of interest income on the investment securities, the unrealized gain/loss on hedged securities and derivatives used as hedging instruments, net swap revenue, and interest on short-term investments. Interest revenue and expense is a function of the mix of financial instruments owned and hedging activities, the prevailing level of interest rates, and the term structure of our derivatives. The net interest revenue in the 2007 Period rose 12% compared with the corresponding 2006 Period, principally attributable to an increase in short-term interest rates of the floating rate component of the swaps used as hedging instruments coupled with the decrease in the total outstanding swap contracts.

The company normally declares and pays dividends in June and December of each fiscal year. The Company has declared and paid dividends for the 2007 and 2006 fiscal years as follows:

Security	Amount	Date Paid
Series A Preferred	$19,345,000	June 05, 2007
Series A Preferred	$19,345,000	December 05, 2006
Series A Preferred	$19,345,000	June 05, 2006

Interest Income and Yields

For the 2007 Period and 2006 Period interest on the securities in the Portfolio amounted to $11,027,606 and $16,256,306, respectively, representing an aggregate yield of 5.95% and 6.02%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows (yield based on average amortized cost):

	2007 Period		2006 Period
Floating-Rate REMICs	$58,649	5.56%	$69,655	4.82%
Fixed-Rate REMICs	$347,278	6.74%	$1,041,835	6.74%
Agency ARMs	$106,601	5.30%	$144,978	4.49%
Agency Hybrid ARMs	$213,001	5.98%	$269,112	5.08%
Agency DUS	$3,070,073	5.71%	$5,239,460	6.01%
Agency Debentures	$7,232,004	6.04%	$9,491,266	6.02%

The yield on Agency Debentures is based on U.S. dollar denominated securities, which excludes the Japanese Yen denominated securities.

During the 2007 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICs were approximately 5.28%, 5.65% and 4.82%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities. During the 2006 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICS were approximately 4.61%, 5.21% and 4.81%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities.

The Company also recorded interest income from short-term investments for the 2007 Period and 2006 Period of $12,145,866 and $6,327,487, respectively.

These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio, (ii) prepayments of principal pending their reinvestment and (iii) short-term investments classified as cash equivalents. The Company began reinvesting prepayments in certificate of deposits in fourth quarter of 2004.

Operating Expenses

Operating expenses for the 2007 Period and 2006 Period totaled $454,492 and $424,069, respectively. Operating expenses consisted largely of fees paid to the Branch under the Services Agreement, fees to Citibank as Trustee, consulting fees and audit fees. The cost of Branch personnel servicing the Company is based on actual man-hours devoted to the activities of the Company and remains at arm’s length. Expenses incurred under the Services Agreement for the 2007 Period and 2006 Period totaled $319,755 and $276,951, respectively.

Financial Condition

Portfolio

The average amortized cost of the Portfolio during the 2007 Period and 2006 Period was $560,099,300 and $730,079,639, respectively. This reflects the following prepayments and reinvestments:

PREPAYMENTS	2007 Period	2006 Period
Floating-Rate REMICs	$325,952		$406,652
Fixed-Rate REMICs	$30,915,000	$	---
Agency ARMs	$918,828		$1,527,205
Agency Hybrid ARMs	$1,040,409		$1,714,211
Agency DUS	$26,606,037		$75,498,454
Agency Debentures	$122,125,000	$	---

REINVESTMENTS	2007 Period		2006 Period
Floating-Rate REMICs	$	---	$	---
Fixed-Rate REMICs	$	---	$	---
Agency ARMs	$	---	$	---
Agency Hybrid ARMs	$	---	$	---
Agency DUS	$	---	$	---
Agency Debentures	$	---	$	---

As of June 30, 2007 and 2006, as calculated by aggregate amortized cost, approximately 21.62% and 28.80%, respectively, of the Portfolio consisted of collateralized mortgage obligations (Floating-Rate REMICs and Fixed-Rate REMICs) and mortgage backed securities (Agency ARMs, Agency Hybrid ARMs and Agency DUSs), and approximately 78.38% and 71.20%, respectively, consisted of Agency Debentures. As of June 30, 2007 and 2006, floating rate securities accounted for approximately 2.55% and 2.55%, respectively, of the Portfolio’s collateralized mortgage obligations and mortgage backed securities. In addition, a significant portion of the Agency Debentures and the Agency DUSs are hedged so that in all but one case, the fixed interest rates received on the bonds are converted into prevailing floating rates.

The aggregate market value of the securities in the Portfolio as of June 30, 2007 was lower than the amortized cost by 1.29%, as a result of a net increase in interest rates from the time of their original purchase. In 2006, however, the aggregate market value of the securities in the Portfolio was higher than the amortized cost by approximately by 1.99%, as a result of a net decrease in interest rates from the time of their original purchase. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statements of Income, pursuant to application of SFAS 133 (Note 2 to Financial Statements). Unrealized gains and losses on the non-hedged securities are reported as a component of Other Comprehensive Income (Loss).

THREE MONTH PERIOD

Results of Operations

The following discussion pertains to the three months ended June 30, 2007 and June 30, 2006 (the “2007 Period” and the “2006 Period”, respectively).

Revenue

The Company’s net income for the 2007 Period and 2006 Period was $24,011,721 and $8,373,059, respectively.

For the 2007 Period and 2006 Period, the Company had revenues of $14,309,912 and $12,690,124, respectively. These amounts consisted of interest income on the investment securities, the unrealized gain/loss on hedged securities and derivatives used as hedging instruments, net swap revenue, and interest on short-term investments. Interest revenue and expense is a function of the mix of financial instruments owned and hedging activities, the prevailing level of interest rates, and the term structure of our derivatives. The net interest revenue in the 2007 Period rose 12.8% compared with the corresponding 2006 Period, principally attributable to an increase in short-term interest rates of the floating rate component of the swaps used as hedging instruments coupled with the decrease in the total outstanding swap contracts.

Interest Income and Yields

For the 2007 Period and 2006 Period interest on the securities in the Portfolio amounted to $4,668,994 and $7,944,365, respectively, representing an aggregate yield of 5.90% and 4.41%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows (yield based on average amortized cost):

	2007 Period			2006 Period
Floating-Rate REMICs		$28,446	5.61%	$36,265	5.23%
Fixed-Rate REMICs	$	---	---%	$520,918	6.74%
Agency ARMs		$49,554	5.22%	$58,958	3.95%
Agency Hybrid ARMs		$103,583	6.04%	$119,835	4.73%
Agency DUS		$1,417,948	5.51%	$2,463,354	5.92%
Agency Debentures		$3,069,463	6.11%	$4,745,035	6.02%

The yield on Agency Debentures is based on U.S. dollar denominated securities, which excludes the Japanese Yen denominated securities.

During the 2007 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICs were approximately 5.19%, 5.90% and 0%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities. During the 2006 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICS were approximately 4.86%, 5.33% and 5.06%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities.

The Company also recorded interest income from short-term investments for the 2007 Period and 2006 Period of $7,032,450 and $3,407,718, respectively.

These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio, (ii) prepayments of principal pending their reinvestment and (iii) short-term investments classified as cash equivalents. The Company began reinvesting prepayments in certificate of deposits in fourth quarter of 2004.

Operating Expenses

Operating expenses for the 2007 Period and 2006 Period totaled $211,687 and $195,728, respectively. Operating expenses consisted largely of fees paid to the Branch under the Services Agreement, fees to Citibank as Trustee, consulting fees and audit fees. The cost of Branch personnel servicing the Company is based on actual man-hours devoted to the activities of the Company and remains at arm’s length. Expenses incurred under the Services Agreement for the 2007 Period and 2006 Period totaled $160,280 and $122,255, respectively.

Financial Condition

Portfolio

The average amortized cost of the Portfolio during the 2007 Period and 2006 Period was $505,862,099 and $721,007,260, respectively. This reflects the following prepayments and reinvestments:

PREPAYMENTS	2007 Period		2006 Period
Floating-Rate REMICs		$136,384		$134,855
Fixed-Rate REMICs	$	---	$	---
Agency ARMs		$446,045		$1,161,220
Agency Hybrid ARMs		$458,285		$1,211,983
Agency DUS		$15,846,936		$23,571,221
Agency Debentures		$12,125,000	$	---

REINVESTMENTS	2007 Period		2006 Period
Floating-Rate REMICs	$	---	$	---
Fixed-Rate REMICs	$	---	$	---
Agency ARMs	$	---	$	---
Agency Hybrid ARMs	$	---	$	---
Agency DUS	$	---	$	---
Agency Debentures	$	---	$	---

Receivable Arising from Payment for Securities

Due to the potential consequences of a Shift Event (as defined in Item 1 Note 2 to Financial Statements), the Company’s purchase of the Initial Portfolio (as defined in Item 1 herein) from the Branch did not meet certain SFAS 125, as replaced by SFAS 140, sale accounting requirements. Accordingly, the Company recorded at December 5, 1997 a receivable for the consideration paid to the Branch for the Initial Portfolio treated as collateral. As a legal and economic matter, however, there is no such receivable since (a) neither the Bank nor the Branch has any obligation to repay any part of the purchase price for the Initial Portfolio or to repurchase or redeem any of the securities included therein, and (b) the Company has no obligation to return any of such securities to the Bank or the Branch (except in the limited circumstances and to the extent that the occurrence of a Shift Event under the Charter would require the transfer of any assets held by the Company at the time). As the securities in the Initial Portfolio are paid, the receivable will be deemed to be realized by an amount corresponding to the amount of the payments received. At June 30, 2007, the receivable arising from payment for securities amounted to $7,445,906. The decrease in the amount of such receivable reflects the prepayment of securities in the Initial Portfolio. The Company recognized the cash proceeds of such prepayments as a reduction in the receivable. Such decreases in the receivable did not affect the Company’s results of operations or cash flow. Disclosures required under SFAS 125, as replaced by SFAS 140, are included in Note 3 to Financial Statements.

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

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company’s financial commitments. The Company’s sole liquidity needs are to acquire reinvestment securities as original securities repay or prepay and to pay dividends on the Series A Preferred Securities. The acquisition of reinvestment securities is funded with the proceeds of principal repayments or prepayments on original securities, and the payments of dividends on the Series A Preferred Securities are funded through interest income from the securities in the Portfolio. The Company does not believe that its future levels of principal repayments will be materially impacted by problems currently being experienced in the residential mortgage market. See “Asset Quality” for a further discussion of the Company’s asset quality.

BNP PARIBAS Group's total and Tier 1 risk-based capital ratios at June 30, 2007 were 10.2% and 7.2%, respectively, which are well above the minimum standards required by French banking regulations, currently 8% for total risk-based capital and 4% for Tier 1 risk-based capital. A “Shift Event” would occur if BNP PARIBAS’ risk-based capital fell below these minimum standards of 8% and 4%, respectively. See Note 2 of the attached financial statements for a detailed explanation of “Shift Events”.

Asset Quality

At June 30, 2007 and December 31, 2006, the Company had no mortgage backed securities collateralized by underlying subprime loans, which are defined as mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their credit history. All mortgage backed securities owned by the Company as of June 30, 2007 possessed the highest possible investment credit ratings.

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

The outstanding principal amount and estimated fair value of the Company’s investments as of June 30, 2007, by each category of investment, is depicted in the Financial Statements.

Interest Rate Risk

The Company’s income consists primarily of interest payments on collateralized mortgage obligations, mortgage-backed securities, agency debentures and agency DUSs. Currently, the Company uses derivative products to manage a portion of its interest rate risk.

Due to the high rate of mortgage pre-payments, brought on by lower interest rates, the Company has shifted its investment strategy to shorter term investments, specifically certificates of deposits. This "burn-out effect" (heavy pre-payment in a decreasing interest rate environment) coupled with the shorter term investment strategy has made the Portfolio less sensitive to pre-payments risk. Large repayments may still occur due to redemption of securities at their natural maturities. The possibility for sporadic large pre-payments still exists, as long term rates enter a more volatile cycle, partly due to uncertainty in the sub-prime market. Note that the Portfolio does not include any sub-prime related securities.

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

The Company is a party to eight interest rate swaps and six cross currency swaps, all with BNP PARIBAS as counterparty, as set out in the table below. In all but one of these swaps, the Company pays a fixed coupon and receives floating rate payments on the notional balances. The notional amount of each swap is tied to the outstanding principal of the securities they hedge. The maturity dates of the swaps reflect the maturity of these securities. However, the maturity dates may be earlier due to prepayments on some of these securities.

Trade Date	Maturity Date	Fixed Rate	Receive Rate	Fair Value at June 30, 2007 (in 000’s)	Notional Balance (in 000’s)
February 25, 1999	February 25, 2009	U.S. 5.95	U.S. One Month LIBOR Plus Three Basis Points	(54)	7,028
June 25, 1999	June 25, 2009	U.S. 6.06	U.S. One Month LIBOR Plus Three and Half Basis Points	(186)	15,520
July 1, 1999	June 25, 2009	U.S. 6.39	U.S. One Month LIBOR Plus Three and Half Basis Points	(284)	14,634
September 27, 1999	March 25, 2009	U.S. 5.858	U.S. One Month LIBOR Plus Four Basis Points	(117)	15,112
June 26, 2000	October 1, 2008	U.S. 6.26	U.S. One Month LIBOR	(15)	4,186
August 25, 2002	August 25, 2007	U.S. 4.90	U.S. One Month LIBOR Plus Five Basis Points	31	26,500
March 21, 2003	February 25, 2009	U.S. 5.945	U.S. One Month LIBOR Plus Nine Basis Points	(64)	7,805
August 1, 2003	October 25, 2007	U.S. 6.812	U.S. One Month LIBOR Plus Ten Basis Points	(7)	2,201
Total Swaps- Fair Value Hedges				$(696)	$92,986
November 25, 1998	March 26, 2008	JPY 1.75	U.S. Three Month LIBOR Plus Six Basis Points	980	42,000
November 25, 1998	October 9, 2007	JPY 2.125	U.S. Three Month LIBOR Plus Six Basis Points	1,596	58,000
March 29, 1999	October 9, 2007	JPY 2.125	U.S. Three Month LIBOR Minus Two and Half Basis Points	1,674	30,000
April 6, 1999	October 9, 2007	JPY 2.125	U.S. Three Month LIBOR Minus One Basis Point	737	26,400
November 2, 2000	October 9, 2007	JPY 2.125	U.S. Three Month LIBOR Minus Two Basis Points	1,903	15,000
January 17, 2001	March 26, 2008	JPY 1.750	U.S. 5.80	1,317	18,000
Other Swap				$8,207	$189,400
Total Swap Portfolio (Other assets)				$7,511	$282,386

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

The breakdown of the Company’s securities by category and weighted average life distribution (stated in terms of amortized cost) is summarized below based on management’s prepayment assumptions (actual maturities may differ from maturities shown below due to prepayments) (in thousands):

June 30, 2007

Non-Collateral	Due In 2007		Due after 2007		Due after 2008		Due after 2009		Due After 2010		Due After 2011		Total

Fixed-Rate Instruments:
Fixed-Rate REMICs	$	---	$	---	$	---	$	---	$	---	$	---	$	---
Agency DUS		28,701		20,011		44,274		---		---		---		92,986
Agency Debentures		250,105		132,009		---		---		---		---		382,114
Total Fixed-Rate Instruments		278,806		152,020		44,274		---		---		---		475,100

Floating-Rate Instruments:
Floating-Rate REMICs		---		---		---		279		---		---		279
Agency ARMs		---		---		288		---		907		287		1,482
Agency Hybrid ARMs		---		---		1,172		---		137		1,914		3,223
Total Floating-Rate Instruments		---		---		1,460		279		1,044		2,201		4,984

Total Non-Collateral		$278,806		$152,020		$45,734		$279		$1,044		$2,201		$480,084
Collateral
Fixed-Rate Instruments:
Fixed-Rate REMICs	$	---	$	---	$	---	$	---	$	---	$	---	$	---
Agency DUS		---		---		---		---		---		---		---
Agency Debentures		---		---		---		---		---		---		---
Total Fixed-Rate Instruments		---		---		---		---		---		---		---

Floating-Rate Instruments:
Floating-Rate REMICs		---		---		958		---		753		---		1,711
Agency ARMs		128		176		---		276		734		877		2,191
Agency Hybrid ARMs		---		243		1,541		---		---		1,760		3,544
Total Floating-Rate Instruments		128		419		2,499		276		1,487		2,637		7,446

Total Collateral		$128		$419		$2,499		$276		$1,487		$2,637		$7,446
June 30, 2007 Total Portfolio		$278,934		$152,439		$48,233		$555		$2,531		$4,838		$487,530

Item 4:      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the Company’s evaluation, the President and Chief Financial Officer concluded that the disclosure controls and procedures are effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There has been no change in the Company’s internal control over financial reporting that occurred during the second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s investments are subject to credit market’s volatility risks.

As a result of the recent subprime related credit market problems, the credit market may decline due to investors’ risk aversions and other credit market related factors. The subprime problem has led to devaluation and illiquidity of some securities and the future of these securities is dismal. Although the Company does not hold any mortgage backed securities collateralized by underlying subprime loans, the inherent credit market volatility is a risk to the Portfolio.

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

BNP U.S. FUNDING L.L.C.
Registrant

Date: August 14, 2007	By:	/s/ Martine Billeaud
Martine Billeaud
President and Director

Date: August 14, 2007	By:	/s/ Thomas Clyne
Thomas Clyne
Chief Financial Officer and Director