Form 10-Q
period 2007-09-30
BNP US FUNDING LLC
filed 2007-11-19
CIK 1054659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

Commission File Number 000-23745

BNP U.S. FUNDING L.L.C.

(Exact name of registrant as specified in its charter)

Delaware	13-3972207
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

787 Seventh Avenue, New York, NY	10019
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated ☐ Filer Accelerated Filer ☐ Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

All outstanding shares of Common Stock were held by BNP Paribas at September 30, 2007.

The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on November 14, 2007, was as follows:

Class	Number of Shares
Common Stock, $10,000 per share par value	53,011

Form 10-Q Index

Part I
Item 1.
FINANCIAL STATEMENTS

BNP U.S. FUNDING L.L.C.

BALANCE SHEETS
(in thousands, except per share data)
(Liquidation Basis for 2007)

	September 30, 2007	December 31, 2006
	(unaudited)	(audited)
ASSETS

Cash and cash equivalents	$28,676	$26,821

Certificates of deposit	600,000	325,000

Investment securities (Note 4)
Available-for-sale, at estimated net realizable value	404,202	666,209

Receivable arising from payment for securities, pursuant
to the application of SFAS 125, as replaced by
SFAS 140 (Note 3), at amortized cost	7,004	9,127

Accounts receivable	11	11

Accrued interest receivable	17,674	17,224

TOTAL ASSETS	$1,057,567	$1,044,392

LIABILITIES

Accrued interest payable	$62	$2,247
Accrued expenses	117	126
Other liabilities	6,197	2,839

TOTAL LIABILITIES	6,376	5,212

Redeemable common securities, par value and redeemable
value $10,000 per security; 150,000 securities authorized,
53,011 securities issued and outstanding	530,110	530,110

Preferred securities, liquidation preference $10,000 per
security; 150,000 securities authorized, 50,000 securities
issued and outstanding	500,000	500,000

Additional paid-in capital	803	803
Accumulated other comprehensive loss	-	(11,457)
Retained earnings	20,278	19,724

TOTAL REDEEMABLE COMMON SECURITIES,
PREFERRED SECURITIES AND
SECURITYHOLDERS’ EQUITY	1,051,191	1,039,180

TOTAL LIABILITIES AND TOTAL REDEEMABLE
COMMON SECURITIES, PREFERRED
SECURITIES AND SECURITYHOLDERS’ EQUITY	$1,057,567	$1,044,392

See Notes to Financial Statements.

BNP U.S. FUNDING L.L.C.

STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share data)
(Liquidation Basis for 2007)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
INTEREST INCOME

Collateralized Mortgage Obligations:
Floating-Rate REMICs	$29	$34	$87	$104
Fixed-Rate REMICs	—	427	248	1,170
Mortgage-Backed Securities:
Agency ARMs	53	72	160	217
Agency Hybrid ARMs	99	120	312	389
Agency DUSs	997	1,983	3,834	6,000
Agency Debentures	5,114	7,284	17,227	20,426
Interest on deposits	7,693	3,693	19,839	10,020

Total	13,985	13,613	41,707	38,326

NONINTEREST INCOME (EXPENSE)

Realized Loss on securities	(7,259)	-	(7,259)	-

Other financial instruments	(13,263)	6,111	(5,963)	3,014

NONINTEREST (EXPENSE)

Fees and expenses	(132)	(231)	(586)	(654)
	(20,654)	5,880	(13,808)	2,360

NET (LOSS) INCOME APPLICABLE TO PREFERRED AND
REDEEMABLE COMMON SECURITIES	$(6,669)	$19,493	$27,899	$40,686

NET (LOSS) INCOME PER REDEEMABLE
COMMON SECURITY	$(125.81)	$367.71	$161.36	$402.58

See Notes to Financial Statements.

BNP U.S. FUNDING L.L.C.

STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)
(Liquidation Basis for 2007)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

NET (LOSS) INCOME	$(6,669)	$19,493	$27,899	$40,686

OTHER COMPREHENSIVE LOSS

Net change in unrealized loss in estimated net realizable value of available-for-sale securities that are not treated
as collateral and that are not hedged by
derivative instruments	—	(5,356)	—	(6,564)

TOTAL OTHER COMPREHENSIVE LOSS	—	(5,356)	—	(6,564)

COMPREHENSIVE (LOSS) INCOME	$(6,669)	$14,137	$27,899	$34,122

See Notes to Financial Statements.

BNP U.S. FUNDING L.L.C.

STATEMENT OF CHANGES IN REDEEMABLE COMMON SECURITIES,
PREFERRED SECURITIES AND SECURITYHOLDERS' EQUITY (UNAUDITED)
(in thousands)
(Liquidation Basis for 2007)

For the Nine Months Ended September 30, 2007

						Total
						Redeemable
				Accumulated		Common Securities,
	Redeemable		Additional	Other		Preferred Securities
	Common	Preferred	Paid-in	Comprehensive	Retained	and Securityholders'
	Securities	Securities	Capital	Income	Earnings	Equity

Balance at December 31, 2006	$530,110	$500,000	$803	$(11,457)	$19,724	$1,039,180

Net income					10,557	10,557
Other comprehensive income				1,001		1,001

Balance at March 31, 2007	$530,110	$500,000	$803	$(10,456)	$30,281	$1,050,738

Net income					24,011	24,011
Other comprehensive loss				(9,651)		(9,651)
Return of Capital to Common Shareholder					(8,000)	(8,000)
Dividends paid - preferred securities					(19,345)	(19,345)

Balance at June 30, 2007	$530,110	$500,000	$803	$(20,107)	$26,947	$1,037,753

Net loss					(6,669)	(6,669)
Reclassification from other comprehensive income				20,107		20,107

Balance at September 30, 2007	$530,110	$500,000	$803	$—	$20,278	$1,051,191

See Notes to Financial Statements.

BNP U.S. FUNDING L.L.C.

STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
(Liquidation Basis for 2007)

	For the Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES

Net income	$27,899	$40,686
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization	496	538
Loss (gain) on other financial instrument	5,963	(3,014)
Realized loss on securities	7,259	—
Changes in assets and liabilities:
Interest receivable	(450)	(4,514)
Accounts receivable	-	2
Accrued expenses	(9)	91
Accrued interest payable	(2,185)	(1,807)
Net cash provided by operating activities	38,973	31,982

INVESTING ACTIVITIES

Purchases of certificates of deposit	(275,000)	(90,000)
Proceeds from principal payments of securities,
not treated as collateral	263,156	94,060
Proceeds from principal payments of securities,
treated as collateral	2,071	3,554
Net cash (used in) provided by investing activities	(9,773)	7,614

FINANCING ACTIVITIES

Return of capital	(8,000)	(6,000)
Cash dividends - preferred securities	(19,345)	(19,345)
Net cash used in financing activities	(27,345)	(25,345)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,855	14,251

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,821	19,485

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,676	$33,736

NONCASH FINANCING AND INVESTING ACTIVITIES

Decrease in receivable arising from payment for securities, pursuant
to the application of SFAS 125, as replaced by SFAS 140 (Note 3)	$2,071	$3,554

SUPPLEMENTAL CASH FLOW INFORMATION

Swap interest paid	$9,190	$16,273

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

UNAUDITED (LIQUIDATION BASIS)

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

The accounting and financial reporting policies of the Company have been prepared on a liquidation basis of accounting in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and current industry practices. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts and disclosures and may vary from actual results.

The accompanying financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented on a liquidation basis of accounting in accordance with U.S. GAAP applicable to interim periods. The 2006 Balance Sheet data was derived from audited financial statements, however, it does not include all the disclosures required by U.S. GAAP. The accompanying financial statements should be read in conjunction with the audited financial statements of BNP U.S. Funding L.L.C reported in Form 10-K for the year ended December 31, 2006, filed on April 2, 2007.

A meeting of the Company’s Board of Directors was held on September 7, 2007. The Board unanimously approved the following resolutions:

•
To redeem all of its outstanding Series A Preferred Securities for $10,000 cash per security on December 5, 2007, plus an amount equal to unpaid dividends, if any, for the current dividend period, to the redemption date.

•	To allow the sale of the Company’s assets either prior to or after the redemption of the Series A Preferred Securities.

•	To redeem all of its outstanding Common Securities in connection with the liquidation of the Company.

Based on the above Board decisions, the unrealized loss on its non-hedged securities can no longer be categorized as temporary. In prior periods, this unrealized amount was reported as a component of “Other Comprehensive Income (Loss)” on the Balance Sheet as it was the intention of the Company to hold these securities until maturity. The life-to-date unrealized loss has been reclassified as “Realized Loss on Securities” and included in “Statements of Income”. The impact of this reclassification is the recognition of a loss of $7,258,732 in the current period’s net income. No other reclasses or changes are deemed necessary since all the other assets and liabilities are at estimated net realizable value.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared on a liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Investment Securities

Investments in debt securities are classified as available-for-sale (recorded on a trade-date basis) and are carried at estimated net realizable value. The debt securities can be categorized as hedged or non-hedged securities. The estimated net realizable values of non-hedged debt securities are estimated based on quoted market price for these securities. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statements of Income, pursuant to application of SFAS 133 (see below, “Accounting for Derivatives and Hedging Activities”). Prior to September 30, 2007, the unrealized loss on the non-hedged securities was reported as a component of “Accumulated other comprehensive loss” on the Balance Sheet, however, due to the inability for the Company to hold the securities until their maturities, the unrealized loss on the securities is now reflected as “Realized loss on securities” on the “Statements of Income”. The hedged securities are generally valued using discounted cash flows in a yield-curve model based on LIBOR and obtained from independent market sources.

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

The Company has made an assessment of all its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at September 30, 2007. As part of its asset management activities, the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period. These instruments qualify for hedge accounting.

Valuations of Financial Instruments

Investments include mortgage-backed securities and derivatives. The Company carries its investments at estimated net realizable value if they are considered to be available-for-sale. For a substantial majority of the Company’s investments, estimated net realizable values are determined based upon quoted prices or validated models with externally verifiable model inputs. If available, quoted market prices provide the best indication of estimated net realizable value. If quoted market prices are not available for mortgage-backed securities and derivatives, the Company discounts the expected cash flows using market interest rates commensurate with the duration of the investment.

The Company has made an assessment of all its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at September 30, 2007. As part of its asset management activities, the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period.

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 155 “Accounting for Certain Hybrid Instruments, an amendment of FASB Statement No. 133 and 140” (“SFAS 155”). SFAS 155 contains a variety of provisions which address fair value of hybrid financial instruments containing an embedded derivative, clarifies which interest only and principal only strips are not subject to SFAS 133, establishes requirements to evaluate securitized financial assets to identify embedded derivatives and addresses certain aspects of SFAS 140 regarding qualifying special purpose entities and their holding of certain derivative financial instruments. SFAS 155 is effective for fiscal years beginning after September 15, 2006. Adoption of SFAS 155 did not have any impact upon the Company’s financial condition or results of operations, since the Company only holds freestanding derivatives.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). The Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to accounting for separately recognized Mortgage Servicing Right (MSR). SFAS 156 requires all separately recognized MSR to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and liabilities: (1) amortizing servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss; or (2) reporting servicing assets or liabilities at fair value at each reporting date and reporting changes in fair value in earnings in the period in which the changes occur. In the event that the first method is selected, SFAS 156 requires an assessment of servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. SFAS 156 further requires additional disclosures for all separately recognized MSR. SFAS 156 is effective as of commencement of the first fiscal year that begins after September 15, 2006. Adoption of SFAS 156 did not have any impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. Other current accounting pronouncements that require or permit fair value measurements will require application of SFAS 157. SFAS 157 does not require any new fair value measurements, however, does change the definition of fair value and the methods used to measure fair value, and expands disclosures about fair value measurements. SFAS 157 emphasizes fair value as a market-based measurement, not an entity-specific measurement. Under SFAS 157, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 further establishes a fair value hierarchy that distinguishes between (1) market participants’ assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participants’ assumptions developed based on the best information available in the circumstances. SFAS 157 also expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Due to the liquidation of the Company prior to the 2008, SFAS 157 is not applicable to the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 seeks to improve the overall quality of financial reporting by providing companies the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Due to the liquidation of the Company prior to the 2008, SFAS 159 is not applicable to the Company.

Certificates of Deposit

Beginning in 2004, the Company began reinvesting prepayments and payments on maturity of securities in the Portfolio in certificates of deposit. As of September 30, 2007, the Company had twelve certificates of deposit stated at cost that mature in less than two months. The aggregate principal value of the certificates of deposit was $600,000,000, representing 57% of the Company’s total assets.

Shift Event

A “Shift Event” would be deemed to have occurred if (i) the Bank’s total risk-based capital ratio or Tier 1 risk-based capital ratio were to decline below the minimum percentages required by French banking regulations, (ii) the Bank were to become subject to certain specified receivership proceedings or (iii) the French Banking Commission (Commission Bancaire), in its sole discretion, were to notify the Bank and the Company that it has determined that the Bank’s financial condition was deteriorating such that either of the foregoing clauses (i) or (ii) would apply in the near term. French banking regulations currently require French banks to maintain a minimum total risk-based capital ratio of at least 8.0% and a minimum Tier 1 risk-based capital ratio of at least 4.0%. At September 30, 2007, BNP PARIBAS Group’s total and Tier 1 risk-based capital ratios were 10.5% and 7.3%.

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

The Company has not sold or repledged the collateral; the securities within the Initial Portfolio mature or prepay over time. As they do, the Company recognizes the cash proceeds as a reduction in the receivable arising from payment for securities. The collateral at September 30, 2007 is reported in Note 4 below.

NOTE 4--INVESTMENT SECURITIES

The estimated net realizable value of the securities was as follows based on management’s prepayment assumptions (in thousands):

September 30, 2007
Non-Collateral	Net Realizable Value
Collateralized Mortgage Obligations:
Floating-Rate REMICs	$265
Fixed-Rate REMICs	—
Mortgage-Backed Securities:
Agency ARMs	1,429
Agency Hybrid ARMs	2,937
Agency DUSs	62,070
Agency Debentures	337,501
Total Non-Collateral	$404,202
Collateral
Collateralized Mortgage Obligations:
Floating-Rate REMICs	$1,671
Fixed-Rate REMICs	—
Mortgage-Backed Securities:
Agency ARMs	2,037
Agency Hybrid ARMs	3,296
Agency DUSs	—
Agency Debentures	—
Total Collateral	$7,004
September 30, 2007 Total Portfolio	$411,206

Prior to September 30, 2007, the unrealized loss on the non-hedged securities was reported as a component of “Accumulated other comprehensive loss” on the Balance Sheet, however, due to the inability for the Company to hold the securities until their maturities, the unrealized loss on the securities is now reflected as “Realized loss on securities” on the “Statements of Income.” The unrealized losses are due to the fluctuation in interest rates, and not the result of a decrease in the credit ratings of the securities in the Portfolio.

The breakdown of the Company’s securities by category and weighted-average life distribution (stated in terms of amortized cost) is summarized below based on management’s prepayment assumptions (actual maturities may differ from maturities shown below due to prepayments) (in thousands):

September 30, 2007
Non-Collateral	Due in 1 year or less	Due after 1 through 5 years	Due after 5 through 10 years	Due after 10 years	Total
Collateralized Mortgage Obligations:
Floating-Rate REMICs	$—	$—	$263	$—	$263
Fixed-Rate REMICs	—	—	—	—	—
Mortgage-Backed Securities:
Agency ARMs	—	867	88	474	1,429
Agency Hybrid ARMs	48	1,140	1,044	698	2,930
Agency DUSs	5,214	55,716	—	—	60,930
Agency Debentures	331,472	—	—	—	331,472
Total Non-Collateral	$336,734	$57,723	$1,395	$1,172	$397,024
Collateral
Collateralized Mortgage Obligations:
Floating-Rate REMICs	$—	$1,671	$—	$—	$1,671
Fixed-Rate REMICs	—	—	—	—	—
Mortgage-Backed Securities:
Agency ARMs	366	686	373	612	2,037
Agency Hybrid ARMs	—	2,630	—	666	3,296
Agency DUSs	—	—	—	—	—
Agency Debentures	—	—	—	—	—
Total Collateral	$366	$4,987	$373	$1,278	$7,004
September 30, 2007 Total Portfolio	$337,100	$62,710	$1,768	$2,450	$404,028

The breakdown of the Company’s securities by category and yield, before the result of hedges, is summarized below:

September 30, 2007	Due in 1 year or less	Due after 1 through 5 years	Due after 5 through 10 years	Due after 10 years	Total	Yield after Hedging
Collateralized Mortgage Obligations:
Floating-Rate REMICs	3.04%	5.69%	5.47%	—%	5.66%	5.66%
Fixed-Rate REMICs	6.74	—	—	—	6.74	4.82
Mortgage-Backed Securities:
Agency ARMs	3.21	5.29	6.71	6.50	5.50	5.50
Agency Hybrid ARMs	6.48	5.89	5.25	6.99	6.02	6.02
Agency DUSs	4.55	6.09	—	—	5.45	5.01
Agency Debentures	5.85	—	—	—	5.85	5.63
Total	5.66%	6.05%	5.66%	6.77%	5.75%	5.56%

NOTE 5--ESTIMATED NET REALIZABLE VALUE OF FINANCIAL INSTRUMENTS

The estimated net realizable values of securities at September 30, 2007 were obtained from independent market sources and are summarized in Note 4. The carrying value of securities, as shown in Note 4, approximates their estimated net realizable value. The estimated net realizable value of the receivable arising from payment for securities, pursuant to the application of SFAS 125, as replaced by SFAS 140, was $6,895,595 at September 30, 2007. The carrying value of cash and cash equivalents, accounts receivable, accrued interest receivable, accrued expenses, and accounts payable approximate estimated net realizable value due to their short-term nature. The twelve certificates of deposits also approximate estimated net realizable value and mature within two months.

The estimated net realizable value of the cross currency and interest rate swaps was $(6,196,948) at September 30, 2007 and is reflected in “Other liabilities”.

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

By using derivative instruments, the Company exposes itself to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, the Company’s credit risk will equal the estimated net realizable value gain in a derivative. Generally, when the estimated net realizable value of a derivative contract is positive, this indicates that the counterparty owes the Company, thus creating a repayment risk for the Company. When the estimated net realizable value of a derivative contract is negative, the Company owes the counterparty and, therefore, assumes no repayment risk. The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with BNP PARIBAS. Consequently, the Company does not require that collateral be provided by the counterparty.

Market risk is the adverse effect that a change in interest rates, currency, or implied volatility rates might have on the value of a financial instrument. The Company does not expose itself to market risk by using derivatives but rather reduces market risk since it uses derivatives only for fair value hedges that effectively offset fluctuations in the estimated net realizable value of the hedged items.

The Company formally documents all relationships between derivatives and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. This process includes linking all derivatives that are designated as estimated net realizable value or cash flow hedges to (1) assets and liabilities on the balance sheet, (2) firm commitments or (3) forecasted transactions.

Fair Value Hedges

The Company mainly enters into interest rate swaps and cross currency interest rate swaps to convert fixed rate Agency Debentures, Agency DUSs and Fixed-Rate REMICs into variable rate securities.

The estimated net realizable value of the hedging instruments was $(1,139,328) at September 30, 2007, and has been recorded in “Other liabilities”. It has been offset, except for the ineffective portion of the hedge, by the revaluation of the respective hedged investment securities. The estimated net realizable value of the hedging instruments does not include accrued interest receivable and payable, which are shown separately on the balance sheet. For the nine months ended September 30, 2007, the Company also recognized a loss of $5,057,620 in current year earnings related to cross currency swaps that no longer meet the requirements of FAS 133 for the hedge effectiveness to qualify as a fair value hedging instrument.

Cash Flow Hedges

For the nine months ended September 30, 2007, the Company did not enter into cash flow hedge transactions and it is not the intention of the Company to use interest rate swaps to convert floating rate financial instruments to fixed rate financial instruments as part of a cash flow hedge strategy.

At September 30, 2007, the Company had outstanding interest rate and cross currency swap agreements with a notional principal amount of $250,330,406.

NOTE 7--RELATED PARTY TRANSACTIONS

The Company entered into a Services Agreement with the Branch on December 5, 1997 pursuant to which the Branch manages the securities portfolio of the Company and performs other administrative functions. Expenses incurred under the Services Agreement were $401,934 for the nine-month period ended September 30, 2007. Under a specific allocation methodology, the costs of personnel servicing the Company is based on actual man-hours devoted to the activities of the Company and remains at arm’s length.

The counterparty to all cross currency and interest rate swaps is BNP PARIBAS. For the nine months ended September 30, 2007, interest rate swap income and expense were $13,384,756 and $6,166,492, respectively.

The Branch also serves as the dividend paying agent, registrar and transfer agent with respect to the Series A Preferred Securities. The fee is $4,000 per year for these services.

All of the Company’s officers and all but one of the members of the Company’s Board of Directors are officers and employees of the Branch or BNP PARIBAS or their affiliates.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING DISCLOSURE STATEMENT

From time to time, the Company may publish, verbally or in written form, forward-looking statements relating to such matters as anticipated financial performance, economic conditions, interest rate levels, investment prospects and similar matters. This quarterly report on Form 10-Q and the Company’s annual report on Form 10-K (or any other periodic reporting documents required by the Securities Exchange Act of 1934 Act, as amended (the “Exchange Act”)) may contain forward-looking statements reflecting the current views of the Company concerning potential future events or developments. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. In order to comply with the terms of the “safe harbor,” the Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties which may affect the operations, performance, development and results of the Company’s business include, but are not limited to, the following: uncertainties relating to economic conditions and interest rate levels, and uncertainties relating to government and regulatory policies. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made.

Set forth on the following pages is management’s discussion and analysis of the results of operations for the nine and three months ended September 30, 2007 and 2006. Such information should be read in conjunction with the Financial Statements and the Notes to the Financial Statements.

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

The Company’s sole business is to acquire, hold and manage debt instruments, largely consisting of certificates of deposit and mortgage obligations, in the Portfolio, which generate net income for distribution to security holders. The Company’s major source of income is interest generated by the certificates of deposit and securities in the Portfolio.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared on a liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP).

The Notes to the Financial Statements contain a summary of the Company’s significant accounting policies, including a discussion of recently issued accounting pronouncements. Certain of these policies as well as estimates made by management are considered to be important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments and estimates, some of which may relate to matters that are inherently uncertain.

Investment Securities

Investments in debt securities are classified as available-for-sale (recorded on a trade-date basis) and are carried at estimated net realizable value. The debt securities can be categorized as hedged or non-hedged securities. Estimated net realizable values of non-hedged debt securities are estimated based on quoted market price for these securities. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statements of Income, pursuant to application of SFAS 133, (see below, “Accounting for Derivatives and Hedging Activities”). Prior to September 30, 2007, the unrealized loss on the non-hedged securities was reported as a component of “Accumulated other comprehensive loss” on the Balance Sheet, however, due to the inability for the Company to hold the securities until their maturities, the unrealized loss on securities is now reflected as “Realized loss on securities” on the “Statements of Income”. The hedged securities are generally valued using discounted cash flows in a yield-curve model based on LIBOR and obtained from independent market sources.

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

The Company has made an assessment of all its financial instruments and concluded that it holds freestanding derivative instruments but no embedded derivative instruments at September 30, 2007. As part of its asset management activities the Company uses foreign exchange and interest rate swaps to modify the interest rate and foreign exchange characteristics of existing assets. The interest rate swaps have a high correlation between the instrument and the asset being hedged, both at inception and throughout the hedge period. These instruments qualify for hedge accounting.

Dividends

Dividends on the Series A Preferred Securities, when, as and if declared by the Company’s Board of Directors, are payable semi-annually in arrears on a non-cumulative basis on the fifth day of June and December of each year, commencing June 5, 1998, at a rate per annum of 7.738% of the liquidation preference through and including December 5, 2007. Holders of Common Securities are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of the Company’s net income not required to be applied to fund dividends with respect to the Series A Preferred Securities. Dividends to the Preferred Security Holders may be paid out of (i) net income, determined without regard to capital gains or losses, and/or (ii) amounts contributed by the Bank or the Branch to the Company’s capital. As of September 30, 2007, the Branch has contributed a total (net of a return of capital) of $13,700,000 of additional paid-in capital, which was used to facilitate the semi-annual payments of dividends to the holders of the Series A Preferred Securities.

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

NINE MONTH PERIOD

Results of Operations

The following discussion pertains to the nine months ended September 30, 2007 and September 30, 2006 (the “2007 Period” and the “2006 Period”, respectively).

Revenue

The Company’s net income for the 2007 Period and 2006 Period was $27,898,804 and $40,685,939, respectively. Prior to September 30, 2007, the unrealized loss on the non-hedged securities was reported as a component of “Accumulated other comprehensive loss” on the Balance Sheet, however, due to the inability for the Company to hold the securities until their maturities, the unrealized loss on the securities is now reflected as “Realized loss on securities” on the “Statements of Income”. The impact of this reclassification is the recognition of a loss of $7,258,732 in the current period’s net income. The other reason for the large difference between the two periods is due to the negative valuation of the ineffective hedges that are shown as “Other financial instruments” on the Income Statement for the current period.

For the 2007 Period and 2006 Period, the Company had revenues of $41,707,205 and $38,326,423, respectively. These amounts consisted of interest income on the investment securities, the unrealized gain/loss on hedged securities and derivatives used as hedging instruments, net swap revenue, and interest on short-term investments. Interest revenue and expense is a function of the mix of financial instruments owned and hedging activities, the prevailing level of interest rates, and the term structure of our derivatives. The net interest revenue in the 2007 Period rose 9% compared with the corresponding 2006 Period, principally attributable to an increase in short-term interest rates of the floating rate component of the swaps used as hedging instruments coupled with the decrease in the total outstanding swap contracts.

The Company normally declares and pays dividends in June and December of each fiscal year. The Company has declared and paid dividends for the 2007 and 2006 fiscal years as follows:

Security	Amount	Date Paid
Series A Preferred	$19,345,000	June 05, 2007
Series A Preferred	$19,345,000	December 05, 2006
Series A Preferred	$19,345,000	June 05, 2006

Interest Income and Yields

For the 2007 Period and 2006 Period interest on the securities in the Portfolio amounted to $14,649,916 and $23,935,414, respectively, representing an aggregate yield of 5.75% and 6.02%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows (yield based on average amortized cost):

	2007 Period		2006 Period
Floating-Rate REMICs	$87,300	5.66%	$104,093	5.02%
Fixed-Rate REMICs	$347,279	6.74%	$1,562,753	6.74%
Agency ARMs	$159,530	5.50%	$216,672	4.74%
Agency Hybrid ARMs	$311,999	6.02%	$389,307	5.17%
Agency DUS	$4,166,031	5.45%	$7,427,482	6.01%
Agency Debentures	$9,577,777	5.85%	$14,235,107	6.02%

The yield on Agency Debentures is based on U.S. dollar denominated securities, which excludes the Japanese Yen denominated securities.

During the 2007 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICs were approximately 5.01%, 5.63% and 4.82%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities. During the 2006 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICS were approximately 4.85%, 5.35% and 5.05%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities.

The Company also recorded interest income from short-term investments for the 2007 Period and 2006 Period of $19,839,026 and $10,020,100, respectively.

These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio, (ii) prepayments of principal pending their reinvestment and (iii) short-term investments classified as cash equivalents. The Company began reinvesting prepayments in certificates of deposit in the fourth quarter of 2004.

Operating Expenses

Operating expenses for the 2007 Period and 2006 Period totaled $587,085 and $654,088, respectively. Operating expenses consisted largely of fees paid to the Branch under the Services Agreement, fees to Citibank as Trustee, consulting fees and audit fees. The cost of Branch personnel servicing the Company is based on actual man-hours devoted to the activities of the Company and remains at arm’s length. Expenses incurred under the Services Agreement for the 2007 Period and 2006 Period totaled $401,934 and $433,499, respectively.

Financial Condition

Portfolio

The average amortized cost of the Portfolio during the 2007 Period and 2006 Period was $529,388,143 and $719,527,770, respectively. This reflects the following prepayments and reinvestments:

PREPAYMENTS	2007 Period	2006 Period
Floating-Rate REMICs	$380,503	$688,811
Fixed-Rate REMICs	$30,915,000	$—
Agency ARMs	$1,099,733	$1,859,167
Agency Hybrid ARMs	$1,546,087	$2,881,925
Agency DUS	$32,161,506	$92,182,105
Agency Debentures	$172,625,000	$—

REINVESTMENTS	2007 Period	2006 Period
Floating-Rate REMICs	$—	$—
Fixed-Rate REMICs	$—	$—
Agency ARMs	$—	$—
Agency Hybrid ARMs	$—	$—
Agency DUS	$—	$—
Agency Debentures	$—	$—

As of September 30, 2007 and 2006, as calculated by aggregate amortized cost, approximately 17.96% and 26.89%, respectively, of the Portfolio consisted of collateralized mortgage obligations (Floating-Rate REMICs and Fixed-Rate REMICs) and mortgage-backed securities (Agency ARMs, Agency Hybrid ARMs and Agency DUSs), and approximately 82.04% and 73.11%, respectively, consisted of Agency Debentures. As of September 30, 2007 and 2006, floating rate securities accounted for approximately 2.88% and 2.36%, respectively, of the Portfolio’s collateralized mortgage obligations and mortgage-backed securities. In addition, a significant portion of the Agency Debentures and the Agency DUSs are hedged so that in all but one case, the fixed interest rates received on the bonds are converted into prevailing floating rates.

The aggregate market value of the securities in the Portfolio as of September 30, 2007 was higher than the amortized cost by 1.75% as a result of a net decrease in interest rates from the time of their original purchase. In 2006, however, the aggregate market value of the securities in the Portfolio was higher than the amortized cost by approximately by 1.13%, as a result of a net decrease in interest rates from the time of their original purchase. For the hedged securities, changes in the fair market value of both the securities and the derivatives used as hedging instruments (cross currency and interest rate swaps) are reported in current earnings in the Statements of Income, pursuant to application of SFAS 133 (Note 2 to Financial Statements). Prior to September 30, 2007, the unrealized loss on the non-hedged securities was reported as a component of “Accumulated other comprehensive loss” on the Balance Sheet, however, due to the inability for the Company to hold the securities until their maturities, the unrealized loss on the securities is now reflected as “Realized loss on securities” on the “Statements of Income”.

THREE MONTH PERIOD

Results of Operations

The following discussion pertains to the three months ended September 30, 2007 and September 30, 2006 (the “2007 Period” and the “2006 Period”, respectively).

Revenue

The Company’s net (loss) and income for the 2007 Period and 2006 Period was $(6,669,435) and $19,492,760, respectively. Prior to September 30, 2007, the unrealized loss on the non-hedged securities was reported as a component of “Accumulated other comprehensive loss” on the Balance Sheet, however, due to the inability for the Company to hold the securities until their maturities, the unrealized loss on the securities is now reflected as “Realized loss on securities” on the “Statements of Income”. The impact of this reclassification is the recognition of a loss of $7,258,732 in the current period’s net income. The other reason for the large difference between the two periods is due to the negative valuation of the ineffective hedges that are shown as “Other financial instruments” on the Income Statement for the current period.

For the 2007 Period and 2006 Period, the Company had revenues of $13,984,910 and $13,612,246, respectively. These amounts consisted of interest income on the investment securities, the unrealized gain/loss on hedged securities and derivatives used as hedging instruments, net swap revenue, and interest on short-term investments. Interest revenue and expense is a function of the mix of financial instruments owned and hedging activities, the prevailing level of interest rates, and the term structure of our derivatives. The net interest revenue in the 2007 Period rose 2.7% compared with the corresponding 2006 Period, principally attributable to an increase in short-term interest rates of the floating rate component of the swaps used as hedging instruments coupled with the decrease in the total outstanding swap contracts.

Interest Income and Yields

For the 2007 Period and 2006 Period interest on the securities in the Portfolio amounted to $3,622,309 and $7,679,108, respectively, representing an aggregate yield of 5.20% and 4.40%, respectively. Interest earned and average yield with respect to each category of security in the Portfolio was as follows (yield based on average amortized cost):

	2007 Period		2006 Period
Floating-Rate REMICs	$28,651	5.88%	$34,438	5.48%
Fixed-Rate REMICs	$—	—%	$520,917	6.74%
Agency ARMs	$52,929	5.96%	$71,694	5.37%
Agency Hybrid ARMs	$98,998	6.11%	$120,196	5.38%
Agency DUS	$1,095,958	4.83%	$2,188,022	6.00%
Agency Debentures	$2,345,773	5.34%	$4,743,841	6.02%

The yield on Agency Debentures is based on U.S. dollar denominated securities, which excludes the Japanese Yen denominated securities.

During the 2007 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICs were approximately 4.39%, 5.60% and 0%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities. During the 2006 Period, the yields on the Agency DUSs, Agency Debentures and Fixed-Rate REMICS were approximately 5.43%, 5.64% and 5.52%, respectively, when taking into account the income and expense from the derivative products used to hedge these securities.

The Company also recorded interest income from short-term investments for the 2007 Period and 2006 Period of $7,693,160 and $3,692,612, respectively.

These amounts are attributable to the interest earned on (i) interest payments on securities in the Portfolio, (ii) prepayments of principal pending their reinvestment and (iii) short-term investments classified as cash equivalents. The Company began reinvesting prepayments in certificates of deposit in the fourth quarter of 2004.

Operating Expenses

Operating expenses for the 2007 Period and 2006 Period totaled $132,593 and $230,019, respectively. Operating expenses consisted largely of fees paid to the Branch under the Services Agreement, fees to Citibank as Trustee, consulting fees and audit fees. The cost of Branch personnel servicing the Company is based on actual man-hours devoted to the activities of the Company and remains at arm’s length. Expenses incurred under the Services Agreement for the 2007 Period and 2006 Period totaled $82,179 and $156,548, respectively.

Financial Condition

Portfolio

The average amortized cost of the Portfolio during the 2007 Period and 2006 Period was $467,965,828 and $698,424,030, respectively. This reflects the following prepayments and reinvestments:

PREPAYMENTS	2007 Period	2006 Period
Floating-Rate REMICs	$54,551	$282,158
Fixed-Rate REMICs	$—	$—
Agency ARMs	$180,905	$331,963
Agency Hybrid ARMs	$505,678	$1,167,714
Agency DUS	$5,555,469	$16,683,651
Agency Debentures	$50,500,000	$—

REINVESTMENTS	2007 Period	2006 Period
Floating-Rate REMICs	$—	$—
Fixed-Rate REMICs	$—	$—
Agency ARMs	$—	$—
Agency Hybrid ARMs	$—	$—
Agency DUS	$—	$—
Agency Debentures	$—	$—

Receivable Arising from Payment for Securities

Due to the potential consequences of a Shift Event (as defined in Item 1 Note 2 to Financial Statements), the Company’s purchase of the Initial Portfolio (as defined in Item 1 herein) from the Branch did not meet certain SFAS 125, as replaced by SFAS 140, sale accounting requirements. Accordingly, the Company recorded at December 5, 1997 a receivable for the consideration paid to the Branch for the Initial Portfolio treated as collateral. As a legal and economic matter, however, there is no such receivable since (a) neither the Bank nor the Branch has any obligation to repay any part of the purchase price for the Initial Portfolio or to repurchase or redeem any of the securities included therein, and (b) the Company has no obligation to return any of such securities to the Bank or the Branch (except in the limited circumstances and to the extent that the occurrence of a Shift Event under the Charter would require the transfer of any assets held by the Company at the time). As the securities in the Initial Portfolio are paid, the receivable will be deemed to be realized by an amount corresponding to the amount of the payments received. At September 30, 2007, the receivable arising from payment for securities amounted to $7,003,746. The decrease in the amount of such receivable reflects the prepayment of securities in the Initial Portfolio. The Company recognized the cash proceeds of such prepayments as a reduction in the receivable. Such decreases in the receivable did not affect the Company’s results of operations or cash flow. Disclosures required under SFAS 125, as replaced by SFAS 140, are included in Note 3 to the Financial Statements.

Investment Income

The interest income on the investment securities includes interest income on the remaining securities in the Initial Portfolio, which are considered to be collateral held by the Company and which are no longer recognized on the balance sheet pursuant to guidance in Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS 125”, which modified SFAS 125 in this respect, as explained in Note 3 to the financial statements. The receivable for the consideration paid to the Branch for the Initial Portfolio is recognized on the balance sheet and is an asset of similar size as the remaining securities in the Initial Portfolio. The balance sheet presentation results from compliance with SFAS 140 but does not reflect the economic substance of the transaction, as further explained in the section on the application of SFAS 125, as replaced by SFAS 140. For all economic intents and purposes, the securities in the Initial Portfolio are owned by the Company and managed as any other investment securities, with related revenues belonging to the Company and recorded as such in the respective income statements.

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

BNP PARIBAS Group’s total and Tier 1 risk-based capital ratios at September 30, 2007 were 10.5% and 7.3%, which are well above the minimum standards required by French banking regulations, currently 8% for total risk-based capital and 4% for Tier 1 risk-based capital. A “Shift Event” would occur if BNP PARIBAS’ risk-based capital fell below these minimum standards of 8% and 4%, respectively. See Note 2 of the attached financial statements for a detailed explanation of “Shift Events”.

Asset Quality

At both September 30, 2007 and December 31, 2006, the Company had no mortgage-backed securities collateralized by underlying subprime loans, which are defined as mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their credit history. All mortgage-backed securities owned by the Company as of September 30, 2007 possessed the highest possible investment credit ratings.

Accounting and Reporting Developments

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155 “Accounting for Certain Hybrid Instruments, an amendment of FASB Statement No. 133 and 140” (“SFAS 155”). SFAS 155 contains a variety of provisions which address fair value of hybrid financial instruments containing an embedded derivative, clarifies which interest only and principal only strips are not subject to SFAS 133, establishes requirements to evaluate securitized financial assets to identify embedded derivatives and addresses certain aspects of SFAS 140 regarding qualifying special purpose entities and their holding of certain derivative financial instruments. SFAS 155 is effective for fiscal years beginning after September 15, 2006. Adoption of SFAS 155 did not have any impact upon the Company’s financial condition or results of operations, since the Company only holds freestanding derivatives.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). The Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to accounting for separately recognized Mortgage Servicing Rights (“MSR”). SFAS 156 requires all separately recognized MSR to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and liabilities: (1) amortizing servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss; or (2) reporting servicing assets or liabilities at fair value at each reporting date and reporting changes in fair value in earnings in the period in which the changes occur. In the event that the first method is selected, SFAS 156 requires an assessment of servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. SFAS 156 further requires additional disclosures for all separately recognized MSR. SFAS 156 is effective as of commencement of the first fiscal year that begins after September 15, 2006. Adoption of SFAS 156 did not have any impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. Other current accounting pronouncements that require or permit fair value measurements will require application of SFAS 157. SFAS 157 does not require any new fair value measurements, however, does change the definition of fair value and the methods used to measure fair value, and expands disclosures about fair value measurements. SFAS 157 emphasizes fair value as a market-based measurement, not an entity-specific measurement. Under SFAS 157, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 further establishes a fair value hierarchy that distinguishes between (1) market participants’ assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participants’ assumptions developed based on the best information available in the circumstances. SFAS 157 also expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Due to the liquidation of the Company prior to the 2008, SFAS 157 is not applicable to the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 seeks to improve the overall quality of financial reporting by providing companies the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Due to the liquidation of the Company prior to the 2008, SFAS 157 is not applicable to the Company.

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

The outstanding principal amount and estimated net realizable value of the Company’s investments as of September 30, 2007, by each category of investment, is depicted in the Financial Statements.

Interest Rate Risk

The Company’s income consists primarily of interest payments on collateralized mortgage obligations, mortgage-backed securities, agency debentures and agency DUSs. Currently, the Company uses derivative products to manage a portion of its interest rate risk.

Due to the high rate of mortgage pre-payments, brought on by lower interest rates, the Company has shifted its investment strategy to shorter term investments, specifically certificates of deposit. This “burn-out effect” (heavy pre-payment in a decreasing interest rate environment) coupled with the short-term investment strategy has made the Portfolio less sensitive to pre-payments risk. Large repayments may still occur due to redemption of securities at their natural maturities. The possibility for sporadic large pre-payments still exists, as long-term rates enter a more volatile cycle, partly due to uncertainty in the subprime market. Note that the Portfolio does not include any subprime related securities.

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

The Company is a party to six interest rate swaps and six cross currency swaps, all with BNP PARIBAS as counterparty, as set out in the table below. In all but one of these swaps, the Company pays a fixed coupon and receives floating rate payments on the notional balances. The notional amount of each swap is tied to the outstanding principal of the securities they hedge. The maturity dates of the swaps reflect the maturity of these securities. However, the maturity dates may be earlier due to prepayments on some of these securities.

Trade Date	Maturity Date	Fixed Rate	Receive Rate	Estimated Net Realizable Value at September 30, 2007 (in 000’s)	Notional Balance (in 000’s)
February 25, 1999	February 25, 2009	U.S. 5.95	U.S. One Month LIBOR Plus Three Basis Points	(78)	6,990

June 25, 1999	June 25, 2009	U.S. 6.06	U.S. One Month LIBOR Plus Three and Half Basis Points	(319)	15,453

July 1, 1999	June 25, 2009	U.S. 6.39	U.S. One Month LIBOR Plus Three and Half Basis Points	(418)	14,575

September 27, 1999	March 25, 2009	U.S. 5.858	U.S. One Month LIBOR Plus Four Basis Points	(214)	15,031

June 26, 2000	October 1, 2008	U.S. 6.26	U.S. One Month LIBOR	(35)	4,163

March 21, 2003	February 25, 2009	U.S. 5.945	U.S. One Month LIBOR Plus Nine Basis Points	(75)	4,718

Total Swaps- Estimated Net Realizable Value Hedges				$ (1,139)	$60,930

Trade Date	Maturity Date	Fixed Rate	Receive Rate	Estimated Net Realizable Value at September 30, 2007 (in 000’s)	Notional Balance (in 000’s)
November 25, 1998	March 26, 2008	JPY 1.75	U.S. Three Month LIBOR Plus Six Basis Points	(1,677)	42,000

November 25, 1998	October 9, 2007	JPY 2.125	U.S. Three Month LIBOR Plus Six Basis Points	(2,643)	58,000

March 29, 1999	October 9, 2007	JPY 2.125	U.S. Three Month LIBOR Minus Two and Half Basis Points	(449)	30,000

April 6, 1999	October 9, 2007	JPY 2.125	U.S. Three Month LIBOR Minus One Basis Point	(1,186)	26,400

November 2, 2000	October 9, 2007	JPY 2.125	U.S. Three Month LIBOR Minus Two Basis Points	921	15,000

January 17, 2001	March 26, 2008	JPY 1.750	U.S. 5.80	(24)	18,000

Other Swap				$(5,058)	$189,400

Total Swap Portfolio (Other assets)				$(6,197)	$250,330

The main feature of mortgage securities is their sensitivity to the prepayment of mortgage loans, creating a contraction risk when interest rates decline and an extension risk when interest rates increase. The Company uses an estimate of the prepayment rate given either by the CPR (Conditional Prepayment Rate) or the PSA (Public Securities Association) prepayment model. Because of this risk, the securities are valued based on their average life rather than on their stated maturity date. The prepayment risk is evaluated and analyzed as this impacts the structure of the portfolio and the reinvestment policy.

The breakdown of the Company’s securities by category and weighted-average life distribution (stated in terms of amortized cost) is summarized below based on management’s prepayment assumptions (actual maturities may differ from maturities shown below due to prepayments) (in thousands):

September 30, 2007

Non-Collateral	Due In 2007	Due after 2007	Due after 2008	Due after 2009	Due After 2010	Due After 2011	Total

Fixed-Rate Instruments:
Fixed-Rate REMICs	$—	$—	$—	$—	$—	$—	$—
Agency DUS	—	19,902	41,028	—	—	—	60,930
Agency Debentures	199,429	132,043	—	—	—	—	331,472
Total Fixed-Rate Instruments	199,429	151,945	41,028	—	—	—	392,403

Floating-Rate Instruments:
Floating-Rate REMICs	—	—	—	—	—	263	263
Agency ARMs	—	—	—	—	—	1,429	1,429
Agency Hybrid ARMs	—	48	1,007	—	—	1,875	2,930
Total Floating-Rate Instruments	—	48	1,007	—	—	3,567	4,622

Total Non-Collateral	$199,429	$151,993	$42,035	$—	$—	$3,567	$397,024

Collateral
Fixed-Rate Instruments:
Fixed-Rate REMICs	$—	$—	$—	$—	$—	$—	$—
Agency DUS	—	—	—	—	—	—	—
Agency Debentures	—	—	—	—	—	—	—
Total Fixed-Rate Instruments	—	—	—	—	—	—	—

Floating-Rate Instruments:
Floating-Rate REMICs	—	—	—	642	735	294	1,671
Agency ARMs	—	366	—	—	621	1,050	2,037
Agency Hybrid ARMs	—	—	459	—	2,170	667	3,296
Total Floating-Rate Instruments	—	366	459	642	3,526	2,011	7,004

Total Collateral	$—	$366	$459	$642	$3,526	$2,011	$7,004
September 30, 2007 Total Portfolio	$199,429	$152,359	$42,495	$642	$3,526	$5,577	$404,028

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the Company’s evaluation, the President and Chief Financial Officer concluded that the disclosure controls and procedures are effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There has been no change in the Company’s internal control over financial reporting that occurred during the third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As a result of the recent problems in the credit market related to subprime mortgages, the credit market may decline due to investors’ risk aversions and other credit market related factors. The subprime problem has led to devaluation and illiquidity of some securities. Although the Company does not hold any mortgage-backed securities collateralized by underlying subprime loans, the inherent credit market volatility is a risk to the Portfolio.

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

Because of the relationship between the Company and the Branch, the Bank and their affiliates, conflicts of interest may arise between the Branch, the Bank and their affiliates and the Company. The Company’s officers, employees and directors (other than the independent director) are officers and employees of the Branch, the Bank or an affiliate. Conflicts of interest may arise between the discharge by such individuals of their duties as officers, employees or directors of the Company on the one hand and the Branch, the Bank and its affiliates on the other hand.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BNP U.S. FUNDING L.L.C. Registrant

Date: November 19, 2007	By	/s/ Martine Billeaud
Martine Billeaud President and Director

Date: November 19, 2007	By	/s/ Thomas Clyne
Thomas Clyne Chief Financial Officer and Director